Form 10-Q
period 1996-06-29
DEPARTMENT 56 INC
filed 1996-07-23
CIK 902270

FORM 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended:  June  29, 1996

Commission file number:          1-11908


                               Department 56, Inc.
             (Exact name of registrant as specified in its charter)


                   Delaware                             13-3684956
        (State or other jurisdiction of              (I.R.S. Employer
        incorporation or organization)              Identification No.)


        One Village Place, 6436 City West Parkway, Eden Prairie, MN 55344
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (612) 944-5600
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X        No

         As of June 29, 1996, 21,549,987 shares of the registrant's common stock, par value $.01 per share, were outstanding.



                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                      DEPARTMENT 56, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                 (IN THOUSANDS)


                                     ASSETS

                                          JUNE 29, DECEMBER 30,
                                           1996        1995
                                         --------   --------
CURRENT ASSETS:
     Cash and cash equivalents           $  2,810   $  7,805
     Accounts receivable, net             107,161     34,271
     Inventories                           25,363     29,059
     Other current assets                   7,173      6,544
                                         --------   --------
         Total current assets             142,507     77,679

PROPERTY AND EQUIPMENT, net                12,119     12,445
GOODWILL AND TRADEMARKS, net              165,906    168,195
OTHER ASSETS                                  573        766
                                         --------   --------
                                         $321,105   $259,085
                                         ========   ========



                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Revolving line of credit            $ 26,909   $   --
     Current portion of long-term debt     20,000     20,000
     Accounts payable                       6,434      6,599
     Other current liabilities             20,456     15,065
                                         --------   --------
         Total current liabilities         73,799     41,664

DEFERRED TAXES                              7,453      7,135
LONG-TERM DEBT                             60,000     60,000
STOCKHOLDERS' EQUITY                      179,853    150,286
                                         --------   --------
                                         $321,105   $259,085
                                         ========   ========



            See notes to condensed consolidated financial statements.


                      DEPARTMENT 56, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                   QUARTER       QUARTER
                                                    ENDED         ENDED
                                               JUNE 29, 1996   JULY 1, 1995
                                              --------------- --------------

NET SALES                                        $ 75,277      $ 74,755
COST OF SALES                                      30,958        32,327
                                                 --------      --------
     Gross profit                                  44,319        42,428
OPERATING EXPENSES:
     Selling, general, and administrative          13,006        12,163
     Amortization of goodwill and trademarks        1,144         1,144
     Recovery of import duties                        (36)         --
                                                 --------      --------
       Total operating expenses                    14,114        13,307
                                                 --------      --------
INCOME  FROM OPERATIONS                            30,205        29,121
OTHER EXPENSE (INCOME)
     Interest expense                               1,489         2,466
     Other, net                                       (71)          (93)
                                                 --------      --------
INCOME BEFORE INCOME TAXES                         28,787        26,748
PROVISION FOR INCOME TAXES                         11,515        10,833
                                                 --------      --------

NET INCOME                                       $ 17,272      $ 15,915
                                                 ========      ========


NET INCOME PER COMMON AND COMMON
     EQUIVALENT SHARE                            $   0.79      $   0.73
                                                 ========      ========

WEIGHTED AVERAGE COMMON AND COMMON
     EQUIVALENT SHARES OUTSTANDING                 21,744        21,722
                                                 ========      ========



            See notes to condensed consolidated financial statements.



                      DEPARTMENT 56, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                               26 WEEKS       26 WEEKS
                                                 ENDED           ENDED
                                             JUNE 29, 1996    JULY 1, 1995
                                            ---------------  --------------

NET SALES                                        $ 134,273      $ 127,802
COST OF SALES                                       56,151         55,722
                                                 ---------      ---------
     Gross profit                                   78,122         72,080
OPERATING EXPENSES:
     Selling, general, and administrative           24,506         22,137
     Amortization of goodwill and trademarks         2,288          2,288
     Recovery of import duties                        (235)          --
                                                 ---------      ---------
        Total operating expenses                    26,559         24,425
                                                 ---------      ---------
INCOME  FROM OPERATIONS                             51,563         47,655
OTHER EXPENSE (INCOME)
     Interest expense                                2,846          4,483
     Other, net                                       (332)          (234)
                                                 ---------      ---------
INCOME BEFORE INCOME TAXES
     AND EXTRAORDINARY ITEM                         49,049         43,406
PROVISION FOR INCOME TAXES                          19,620         17,579
                                                 ---------      ---------

INCOME BEFORE EXTRAORDINARY ITEM                    29,429         25,827

EXTRAORDINARY CHARGE DUE TO REFINANCING
  OF DEBT                                             --            1,312
                                                 ---------      ---------

NET INCOME                                       $  29,429      $  24,515
                                                 =========      =========

INCOME BEFORE EXTRAORDINARY ITEM
  PER COMMON AND COMMON EQUIVALENT SHARE         $    1.35      $    1.19
                                                 =========      =========

NET INCOME PER COMMON AND COMMON
  EQUIVALENT SHARE                               $    1.35      $    1.13
                                                 =========      =========

WEIGHTED AVERAGE COMMON AND COMMON
     EQUIVALENT SHARES OUTSTANDING                  21,756         21,712
                                                 =========      =========


         See notes to condensed consolidated financial statements.

                      DEPARTMENT 56, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)



                                                        26 WEEKS      26 WEEKS
                                                          ENDED         ENDED
                                                         JUNE 29,       JULY 1,
                                                           1996          1995
                                                         --------      ---------

CASH FLOWS FROM OPERATING ACTIVITIES-

     Net cash used in operating activities               $(31,538)    $ (34,516)

CASH FLOWS FROM INVESTING ACTIVITIES-

     Purchases of property and equipment                     (479)         (748)

CASH FLOWS FROM FINANCING ACTIVITIES:

     Proceeds from exercise of stock options                  113           550
     Net borrowings under revolving credit facility        26,909        44,442
     Proceeds from issuance of term loan                     --         100,000
     Principal payments on long-term debt                    --        (108,000)
                                                         --------     ---------
           Net cash provided by financing activities       27,022        36,992
                                                         --------     ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       (4,995)        1,728
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD            7,805         2,180
                                                         --------     ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $  2,810     $   3,908
                                                         ========     =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid for:
         Interest                                        $  2,399     $   4,635
         Income taxes                                    $ 15,865     $  11,034



         See notes to condensed consolidated financial statements.



                      DEPARTMENT 56, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 (IN THOUSANDS)

1.       BASIS OF PRESENTATION

         The accompanying condensed consolidated balance sheet as of December 30, 1995 was derived from the audited consolidated balances as of that date. The remaining accompanying condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments necessary for a fair presentation. Such adjustments were of a normal recurring nature.

         The results of operations for the quarter ended June 29, 1996 are not necessarily indicative of the results for the full fiscal year.

         It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the 1995 Annual Report to Stockholders and Annual Report on Form 10-K filed by Department 56, Inc. (the "Company") with the Securities and Exchange Commission.

2.       EXTRAORDINARY ITEM

         In February 1995, the principal operating subsidiary of the Company, D 56, Inc., entered into a new credit agreement providing a $100,000 term loan and a $90,000 revolving line of credit. The Company used the proceeds of the term loan combined with $8,000 of the revolving line of credit to refinance its long-term debt. In connection therewith, the Company recorded an extraordinary charge of $1,312, net of a tax benefit of $893.


3.       INCOME PER SHARE

         Net income and income before extraordinary item per common and common equivalent share are based on the weighted average of common and common equivalent shares outstanding during the period. Common equivalent shares consist of the Company's common stock issuable upon exercise of common stock options, determined using the treasury stock method.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

COMPARISON OF RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 29, 1996 TO THE QUARTER ENDED JULY 1, 1995.

                                                                    Quarter                       Quarter
                                                                     Ended                         Ended
                                                                 June 29, 1996                  July 1, 1995
                                                                 -------------                  -----------

                                                                             (Dollars in millions)
                                                                           % of                           % of
                                                             Dollars     Net Sales          Dollars    Net Sales
                                                             -------     ---------          -------    ---------
Net sales                                                    $75.3           100  %         $74.8         100  %

Gross profit                                                  44.3            59             42.4          57

Selling, general, and administrative expenses                 13.0            17             12.2          16

Amortization of goodwill and trademarks                        1.1             2              1.1           2

Income from operations                                        30.2            40             29.1          39

Interest expense                                               1.5             2              2.5           3

Other income, net                                             (0.1)            -             (0.1)         -

Income before income taxes                                    28.8            38             26.7          36

Provision for income taxes                                    11.5            15             10.8          14

Net income                                                    17.3            23             15.9          21



         Net Sales. Net sales increased $.5 million, or 1%, from $74.8 million in the second quarter of 1995 to $75.3 million in the second quarter of 1996. Sales of the Company's Village Series products increased $.2 million, or 0%, while sales of General Giftware products increased $.3 million, or 1%, between the two periods. Village Series and General Giftware products represented 71% and 29%, respectively, of the Company's net sales during the second quarter.

         Gross Profit. Gross profit increased $1.9 million, or 4%, between the second quarter of 1995 and the second quarter of 1996. The increase in gross profit was principally due to improved manufacturing efficiencies and lower volume discounts.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $.8 million, or 7%, between the second quarter of 1995 and the second quarter of 1996. The increase in expenses was due principally to higher sales, marketing and other expenses. Selling, general and administrative expenses as a percent of sales increased from 16% in the second quarter of 1995 to 17% in the second quarter of 1996.

         Income from Operations. Income from operations increased $1.1 million, or 4%, between the second quarter of 1995 and the second quarter of 1996 due to the factors described above. Income from operations, which increased from 39% to 40% of net sales, was favorably affected by the increase in the gross profit percentage.

         Interest Expense. Interest expense decreased $1.0 million, or 40%, between the second quarter of 1995 and the second quarter of 1996 principally due to the payment of $33 million of debt during 1995 and a decrease in interest rates.

         Provision for Income Taxes. The effective tax rate was 40.5% during the second quarter of 1995 and 40.0% during the second quarter of 1996.


RESULTS OF OPERATIONS

COMPARISON OF RESULTS OF OPERATIONS FOR THE 26 WEEKS ENDED JUNE 29, 1996 TO THE 26 WEEKS ENDED JULY 1, 1995.


                                                                   26 Weeks                      26 Weeks
                                                                     Ended                         Ended
                                                                 June 29, 1996                  July 1,1995
                                                                 -------------                  -----------

                                                                             (Dollars in millions)
                                                                           % of                           % of
                                                             Dollars     Net Sales          Dollars    Net Sales
                                                             -------     ---------          -------    ---------

Net sales                                                     $134.3        100  %           $127.8       100  %

Gross profit                                                    78.1         58                72.1        56

Selling, general, and administrative expenses                   24.5         18                22.1        17

Amortization of goodwill and trademarks                          2.3          2                 2.3         2

Recovery of import duties                                        (.2)         -                  -         -

Income from operations                                          51.6         38                47.7        37

Interest expense                                                 2.8          2                 4.5         4

Other income, net                                               (0.3)         -                (0.2)       -

Income before income taxes
  and extraordinary item                                        49.0         37                43.4        34

Provision for income taxes                                      19.6         15                17.6        14

Income before extraordinary item                                29.4         22                25.8        20

Extraordinary charge                                             -           -                  1.3         1

Net income                                                      29.4         22                24.5        19



         Net Sales. Net sales increased $6.5 million, or 5%, from $127.8 million in 1995 to $134.3 million in 1996. This increase was principally due to an increase in volume. Sales of the Company's Village Series products increased $1.6 million, or 2%, while sales of General Giftware products increased $4.9 million, or 13%, between the two periods. Village Series and General Giftware products represented 68% and 32%, respectively, of the Company's net sales in 1996.

         Gross Profit. Gross profit increased $6.0 million, or 8%, between 1995 and 1996. The increase in gross profit was principally due to the increase in sales volume, improved manufacturing efficiencies, lower volume discounts and lower import duties from the implementation of GATT.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $2.4 million, or 11%, between 1995 and 1996. The increase in expenses was due principally to higher sales, marketing and other expenses. Selling, general and administrative expenses as a percent of sales increased from 17% in 1995 to 18% in 1996.

         Income from Operations. Income from operations increased $3.9 million, or 8%, between 1995 and 1996 due to the factors described above. Income from operations, which increased from 37% to 38% of net sales, was favorably affected by the increase in the gross profit percentage.

         Interest Expense. Interest expense decreased $1.6 million, or 37%, between 1995 and 1996 principally due to the payment of $33 million of debt during 1995 and a decrease in interest rates.

         Provision for Income Taxes. The effective income tax rate was 40.5% and 40.0% during 1995 and 1996, respectively.

         Extraordinary Charge. In February 1995, D 56, Inc. entered into a new credit agreement providing for a $100 million term loan and a $90 million revolving line of credit. The Company used the proceeds of the term loan combined with $8 million of the revolving line of credit to refinance its long-term debt. In connection therewith, the Company recorded an extraordinary charge of $1.3 million, net of a tax benefit of $0.9 million, or $0.06 per share.


LIQUIDITY AND CAPITAL RESOURCES

         The principal sources of the Company's liquidity are its available cash balances, internally generated cash flow and a revolving credit agreement which provides letters of credit, bankers' acceptances and, if required, short-term seasonal borrowings. The Company believes that these sources of liquidity will be more than adequate to fund operations, capital expenditures and required principal payments on its term loan for the next 12 months.

         The Company maintains a revolving credit agreement providing for borrowings of up to $90 million (subject to certain limitations) including letters of credit and bankers' acceptances. At June 29, 1996, the Company had $26.9 million of outstanding loans and acceptances and $3.2 million of outstanding letters of credit under its revolving line of credit. The available revolving line of credit commitment was $52.2 million.

         Consistent with customary practice in the giftware industry, the Company offers extended accounts receivable terms to many of its customers. This practice has typically created significant working capital requirements in the second and third quarters which the Company has generally financed with net cash balances, internally generated cash flow and seasonal borrowings. The Company's net cash balances peak in December, following the collection of accounts receivable with extended payment terms.

         Accounts receivable increased $11.4 million from $95.8 million at July 1, 1995 to $107.2 million at June 29, 1996 principally due to the increase in sales volume, a higher percentage of 1996 sales qualifying for extended terms and somewhat slower payment patterns on certain accounts.

FOREIGN EXCHANGE

         The dollar value of the Company's assets abroad is not significant. The Company's sales are denominated in United States dollars and, as a result, are not subject to changes in exchange rates.

         The Company imports a substantial majority of its products from manufacturers located in the Pacific Rim, primarily Taiwan (Republic of China), The People's Republic of China and The Philippines. The Company's costs could be adversely affected if the New Taiwan Dollar (or the currencies of other countries in which the Company conducts business) appreciates significantly relative to the United States dollar. The Company, from time to time, will enter into foreign exchange contracts or build currency deposits as a partial hedge against currency fluctuations. The Company intends to manage foreign exchange risks to the extent possible and take appropriate action where warranted.

         At June 29, 1996 the Company had $16.0 million of foreign exchange contracts outstanding to hedge 1996 Taiwan dollar denominated inventory purchases. These contracts mature from July 1996 through November 1996 at a rate of approximately 27.00 NT$/US$. The Company's purchases from manufacturers located in The People's Republic of China and The Philippines are denominated in United States dollars.

EFFECT OF INFLATION

         The Company continually attempts to minimize any effect of inflation on earnings by controlling its operating costs and selling prices. During the past few years, the rate of inflation has not had a material impact on the Company's results of operations.

SEASONALITY AND CUSTOMER ORDERS

         The Company generally records its highest level of sales during the second and third quarters as retailers stock merchandise in anticipation of the holiday season. The Company can also experience fluctuations in quarterly sales growth and related net income compared with the prior year due to timing of receipt of product from suppliers and subsequent shipment of product from the Company to customers.


                                 CUSTOMER ORDERS ENTERED (1)
                                        (IN MILLIONS)

                       1st          2nd          3rd          4th
                       Qtr          Qtr          Qtr          Qtr         Total

         1994         $181         $27          $20           $9           $237
         1995          210          30           27            9            276
         1996          178          35          -            -              -


         (1) Customer orders entered are domestic orders received and approved by the Company, subject to cancellation for various reasons, including credit considerations, inventory shortages and customer requests.


         Historically, principally due to the timing of trade shows early in the calendar year and the limited supply of the Company's products, the Company has received the majority of its orders in the first quarter of each year. The Company entered 76% of its total annual customer orders during the first quarter of both 1995 and 1994. Cancellations were approximately 7% and 5% of total annual orders in 1995 and 1994, respectively.

          The Company shipped and recorded as net sales approximately 91% and 92% of its annual customer orders in 1995 and 1994, respectively. Orders not shipped in a particular year, net of cancellations, returns, allowances and cash discounts, are carried into backlog for the following year and have historically been Easter orders. Domestic unfilled orders were $81 million as of June 29, 1996, as compared to $113 million as of July 1, 1995.

         Through the second quarter of 1996, customer orders entered decreased 11% as compared to the same period for 1995. Customer orders entered for Village Series products and General Giftware products have decreased 14% and 6%, respectively, through the second quarter of 1996.


                           PART II - OTHER INFORMATION


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         At the Company's Annual Meeting of Stockholders held on May 16, 1996 (the "Annual Meeting"), all of the persons named in the Company's proxy materials as management nominees for the Board of Directors were elected. All the nominees were incumbent directors and their election at the Annual Meeting was uncontested. In addition, the Company's stockholders at the Annual Meeting ratified the appointment by the Board of Directors of Deloitte & Touche LLP, independent public accountants, as auditors for the Company for the fiscal year ending December 28, 1996 as follows: 19,082,061 voting for ratification; 18,744 voting against; 22,373 abstentions; 2,425,709 not voting.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      11.1       Computation of net income and income before
                             extraordinary item per share.



                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    DEPARTMENT 56, INC.



Date:    July 23, 1996              /s/Susan Engel
                                    Susan Engel
                                    President and Chief Operating Officer



Date:    July 23, 1996              /s/Timothy J. Schugel
                                    Timothy J. Schugel
                                    Vice President - Finance and Principal
                                    Accounting Officer




                                  EXHIBIT INDEX


      EXHIBIT            EXHIBIT                                          PAGE
      NUMBER              NAME                                           NUMBER


       11.1 Computation of net income and income before extraordinary item per share.

       27      Financial Data Schedule