Form 10-Q
period 1996-09-28
DEPARTMENT 56 INC
filed 1996-10-22
CIK 902270

                                    FORM 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:    September 28, 1996
                                   ---------------------------------------

Commission file number:  1-11908
                         --------------------------------


                               Department 56, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                     13-3684956
     ----------------                              ------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification No.)


       One Village Place, 6436 City West Parkway, Eden Prairie, MN  55344
      --------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (612) 944-5600
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X     No
     ------       -----

     As of September 28, 1996, 21,571,187 shares of the registrant's common stock, par value $.01 per share, were outstanding.

                        PART I  -  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                      DEPARTMENT 56, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                 (IN THOUSANDS)

                                     ASSETS

                                    SEPTEMBER 28,     DECEMBER 30,
                                        1996             1995
                                    ------------    -------------
CURRENT ASSETS:
  Cash and cash equivalents          $    3,724      $    7,805
  Accounts receivable, net              127,971          34,271
  Inventories                            21,733          29,059
  Other current assets                    7,519           6,544
                                     -----------    ------------
  Total current assets                  160,947          77,679

PROPERTY AND EQUIPMENT, net              12,195          12,445
GOODWILL AND TRADEMARKS, net            164,762         168,195
OTHER ASSETS                                575             766
                                   -------------   -------------
                                      $ 338,479       $ 259,085
                                   -------------   -------------
                                   -------------   -------------



                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Revolving line of credit            $  29,371    $      -
  Current portion of long-term debt      20,000          20,000
  Accounts payable                        5,673           6,599
  Other current liabilities              23,600          15,065
                                     -----------     -----------
     Total current liabilities           78,644          41,664

DEFERRED TAXES                            7,453           7,135
LONG-TERM DEBT                           60,000          60,000
STOCKHOLDERS' EQUITY                    192,382         150,286
                                      ----------     -----------
                                      $ 338,479       $ 259,085
                                      ----------      ----------
                                      ----------      ----------



            See notes to condensed consolidated financial statements.

                      DEPARTMENT 56, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                               QUARTER        QUARTER
                                                ENDED          ENDED
                                            SEPTEMBER 28,   SEPTEMBER 30,
                                                1996           1995
                                                ----           ----

NET SALES                                   $ 60,210       $  77,033
COST OF SALES                                 25,408          33,461
                                            ---------      ----------
  Gross profit                                34,802          43,572
OPERATING EXPENSES:
  Selling, general, and administrative        11,679          11,842
  Amortization of goodwill and trademarks      1,144           1,144
  Recovery of import duties                     (218)         (2,819)
                                           ----------      ----------
  Total operating expenses                    12,605          10,167
                                           ----------      ----------

INCOME  FROM OPERATIONS                       22,197          33,405
OTHER EXPENSE (INCOME)
  Interest expense                             1,744           2,761
  Other, net                                     (41)            (11)
                                           ----------      ----------
INCOME BEFORE INCOME TAXES                    20,494          30,655
PROVISION FOR INCOME TAXES                     8,198          12,415
                                           ----------      ----------

NET INCOME                                  $ 12,296      $   18,240
                                           ----------     -----------
                                           ----------     -----------

NET INCOME PER COMMON AND COMMON
  EQUIVALENT SHARE                         $    0.57      $     0.84
                                           ----------     -----------
                                           ----------     -----------
WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING               21,748          21,783
                                           ----------     -----------
                                           ----------     -----------


            See notes to condensed consolidated financial statements.

                      DEPARTMENT 56, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                              39 WEEKS       39 WEEKS
                                                ENDED          ENDED
                                            SEPTEMBER 28,   SEPTEMBER 30,
                                                1996           1995
                                                ----           ----

NET SALES                                  $ 194,483       $ 204,836
COST OF SALES                                 81,559          89,183
                                           ----------      ----------
Gross profit                                 112,924         115,653
OPERATING EXPENSES:
  Selling, general, and administrative        36,184          33,979
  Amortization of goodwill and trademarks      3,432           3,433
  Recovery of import duties                     (453)         (2,819)
                                           ----------     -----------

    Total operating expenses                  39,163          34,593
                                           ----------     -----------
INCOME  FROM OPERATIONS                       73,761          81,060
OTHER EXPENSE (INCOME)
  Interest expense                             4,590           7,244
  Other, net                                    (372)           (245)
                                           ----------     -----------
INCOME BEFORE INCOME TAXES
  AND EXTRAORDINARY ITEM                      69,543          74,061
PROVISION FOR INCOME TAXES                    27,817          29,995
                                           ----------     -----------
INCOME BEFORE EXTRAORDINARY ITEM              41,726          44,066

EXTRAORDINARY CHARGE DUE TO REFINANCING
  OF DEBT                                      -               1,312
                                           ----------     -----------
NET INCOME                                 $   41,726     $   42,754
                                           ----------     -----------
                                           ----------     -----------

INCOME BEFORE EXTRAORDINARY ITEM
  PER COMMON AND COMMON EQUIVALENT SHARE   $    1.92      $     2.03
                                           ----------     -----------
                                           ----------     -----------

NET INCOME PER COMMON AND COMMON
  EQUIVALENT SHARE                         $    1.92      $     1.97
                                           ----------     -----------
                                           ----------     -----------

WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING               21,757          21,736
                                           ----------     -----------
                                           ----------     -----------



            See notes to condensed consolidated financial statements.

                      DEPARTMENT 56, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)





                                                              39 WEEKS       39 WEEKS
                                                                ENDED          ENDED
                                                            SEPTEMBER 28,  SEPTEMBER 30,
                                                                1996           1995
                                                            -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES-

     Net cash used in operating activities                  $  (32,736)    $   (47,028)

CASH FLOWS FROM INVESTING ACTIVITIES-

     Purchases of property and equipment                          (962)         (1,443)

CASH FLOWS FROM FINANCING ACTIVITIES:

     Proceeds from exercise of stock options                       247             833
     Net borrowings under revolving credit facility             29,370          66,500
     Proceeds from issuance of term loan                          -            100,000
     Principal payments on long-term debt                         -           (115,500)
                                                            -------------  -------------
           Net cash provided by financing activities            29,617          51,833
                                                            -------------  -------------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                   (4,081)          3,362
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                 7,805           2,180
                                                            -------------  -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $    3,724     $     5,542
                                                            -------------  -------------
                                                            -------------  -------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
     Cash paid for:
         Interest                                           $    4,111     $     7,086
         Income taxes                                       $   22,740     $    23,788



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

     The results of operations for the quarter ended September 28, 1996 are not necessarily indicative of the results for the full fiscal year.

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

 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

COMPARISON OF RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 28, 1996 TO THE QUARTER ENDED SEPTEMBER 30, 1995.




                                                    Quarter               Quarter
                                                     Ended                 Ended
                                               September 28, 1996    September 30,1995
                                               -------------------  --------------------

                                                       (Dollars in millions)
                                                          % of                   % of
                                                Dollars  Net Sales  Dollars    Net Sales
                                                -------  ---------  -------    ---------
Net sales                                        $60.2     100   %   $77.0     100   %

Gross profit                                      34.8      58        43.6      57

Selling, general, and administrative expenses     11.7      19        11.8      15

Amortization of goodwill and trademarks            1.1       2         1.1       1

Recovery of import duties                          (.2)      -        (2.8)     (4)

Income from operations                            22.2      37        33.4      43

Interest expense                                   1.7       3         2.8       4

Other income, net                                    -       -           -       -

Income before income taxes                        20.5      34        30.7      40

Provision for income taxes                         8.2      14        12.4      16

Net income                                        12.3      20        18.2      24



     NET SALES. Net sales decreased $16.8 million, or 22%, from $77.0 million in the third quarter of 1995 to $60.2 million in the third quarter of 1996 principally as a result of a decrease in volume. Sales of the Company's Village Series products decreased $16.4 million, or 30%, while sales of General Giftware products decreased $.4 million, or 2%, between the two periods. Village Series and General Giftware products represented 63% and 37%, respectively, of the Company's net sales during the third quarter.

     GROSS PROFIT. Gross profit decreased $8.8 million, or 20%, between the third quarter of 1995 and the third quarter of 1996. The decrease in gross profit was principally due to the decrease in sales volume. Gross profit as a percentage of sales increased from 57% in the third quarter of 1995 to 58% in the third quarter of 1996 principally due to increased manufacturing efficiencies and lower volume discounts as a percent of sales.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.   Selling, general and
administrative expenses decreased $.2 million, or 1%, between the third quarter of 1995 and the third quarter of 1996. Selling, general and administrative expenses as a percent of sales increased from 15% in the third quarter of 1995 to 19% in the third quarter of 1996 principally due to increased marketing expenses and certain other general and administrative expenses which, because of their fixed nature, did not decrease directly with sales.

     INCOME FROM OPERATIONS.   Income from operations decreased $11.2 million,
or 34%, between the third quarter of 1995 and the third quarter of 1996. Income from operations decreased from 43% to 37% of net sales due to factors described above.

     INTEREST EXPENSE.   Interest expense decreased $1 million, or 37%, between
the third quarter of 1995 and the third quarter of 1996 principally due to the payment of $33 million of debt during 1995.

     PROVISION FOR INCOME TAXES.   The effective tax rate was 40.5% during the
third quarter of 1995 and 40.0% during the third quarter of 1996.

RESULTS OF OPERATIONS

COMPARISON OF RESULTS OF OPERATIONS FOR THE 39 WEEKS ENDED SEPTEMBER 28, 1996 TO THE 39 WEEKS ENDED SEPTEMBER 30, 1995.




                                                            39 Weeks            39 Weeks
                                                              Ended               Ended
                                                       September 28, 1996   September 30,1995
                                                       ------------------   ------------------

                                                                 (Dollars in millions)
                                                                   % of                % of
                                                       Dollars   Net Sales Dollars   Net Sales
                                                       -------   --------- -------   ---------
Net sales                                               $194.5     100  %   $204.8     100  %

Gross profit                                             112.9      58       115.7      56

Selling, general, and administrative expenses             36.2      19        34.0      17

Amortization of goodwill and trademarks                    3.4       2         3.4       2

Recovery of import duties                                  (.5)      -        (2.8)     (1)

Income from operations                                    73.8      38        81.1      40

Interest expense                                           4.6       2         7.2       4

Other income, net                                         (0.4)      -        (0.2)      -

Income before income taxes
  and extraordinary item                                  69.5      36        74.1      36

Provision for income taxes                                27.8      14        30.0      15

Income before extraordinary item                          41.7      21        44.1      22

Extraordinary charge                                         -       -         1.3       1

Net income                                                41.7      21        42.8      21


     NET SALES. Net sales decreased $10.4 million, or 5%, from $204.8 million in 1995 to $194.5 million in 1996 principally as a result of a decrease in volume. Sales of the Company's Village Series products decreased $14.8 million, or 10%, while sales of General Giftware products increased $4.5 million, or 7%, between the two periods. Village Series and General Giftware products represented 67% and 33%, respectively, of the Company's net sales in 1996.

     GROSS PROFIT. Gross profit decreased $2.7 million, or 2%, between 1995 and 1996. The decrease in gross profit was principally due to the decrease in sales volume. Gross profit as a percentage of sales increased from 56% in 1995 to 58% in 1996 principally due to increased manufacturing efficiencies, lower volume discounts as a percent of sales and lower import duties from the implementation of GATT.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.   Selling, general and
administrative expenses increased $2.2 million, or 6%, between 1995 and 1996. Selling, general and administrative expenses as a percent of sales increased from 17% in 1995 to 19% in 1996 principally due to increased marketing expenses and certain other general and administrative expenses which, because of their fixed nature, did not decrease directly with sales.

     INCOME FROM OPERATIONS.   Income from operations decreased $7.3 million, or
9%, between 1995 and 1996. Income from operations decreased from 40% to 38% of net sales due to the factors described above.

     INTEREST EXPENSE.   Interest expense decreased $2.7 million, or 37%,
between 1995 and 1996 principally due to the payment of $33 million of debt during 1995 and a decrease in interest rates.

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

     The Company maintains a revolving credit agreement providing for borrowings of up to $90 million (subject to certain limitations) including letters of credit and bankers' acceptances. At September 28, 1996, the Company had $29.4 million of outstanding loans and acceptances and $1.7 million of outstanding letters of credit under its revolving line of credit. The available revolving line of credit commitment was $58.8 million.

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

     Accounts receivable increased $1.2 million from $126.8 million at September 30, 1995 to $128.0 million at September 28, 1996 principally due to a higher percentage of 1996 sales qualifying for extended terms.

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

     At September 28, 1996 the Company had $6.4 million of foreign exchange contracts outstanding to hedge 1996 Taiwan dollar denominated inventory purchases. These contracts mature during October and November of 1996 at a rate of approximately 27.00 NT$/US$.

EFFECT OF INFLATION

     The Company continually attempts to minimize any effect of inflation on earnings by controlling its operating costs and selling prices. During the past few years, the rate of inflation has not had a material impact on the Company's results of operations.

SEASONALITY AND CUSTOMER ORDERS

     The Company generally records its highest level of sales during the second and third quarters as retailers stock merchandise in anticipation of the holiday season. The Company can also experience fluctuations in quarterly sales and related net income compared with the prior year due to timing of receipt of product from suppliers and subsequent shipment of product from the Company to customers.


                           CUSTOMER ORDERS ENTERED (1)
                                  (IN MILLIONS)

                  1st   2nd     3rd     4th
                  Qtr   Qtr     Qtr     Qtr   Total
                 ----   ---     ---     ---   -----
     1994        $181   $27     $20     $9    $237
     1995         210    30      27      9     276
     1996         178    35      28    -       -
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

      The Company shipped and recorded as net sales approximately 91% and 92% of its annual customer orders in 1995 and 1994, respectively. Orders not shipped in a particular year, net of cancellations, returns, allowances and cash discounts, are carried into backlog for the following year and have historically been Easter orders. Domestic unfilled orders were $44.5 million as of September 28, 1996, as compared to $57.5 million as of September 30, 1995.

     Through the third quarter of 1996, customer orders entered decreased 10% as compared to the same period for 1995. Customer orders entered for Village Series products and General Giftware products decreased 11% and 8%, respectively.

FORWARD-LOOKING STATEMENT CONCERNING 1996 EPS

The Company forecasts that earnings per share (EPS) for the current fiscal year will approximate or be slightly lower than 1995 fiscal year EPS (excluding import duty recoveries and extraordinary refinancing charges). This forecast is a "forward-looking statement" within the meaning of The Private Securities Litigation Reform Act of 1995, and involves risks and uncertainties. Among others, this forecast is based on the following assumptions:

- Order input for the 1996 fourth quarter will increase over 1995 fourth quarter order input for each product category at the same rate by which order input for the 1996 third quarter increased over 1995 third quarter order input.

- Order cancellation rates for the 1996 fourth quarter will remain stable or improve relative to those rates for the current year through the end of the third quarter.

- Product received from manufacturers will be of sufficient quantity, mix and promptness so as to satisfy new orders as well as the backlog of orders which are to be shipped in the current year.

- The gross margin rate will be maintained at the level of the current year through the end of the third quarter.

- Selling, general and administrative expenses (SG&A) for the 1996 fourth quarter will not exceed the amount of SG&A for the 1995 fourth quarter.

-    The regulatory and trade environment will remain stable.

Actual results may vary materially from this forecast and the assumptions upon which it is based. This forward-looking statement speaks as of the date of this report only, and the Company undertakes no obligation to publish or update any forward-looking statements in the future.

                          PART II  -  OTHER INFORMATION



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.


     (a)    11.1    Computation of net income and income before extraordinary
                    item per share.

     (b)    27      Financial Data Schedule.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           DEPARTMENT 56, INC.



Date:  October 22, 1996    /s/Susan Engel
                           ----------------
                           Susan Engel
                           President and Chief Operating Officer



Date:  October 22, 1996    /s/Timothy J. Schugel
                           ---------------------
                           Timothy J. Schugel
                           Vice President - Finance and Principal Accounting
                           Officer

                                  EXHIBIT INDEX


     EXHIBIT                  EXHIBIT                            PAGE
     NUMBER                     NAME                             NUMBER
     ------                     ----                             ------

      11.1 Computation of net income and income before extraordinary item per share.

      27         Financial Data Schedule