Form 10-K
period 1996-12-28
DEPARTMENT 56 INC
filed 1997-03-28
CIK 902270

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
(MARK ONE)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required) For the fiscal year ended December 28, 1996

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)
     For the transition period from ____________ to ____________.

                         COMMISSION FILE NUMBER 1-11908

                              DEPARTMENT 56, INC.
             (Exact name of registrant as specified in its charter)

              DELAWARE                   13-3684956
  (State or other jurisdiction of     (I.R.S. Employer
   incorporation or organization)      Identification
                                            No.)

         ONE VILLAGE PLACE                  55344
       6436 CITY WEST PARKWAY            (Zip Code)
          EDEN PRAIRIE, MN
  (Address of principal executive
              offices)

                                 (612) 944-5600
              (Registrant's telephone number, including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                       NAME OF EACH EXCHANGE
              TITLE OF EACH CLASS                       ON WHICH REGISTERED
------------------------------------------------  -------------------------------
     Common Stock, par value $.01 per share           New York Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K /X/.

    The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $356,980,932 as of March 19, 1997 (based on the closing price of consolidated trading in the Common Stock on that date as published in THE WALL STREET JOURNAL). For purposes of this computation, shares held by affiliates and by directors and officers of the registrant have been excluded. Such exclusion of shares held by directors and officers is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

    Number of Shares of Common Stock, par value $.01 per share, outstanding as of March 19, 1997: 21,267,729

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Company's Annual Report to Stockholders for the fiscal year ended December 28, 1996 (the "1996 Annual Report") are incorporated by reference in Parts II and IV. Portions of the Company's definitive Proxy Statement for the 1997 Annual Meeting of Stockholders filed with the Securities and Exchange Commission concurrently with this Form 10-K (the "1997 Proxy Statement") are incorporated by reference in Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

    GENERAL

    Department 56, Inc. (including its direct and indirect subsidiaries, "Department 56" or the "Company") is a leading designer, importer and distributor of fine quality collectibles and other giftware products sold through gift, home accessory and specialty retailers. The Company is best known for its Village Series of collectible, handcrafted, lit ceramic and porcelain houses, buildings and related accessories in the Original Snow Village Collection and The Heritage Village Collection as well as its extensive line of holiday and home decorative accessories, including its Snowbabies collectible porcelain and pewter handpainted figurines.

    PRODUCTS

    VILLAGE SERIES PRODUCTS. Department 56 is best known for its Village Series, several series of collectible, handcrafted, lit ceramic and porcelain houses, buildings and related accessories that depict nostalgic winter scenes. The Company introduces new lit pieces, limited edition pieces, figurines and other accessories each year to complement the collections. To allow for these new introductions and to keep each series appropriately balanced, the Company has traditionally retired a number of its existing pieces from production each year. Retirement decisions are based on management's judgment as to, among other things, expected consumer demand, whether a piece continues to fit the evolving design characteristics of a series and manufacturing considerations.

    The Company's Village Series products are comprised of two broad collections: The Original Snow Village Collection and The Heritage Village Collection. The Original Snow Village Collection, introduced in 1976, consists of lit ceramic houses and accessories designed around a single "Main Street U.S.A." theme. The Heritage Village Collection, introduced in 1984 and expanded since that time, consists of lit porcelain houses and accessories designed around several different village themes. By using porcelain for The Heritage Village Collection products, the Company has been able to achieve a higher level of detail, in a smaller scale product, than would have been possible by using ceramic.

    VILLAGE ACCESSORIES. Department 56 also produces a range of accessories for its villages, including figurines, vehicles, musical tapes, lighting and other decorative items. The sale of accessories for its Village Series is an important part of the Company's strategy to encourage the continued purchase of its products. Accessories allow collectors to refresh their collections by changing their displays and by creating personalized settings. Many of the accessories can be used interchangeably between the various villages, although certain accessories are designed uniquely for specific villages.

    GENERAL GIFTWARE. The Company offers a wide range of other decorative giftware and home accessory items, including the Company's Snowbabies and Snowbunnies figurines, Christmas and Easter decorative items, tableware, decorative tins, acrylics and gift bags. Department 56 develops these decorative giftware and home accessories both to satisfy specific consumer demand and to introduce new product concepts that may develop into important product lines for the Company in the future. Snowbabies figurines, originally introduced in 1987 as part of the Company's general Christmas collection, rapidly became a popular product line and subsequently have achieved their own collectible status. General Giftware products are generally offered as a line of products developed around a central design theme. The Company updates its product offerings twice a year and currently maintains an aggregate of approximately 3,100 stock keeping units, of which approximately 2,500 are General Giftware products.

    CUSTOMERS

    The Company's principal customers (accounting for approximately 90% of its sales) are approximately 19,000 independent gift retailers across the United States. These retailers include approximately 1,500 independently owned Gold Key and Showcase Dealers, who receive special recognition and qualify for improved sales terms, and who must satisfy certain requirements, such as maintaining the Company's products on display in an attractive setting for at least six months. Occasionally, a particular product will be sold exclusively through certain dealers. Approximately 10% of the Company's sales are made to department stores and mail order houses. No single account represented more than 3% of the Company's sales in fiscal 1996. The Company provides volume discounts to its customers with respect to most of its products. The Company has generally had only limited sales outside the United States. International sales were approximately 1% of the Company's sales in fiscal 1996, and the Company does not expect to materially increase international sales in fiscal 1997.

    As part of the Company's strategy of selective distribution, only approximately 6,000 retailers receive the Company's Village Series and Snowbabies products. Certain of the Company's lit Village Series products and porcelain Snowbabies figurines have been sold on allocation for each of the last nine years and six years, respectively. The Company periodically evaluates and adjusts its distribution network, and reviews its dealership policies with a view of optimizing both the Company's distribution strategy and the store-level operations of its independent dealers.

    MARKETING AND ADVERTISING

    Department 56 sells its products through 12 independently operated wholesale showrooms (including showrooms in New York, Dallas and Los Angeles) and three corporate showrooms which cover the major giftware market areas in the United States. The Company's headquarters in Eden Prairie, Minnesota has a 10,000 square-foot atrium showroom where all of its products, including retired Village Series lighted pieces and Snowbabies figurines, are displayed. The Company also has a corporate showroom of approximately 13,000 square feet at the Atlanta, Georgia gift mart and a corporate showroom of approximately 7,500 square feet at the Chicago, Illinois gift mart. In addition, the Company sells through giftware shows throughout the United States. Tests have been conducted of product sales through home television shopping and through corporate gift programs. The Company intends to maintain flexibility in its marketing and distribution strategies in order to take advantage of opportunities that may develop in the future.

    The Company advertises its products to retailers principally through trade journals, giftware shows and brochures, and provides merchandising and product information to its collectible product dealers through a periodical newsletter. It advertises to consumers through brochures, point of sale information and seasonal advertisements in magazines and newspapers. The Company has also expanded its consumer advertising through use of cooperative advertising with its Gold Key Dealers using various media formats. In addition, the Company publishes and sells a quarterly newsletter, which contains product-related articles and description of its product lines, to subscriber groups and others, and maintains an interactive consumer information center on an Internet web site. Department 56 maintains a toll-free telephone line for collector questions and participates in collector conventions.

    DESIGN AND PRODUCTION

    The Company has an ongoing program of new product development. Each year, the Company introduces new products in its existing product lines and also develops entirely new design concepts. The Company endeavors to develop new products which, although not necessarily similar to the products currently marketed by the Company, fit the Company's quality and pricing criteria and can be distributed through the Company's existing marketing and distribution system.

    Department 56 believes that its relationships with its manufacturers, and the quality of their craftsmanship, provide a competitive advantage and are a significant contributor to the Company's success. The Company imports most of its products from the Pacific Rim, primarily The People's Republic of China, Taiwan (Republic of China) and The Philippines. The Company also imports a small percentage of its products from sources in India, and occasionally from sources in Europe (primarily Italy, England and Germany). In fiscal 1996, the Company imported products from approximately 130 independent manufacturing sources. The Company's single largest manufacturing source represented approximately 9% of the Company's imports in fiscal 1996. The Company's emphasis on high quality craftsmanship at affordable prices limits the sources from which the Company chooses to obtain products. The Company has long-standing relationships with the majority of its manufacturers (several for ten years or more) and often purchases (typically on a year-to-year basis) a manufacturer's entire output for a year. As a result of these relationships, the Company has experienced a low turnover of its manufacturing sources.

    The Company's wholly owned indirect subsidiary, Department 56 Trading Co., Ltd., the principal operations of which are based in Taiwan, sources many of the Company's products in the Pacific Rim, monitors and coordinates production and assists in the export of the Company's products to the United States. The Company believes that this overseas subsidiary provides the Company with greater product and quality control, at a lower cost, than would be available from a third party trading company. The Company also purchases products, to a limited extent, from selected independent trading companies operating in particular geographic regions.

    The design and manufacture of the Company's Village Series products are complex processes. The path from final conception of the design idea to market introduction typically takes approximately 18 months. Products other than the Company's collectibles lines can generally be introduced within a few months after a decision is made to produce the product. The Company's Village Series products are principally composed of ceramic and porcelain clays and the Company's other products are designed in a variety of media, including paper, ceramic and porcelain.

    DISTRIBUTION AND SYSTEMS

    The products sold by the Company in the United States are generally shipped by ocean freight from abroad and then by rail to the Company's two automated warehouse and distribution centers, each located within 10 miles of the other in the southwest quadrant of the Minneapolis/St. Paul metropolitan area. The Bloomington facility is dedicated to the warehousing and distribution of Village Series lit pieces, while the Eden Prairie facility handles all other products. Shipments from the Company to its customers are handled by United Parcel Service or commercial trucking lines.

    The Company utilizes computer systems to maintain efficient order processing from the time a product enters the Company's system through shipping and ultimate payment collection from its customers. The Company also uses handheld optical scanners and bar coded labels in accepting orders at wholesale showrooms throughout the United States. In addition, uniform computer and communication software systems allow on-line information access between the Company's headquarters and its showrooms, and those systems generally provide direct linkage with the Company's field salesforce. The Company believes its complex yet efficient software for the processing and shipment of orders from its central warehouse allows it to better serve its retail customer base.

    BACKLOG AND SEASONALITY

    The Company receives products, pays its suppliers and ships products throughout the year, although the majority of shipments occur in the second and third quarters of each year as retailers stock merchandise in anticipation of the winter holiday season. The Company continues to ship merchandise until mid-December each year. Accordingly, the Company's backlog typically is lowest at the beginning of January. As of December 28, 1996, Department 56 had unfilled wholesale orders of approximately $7.2 million, compared to $11.0 million at December 30, 1995. All of the backlog is scheduled to be shipped to customers during the current fiscal year. Approximately 5% to 7% of the Company's total annual customer orders have been cancelled in each of the last three years for a number of reasons, including customer credit considerations, inventory shortages or customer cancellation requests.

    Department 56 experiences a significant seasonal pattern in its working capital requirements and operating results. During the first quarter of each of the last three years, the Company received orders ranging from approximately 71% to 76% of its annual orders for such year. The Company offers extended payment terms to many of its customers for seasonal merchandise. Accordingly, the Company collects a substantial portion of its accounts receivable in the fourth quarter. Due to the seasonal pattern of shipping and accounts receivable collection, the Company generally has had greater working capital needs in its second and third quarters and has experienced greater cash availability in its fourth quarter. The Company typically finances its operations through net cash and marketable securities balances, internally generated cash flow and short-term seasonal borrowings. As a result of the Company's sales pattern, the Company has historically recorded a substantial portion of its revenues in its second and third quarters. The Company expects this seasonal sales pattern to continue for the foreseeable future.

    TRADEMARKS AND OTHER PROPRIETARY RIGHTS

    The Company owns ten U.S. trademark registrations and has pending U.S. trademark applications with respect to certain of its logos and brandnames. In addition, the Company from time to time registers selected trademarks in certain foreign countries.

    Department 56 regards its trademarks and other proprietary rights as valuable assets and intends to maintain and renew its trademarks and their registrations and vigorously defend against infringement. The U.S. registrations for the Company's trademarks are currently scheduled to expire or be cancelled at various times between 2002 and 2007, but can be maintained and renewed provided that the marks are still in use for the goods and services covered by such registrations.

    COMPETITION

    Department 56 competes generally for the disposable income of consumers and, in particular, with other producers of fine quality collectibles, specialty giftware and home decorative accessory products. The collectibles area, in particular, is affected by changing consumer tastes and interests. The giftware industry is highly competitive, with a large number of both large and small participants. The Company's competitors distribute their products through independent gift retailers, department stores, televised home shopping networks and mail order houses or through direct response marketing. The Company believes that the principal elements of competition in the specialty giftware industry are product design and quality, product and brand-name loyalty, product display and price. The Company believes that its competitive position is enhanced by a variety of factors, including the innovativeness, quality and enduring themes of the Company's products, its reputation among retailers and consumers, its in-house design expertise, its sourcing and marketing capabilities and the pricing of its products. Some of the Company's competitors, however, are part of large, diversified companies having greater financial resources and a wider range of products than the Company.

    RESTRICTIONS ON IMPORTS

    The Company does not own or operate any manufacturing facilities and imports most of its products from manufacturers in the Pacific Rim, primarily The People's Republic of China, Taiwan and The Philippines. The Company also imports a small percentage of its products from sources in India, and occasionally from sources in Europe (primarily Italy, England and Germany).

    The Company's ability to import products and thereby satisfy customer orders is affected by the availability of, and demand for, quality production capacity abroad. The Company competes with other importers of specialty giftware products for the limited number of foreign manufacturing sources which can produce detailed, high-quality products at affordable prices. The Company is subject to the following risks inherent in foreign manufacturing: fluctuations in currency exchange rates; economic and political instability; cost fluctuations and delays in transportation; restrictive actions by foreign governments; nationalizations; the laws and policies of the U.S. affecting importation of goods (including duties, quotas and taxes); and foreign trade and tax laws. In particular, the Company's costs could be adversely affected if the currencies of other countries in which the Company sources product appreciate significantly relative to the U.S. dollar.

    Substantially all of the Company's products are subject to customs duties and regulations pertaining to the importation of goods, including requirements for the marking of certain information regarding the country of origin on the Company's products. In the ordinary course of its business, from time to time, the Company is involved in disputes with the U.S. Customs Service regarding the amount of duty to be paid, the value of merchandise to be reported or other customs regulations with respect to certain of the Company's imports, which may result in the payment of additional duties and/or penalties, or which may result in the refund of duties to the Company.

    The United States and the countries in which the Company's products are manufactured may, from time to time, impose new quotas, duties, tariffs or other charges or restrictions, or adjust presently prevailing quotas, duty or tariff levels, which could adversely affect the Company's financial condition or results of operations or its ability to continue to import products at current or increased levels. In particular, the Company's costs may be increased, or the mix of countries from which it sources its products may be changed, in the future if countries which are currently accorded "Most Favored Nation" status by the United States cease to have such status or the United States imposes retaliatory duties against imports from such countries. The Company cannot predict what regulatory changes may occur or the type or amount of any financial impact on the Company which such changes may have in the future.

    In fiscal 1996, approximately 50% (as compared to approximately 40% in fiscal 1995) of the Company's imports were manufactured in The People's Republic of China, which is currently accorded "Most Favored Nation" status and generally is not subject to U.S. retaliatory duties. The Company expects that the proportion of its products manufactured in The People's Republic of China will increase in the future. Various commercial and legal practices widespread in The People's Republic of China, including the handling of intellectual properties, as well as certain political and military actions taken or suggested by The People's Republic of China in relation to Taiwan and residents of Hong Kong, are under review by the United States government and, accordingly, the duty treatment of goods imported from The People's Republic of China is subject to political uncertainties. To the extent The People's Republic of China may cease to have "Most Favored Nation" status or its exports may be subject to political retaliation, the cost of importing products from such country would increase significantly, and the Company believes that there could be a short-term adverse effect on the Company until alternative manufacturing arrangements were obtained.

    EMPLOYEES

    As of December 28, 1996, the Company had 195 full-time employees in the United States and 8 full-time employees in Taiwan. All of the Company's 72 U.S.-based warehouse, shipping and receiving personnel employed as of that date are represented by Local Union No. 638 of the Teamsters under a contract that expires on December 31, 1997. The Company will begin the process of negotiating a new contract in fiscal 1997. The Company believes that its labor relations are good and has never experienced a work stoppage.

    ENVIRONMENTAL MATTERS

    The Company is subject to various Federal, state and local laws and regulations governing the use, discharge and disposal of hazardous materials. Compliance with current laws and regulations has not had and is not expected to have a material adverse effect on the Company's financial condition. It is possible, however, that environmental issues may arise in the future which the Company cannot now predict.

ITEM 2.  PROPERTIES

    The Company owns a 67,000 square-foot facility in Eden Prairie, Minnesota, which includes 57,000 square feet of office space. Its executive offices, creative center and primary corporate showroom are located in this facility, which is known as "One Village Place." The Company currently occupies approximately 64,800 square feet of the facility and leases the remaining 2,200 square feet to others.

    The Company leases a warehouse and distribution facility in Eden Prairie of approximately 150,000 square feet. The current lease for this facility expires on March 31, 2001 and is extendible at the Company's option for an additional five years. The Company also leases a warehouse and distribution facility in Bloomington, Minnesota of approximately 159,000 square feet, the lease for which expires on February 28, 1999 and is extendible at the Company's option for an additional three years. Nearby the Bloomington distribution facility is additional bulk storage warehouse space of approximately 52,000 square feet, the Company's lease for which expires on February 28, 1999 and is extendible at the Company's option for an additional three years. The Company believes that its current facilities are adequate to support its needs. However, the Company continuously evaluates its need for additional facilities. The Company also leases a corporate showroom of approximately 13,000 square feet in the Atlanta, Georgia gift mart and a corporate showroom of approximately 7,500 square feet in the Chicago, Illinois gift mart. These leases expire on December 31, 2006 and November 30, 1999, respectively.

ITEM 3.  LEGAL PROCEEDINGS

    The Company is involved in various legal proceedings, claims and governmental audits in the ordinary course of its business. In the opinion of the Company's management, the ultimate disposition of these proceedings, claims and audits will not have a material adverse effect on the financial position or results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of the Company's security holders during the last quarter of the year ended December 28, 1996.

ADDITIONAL ITEM.  EXECUTIVE OFFICERS OF THE REGISTRANT

    Set forth below are the executive officers of the Company as of the date hereof. Unless otherwise indicated each executive officer of D 56, Inc., the Company's principal operating subsidiary, holds identical positions with the Company as he or she does with D 56, Inc. Officers serve at the discretion of the Board of Directors.

       NAME          AGE               POSITION(S) WITH THE COMPANY
-------------------  ---   ----------------------------------------------------

Edward R. Bazinet    53    Chairman of the Board

Susan E. Engel       50    President and Chief Executive Officer

Mark R. Kennedy      39    Senior Vice President and Chief Financial Officer

David H. Weiser      37    Senior Vice President -- Legal/Human Resources,
                            General Counsel and Secretary

David W. Dewey       39    Senior Vice President -- Overseas Operations

William E. Kirchner  49    Senior Vice President -- Product Development

Robert S. Rose       42    Vice President -- Distribution and Operations

Timothy J. Schugel   38    Vice President -- Finance and Principal Accounting
                            Officer

Joan M. Serena       43    Vice President -- Consumer & Dealer Marketing

Gregory G. Sorensen  34    Vice President -- Management Information Systems

    The principal occupations and positions for the past five years, and in certain cases prior years, of each of the executive officers of the Company are as follows:

    Edward R. Bazinet has been Chairman of the Board of the Company and of D 56, Inc. since April 22, 1993. He was Chief Executive Officer of the Company and of D 56, Inc. from April 22, 1993 until November 13, 1996. Mr. Bazinet was the founder of D 56, Inc. and was President of D 56, Inc. from 1984 until April 22, 1993.

    Susan E. Engel has been Chief Executive Officer of the Company and of D 56, Inc. since November 13, 1996, and President of the Company and of D 56, Inc. since September 19, 1994. She was Chief Operating Officer of the Company and of D 56, Inc. from September 19, 1994 until November 13, 1996. Ms. Engel was a consultant to retail and consumer goods companies from September 1993 until September

1994, and Chief Executive Officer and President of Champion Products, Inc. (a manufacturer of athletic and active sports apparel) from October 1991 to September 1993.

    Mark R. Kennedy has been Senior Vice President of the Company and of D 56, Inc. since January 1, 1997 and Chief Financial Officer of the Company and of D 56, Inc. since April 25, 1995. He was Vice President -- Administration of the Company and of D 56, Inc. from April 25, 1995 until January 1, 1997. From January 1995 until April 25, 1995, Mr. Kennedy was a private investor. Mr. Kennedy was Senior Executive Vice President of Shopko Stores, Inc. (a "mass market" department store chain) from June 1993 to January 1995, and its Senior Vice President and Chief Financial Officer from February 1992 to June 1993.

    David H. Weiser has been Senior Vice President -- Legal/Human Resources of the Company and of D 56, Inc. since January 1, 1997. He has also been General Counsel of the Company since April 22, 1993, General Counsel of D 56, Inc. since March 15, 1993, and Secretary of the Company and of D 56, Inc. since February 1993. Mr. Weiser was Vice President of the Company from April 22, 1993 until January 1, 1997 and Vice President of D 56, Inc. from March 15, 1993 until January 1, 1997. He was an associate in the law firm of Fried, Frank, Harris, Shriver & Jacobson from 1986 until March 15, 1993.

    David W. Dewey has been Senior Vice President -- Overseas Operations of the Company and of D 56, Inc. since January 1, 1997. He was Vice President -- Overseas Operations of the Company and of D 56, Inc. from April 22, 1993 until January 1, 1997. Mr. Dewey was Vice President of Marketing of D 56, Inc. from March 1990 until April 22, 1993.

    William E. Kirchner has been Senior Vice President -- Product Development of the Company and of D 56, Inc. since January 1, 1997. He was Vice President -- Product Development and Advertising of the Company and of D 56, Inc. from April 22, 1993 until January 1, 1997. Mr. Kirchner was Director of Advertising and New Product Development of D 56, Inc. from May 1984 until April 22, 1993.

    Robert S. Rose has been Vice President -- Distribution and Operations of the Company and of D 56, Inc. since April 22, 1993. Mr. Rose was Vice President of Operations of D 56, Inc. from September 1988 until April 22, 1993.

    Timothy J. Schugel has been Vice President -- Finance of the Company and of D56, Inc. since April 10, 1995, and was Controller of the Company and of D 56, Inc. from April 26, 1993 until April 10, 1995. He was a Senior Manager/Manager with the public accounting firm of Deloitte & Touche LLP from 1986 until April 24, 1993.

    Joan M. Serena has been Vice President -- Consumer & Dealer Marketing of the Company and of D 56, Inc. since January 1, 1997. She was Vice President -- Consumer & Retail Marketing of the Company and of D 56, Inc. from October 20, 1995 until January 1, 1997. She was Vice President -- Consumer Services of the Company and of D 56, Inc. from April 22, 1993 until October 20, 1995. Ms. Serena was Vice President, Sales Services of D 56, Inc. from June 1992 until April 22, 1993. Ms. Serena was Divisional Product Merchandising Manager of the Home Furnishing Division of Associated Merchandising Corporation (a product-sourcing firm servicing department stores) from August 1988 through May 1992.

    Gregory G. Sorensen has been Vice President -- Management Information Systems of the Company and of D 56, Inc. since July 22, 1996. He was Vice President of Information Systems of Tsumura International, Inc. (a distributor of consumer soaps and toiletries) from October 1991 until July 12, 1996, and a consultant to D 56, Inc. from July 12, 1996 until July 22, 1996.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Information required by this Item is included in Corporate and Stockholder Information on page 29 of the 1996 Annual Report and Note 7 to Five Year Summary on page 11 of the 1996 Annual Report, and such information is incorporated herein by reference.

    As of March 19, 1997, the number of holders of record of the Company's Common Stock was 1,073.

ITEM 6.  SELECTED FINANCIAL DATA

    Information required by this Item is included in Five Year Summary on page 11 of the 1996 Annual Report, and such information is incorporated herein by reference. See also the notes to the consolidated financial statements and Management's Discussion and Analysis on pages 22 to 27 and 12 to 17, respectively, of the 1996 Annual Report, and such information is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Information required by this Item is included in Management's Discussion and Analysis on pages 12 to 17 of the 1996 Annual Report, incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Information required by this Item is included in the consolidated financial statements of the Company for the years ended December 28, 1996, December 30, 1995 and December 31, 1994, the notes to the consolidated financial statements, and the report of independent auditors thereon on pages 18 to 28 of the 1996 Annual Report, and in the Company's unaudited quarterly financial data for the years ended December 28, 1996 and December 30, 1995 on page 14 of the 1996 Annual Report, incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None in 1996.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information required by this Item concerning directors of the Company who are nominated by the Company for re-election at the 1997 annual meeting of the Company's stockholders is included in the 1997 Proxy Statement in the section captioned "Item 1 -- Election of Directors," and such information is incorporated herein by reference. Information required by this Item concerning the executive officers of the Company is included in Part I, pages 7 and 8 of this Annual Report on Form 10-K as permitted by General Instruction G(3) to Form 10-K. Information required by this Item concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is included in the 1997 Proxy Statement in the last paragraph of the section captioned "Security Ownership of Certain Beneficial Owners and Management," and such information is incorporated herein by reference.

    The principal occupations and positions for the past five years, and in certain cases prior years, of each of the current directors of the Company who are not nominated for re-election at the 1997 annual meeting of stockholders are as follows:

    Nicholas C. Forstmann, age 50, has been a director of the Company since October 1992. Mr. Forstmann has been a General Partner of FLC Partnership, L.P., the general partner of Forstmann Little & Co. (a private investment firm), since he co-founded Forstmann Little & Co. in 1978. He is a director of General Instrument Corporation ("General Instrument"), a maker of broadcast transmission, distribution and access control technologies and power rectifying components.

    Stephen Fraidin, age 57, has been a director of the Company since December 14, 1992. Mr. Fraidin has been a partner in the law firm of Fried, Frank, Harris, Shriver & Jacobson (a partnership including professional corporations) since 1971 and has been a Visiting Lecturer at Yale Law School since 1988.

    Richard S. Friedland, age 46, has been a director of the Company since December 14, 1992. Mr. Friedland has been President and Chief Operating Officer and a director of General Instrument since October 1993, Chief Executive Officer of General Instrument since August 1995 and Chairman of the Board of Directors of General Instrument since December 1995. He was Chief Financial Officer of General Instrument from March 1992 to January 1994 and Vice President, Finance of General Instrument from May 1991 to October 1993. He was also Vice President -- Finance and Assistant Secretary of GI Corporation of Delaware, the principal operating subsidiary of General Instrument ("GICD"), from October 1990 to October 1993 and Vice President and Controller of GICD from November 1988 to January 1994.

    Arthur T. Shorin, age 61, has been a director of the Company since December 14, 1992. Mr. Shorin has been Chairman of the Board of Directors and Chief Executive Officer of The Topps Company, Inc. (formerly Topps Chewing Gum, Incorporated -- a distributor of celebrity trading cards, publications, novelties and confections) since 1980 and of its predecessor, Topps Holding Co., Inc., since 1984.

ITEM 11.  EXECUTIVE COMPENSATION

    Information required by this Item is included in the 1997 Proxy Statement in the section captioned "Further Information Concerning the Board of the Directors and Committees -- Compensation Committee Interlocks and Insider Participation" and "-- Director Compensation" and in the section captioned "Compensation of Executive Officers" (other than the subsection thereof captioned "Compensation Committee Report on Executive Compensation" and "Performance Graph"), and such information (other than the subsections thereof captioned "Compensation Committee Report on Executive Compensation" and "Performance Graph") is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information required by this Item is included in the 1997 Proxy Statement in the section captioned "Security Ownership of Certain Beneficial Owners and Management", and such information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information required by this Item is included in the 1997 Proxy Statement in the section captioned "Certain Related Party Transactions," and such information is incorporated herein by reference. See also, Note 9 to the consolidated financial statements on page 26 of the 1996 Annual Report.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                                                                     1996
                                                                                                     FORM 10-K   ANNUAL REPORT
                                                                                                       (PAGE)       (PAGE)
                                                                                                     ----------  -------------
   (a)     1.         FINANCIAL STATEMENTS
                      Consolidated Balance Sheets at December 28, 1996 and December 30, 1995                          18

                      For the years ended December 28, 1996, December 30, 1995 and December 31,
                      1994:

                      Consolidated Statements of Income                                                               19

                      Consolidated Statements of Cash Flows                                                           20

                      Consolidated Statements of Stockholders' Equity                                                 21

                      Notes to Consolidated Financial Statements                                                     22-27

                      Independent Auditors' Report for the years ended                                                28
                      December 28, 1996, December 30, 1995 and December 31, 1994

           2.         FINANCIAL STATEMENT SCHEDULES

                                 Independent Auditors' Report                                            12
                      I.         Condensed financial information                                       13-15
                      II.        Valuation and qualifying accounts                                       16

    All other schedules have been omitted because they are not applicable, not required or the information required is included in the consolidated financial statements or notes thereto.

           3.         EXHIBITS

    The exhibits are listed in the accompanying Index to Exhibits on pages 19 and 20.

   (b)     Reports on Form 8-K

    A Current Report on Form 8-K, dated November 14, 1996, was filed reporting in Items 5 and 7 thereof and containing no financial statements. A Current Report on Form 8-K, dated December 11, 1996, was filed reporting in Items 5 and 7 thereof and containing no financial statements.

                          INDEPENDENT AUDITORS' REPORT

    To the Board of Directors and Stockholders of Department 56, Inc.:

We have audited the consolidated balance sheets of Department 56, Inc. and subsidiaries (the "Company") as of December 28, 1996 and December 30, 1995 and the related consolidated statements of income, cash flows and stockholders' equity for the years ended December 28, 1996, December 30, 1995 and December 31, 1994, and have issued our report thereon dated February 14, 1997 (included in the Company's Annual Report to Stockholders for the year ended December 28, 1996 and incorporated herein by reference). Our audits also included the financial statement schedules for the aforementioned periods listed in Item 14 of Form 10-K. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

Deloitte & Touche LLP
Minneapolis, Minnesota
February 14, 1997

                              DEPARTMENT 56, INC.
                             (PARENT COMPANY ONLY)
                 SCHEDULE I -- CONDENSED FINANCIAL INFORMATION
                                 BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                       DECEMBER 28,  DECEMBER 30,
                                                                                           1996          1995
                                                                                       ------------  ------------

                                                     ASSETS

INVESTMENT IN SUBSIDIARY.............................................................   $  195,439    $  148,993
RECEIVABLE FROM SUBSIDIARY...........................................................        1,543         1,563
                                                                                       ------------  ------------
                                                                                        $  196,982    $  150,556
                                                                                       ------------  ------------
                                                                                       ------------  ------------

                                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accrued stock issuance costs.......................................................   $      225    $      270
                                                                                       ------------  ------------
LONG-TERM DEBT, NET OF CURRENT PORTION...............................................       --            --

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; authorized 20,000 shares; no shares issued........       --            --
  Common Stock, $.01 par value; authorized 100,000 shares; issued and outstanding
    21,584 and 21,546 shares, respectively...........................................          216           215
  Additional paid-in capital.........................................................       42,315        41,803
  Unearned compensation on common stock options......................................       --               (14)
  Retained earnings..................................................................      154,226       108,282
                                                                                       ------------  ------------
    Total stockholders' equity.......................................................      196,757       150,286
                                                                                       ------------  ------------
                                                                                        $  196,982    $  150,556
                                                                                       ------------  ------------
                                                                                       ------------  ------------

------------------------

Note: Investment in subsidiary is accounted for under the equity method of accounting.

         See notes to consolidated financial statements included in the 1996 Annual Report, incorporated by reference.

                              DEPARTMENT 56, INC.
                             (PARENT COMPANY ONLY)

           SCHEDULE I -- CONDENSED FINANCIAL INFORMATION (CONTINUED)
                              STATEMENTS OF INCOME
                                 (IN THOUSANDS)

                                                                         YEAR ENDED    YEAR ENDED    YEAR ENDED
                                                                        DECEMBER 28,  DECEMBER 30,  DECEMBER 31,
                                                                            1996          1995          1994
                                                                        ------------  ------------  ------------
Equity in earnings of subsidiary......................................   $   46,263    $   49,435    $   46,740
Interest expense......................................................       --              (955)      (10,376)
General and administrative expenses...................................         (319)         (227)         (265)
                                                                        ------------  ------------  ------------
Income before income taxes............................................       45,944        48,253        36,099
Income taxes..........................................................       --            --            --
                                                                        ------------  ------------  ------------
Net income............................................................   $   45,944    $   48,253    $   36,099
                                                                        ------------  ------------  ------------
                                                                        ------------  ------------  ------------

         See notes to consolidated financial statements included in the 1996 Annual Report, incorporated by reference.

                              DEPARTMENT 56, INC.
                             (PARENT COMPANY ONLY)

           SCHEDULE I -- CONDENSED FINANCIAL INFORMATION (CONTINUED)
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                         YEAR ENDED    YEAR ENDED    YEAR ENDED
                                                                        DECEMBER 28,  DECEMBER 30,  DECEMBER 31,
                                                                            1996          1995          1994
                                                                        ------------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income..........................................................   $   45,944    $   48,253    $   36,099
  Adjustments to reconcile net income to net cash provided by (used
    in) operating activities:
    Dividends received from subsidiaries..............................       --           109,596        51,455
    Equity in earnings of subsidiaries................................      (46,263)      (49,435)      (46,740)
    Decrease in accrued interest payable..............................       --              (644)         (226)
    Decrease in payable to subsidiaries...............................       --            --              (862)
    (Increase) decrease in receivable from subsidiaries...............           28           (51)          (15)
    Payment of stock issuance costs...................................          (45)         (584)         (752)
                                                                        ------------  ------------  ------------
      Net cash provided by (used in) operating activities.............         (336)      107,135        38,959
                                                                        ------------  ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from the exercise of stock options.........................          336           865         1,041
  Principal payments on long-term debt................................       --          (108,000)      (40,000)
                                                                        ------------  ------------  ------------
      Net cash provided by (used in) financing activities.............          336      (107,135)      (38,959)
                                                                        ------------  ------------  ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS...............................       --            --            --
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD......................       --            --            --
                                                                        ------------  ------------  ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD............................   $   --        $   --        $   --
                                                                        ------------  ------------  ------------
                                                                        ------------  ------------  ------------

         See notes to consolidated financial statements included in the 1996 Annual Report, incorporated by reference.

                              DEPARTMENT 56, INC.
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                    COLUMN B        COLUMN C -- ADDITIONS                       COLUMN E
                                                   -----------  ------------------------------                 -----------
                    COLUMN A                       BALANCE AT   (1)CHARGED TO                     COLUMN D     BALANCE AT
-------------------------------------------------   BEGINNING     COSTS AND     (2)CHARGED TO   -------------    END OF
DESCRIPTION                                         OF PERIOD     EXPENSES     OTHER ACCOUNTS    DEDUCTIONS      PERIOD
-------------------------------------------------  -----------  -------------  ---------------  -------------  -----------
Year ended December 28, 1996:
  Allowance for doubtful accounts receivable.....   $   4,329     $   2,014          --         $    1,329(a)   $   5,014
  Allowance for obsolete and overstock
    inventory....................................       3,604           867          --              1,529          2,942
  Allowance for sales returns and credits........       2,555        11,585          --              8,891          5,249
                                                   -----------  -------------       -----       -------------  -----------
                                                    $  10,488     $  14,466          --         $   11,749      $  13,205
                                                   -----------  -------------       -----       -------------  -----------
                                                   -----------  -------------       -----       -------------  -----------
Year ended December 30, 1995:
  Allowance for doubtful accounts receivable.....   $   3,592     $   2,293          --         $    1,556(a)   $   4,329
  Allowance for obsolete and overstock
    inventory....................................       2,660         1,866          --                922          3,604
  Allowance for sales returns and credits........       1,641         6,529          --              5,615          2,555
                                                   -----------  -------------       -----       -------------  -----------
                                                    $   7,893     $  10,688          --         $    8,093      $  10,488
                                                   -----------  -------------       -----       -------------  -----------
                                                   -----------  -------------       -----       -------------  -----------
Year ended December 31, 1994:
  Allowance for doubtful accounts receivable.....   $   3,314     $   1,107          --         $      829(a)   $   3,592
  Allowance for obsolete and overstock
    inventory....................................       2,413           539          --                292          2,660
  Allowance for sales returns and credits........       1,470         4,593          --              4,422          1,641
                                                   -----------  -------------       -----       -------------  -----------
                                                    $   7,197     $   6,239          --         $    5,543      $   7,893
                                                   -----------  -------------       -----       -------------  -----------
                                                   -----------  -------------       -----       -------------  -----------

------------------------

(a) Accounts determined to be uncollectible and charged against allowance account, net of collections on accounts previously charged against allowance account.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Department 56, Inc.

                                By:              /s/ SUSAN E. ENGEL
                                     -----------------------------------------
                                                   Susan E. Engel
                                                     PRESIDENT
                                            AND CHIEF EXECUTIVE OFFICER

Date: March 27, 1997

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                       SIGNATURE                                CAPACITY IN WHICH SIGNED               DATE
--------------------------------------------------------  -------------------------------------  -----------------

                   /s/ SUSAN E. ENGEL                     President, Chief Executive Officer      March 27, 1997
      --------------------------------------------        and Director
                     Susan E. Engel                       (Principal Executive Officer)

                  /s/ MARK R. KENNEDY                     Chief Financial Officer and             March 27, 1997
      --------------------------------------------        Senior Vice President
                    Mark R. Kennedy                       (Principal Financial Officer)

                 /s/ TIMOTHY J. SCHUGEL                   Vice President -- Finance and           March 27, 1997
      --------------------------------------------        Principal Accounting Officer
                   Timothy J. Schugel                     (Principal Accounting Officer)

                  /s/ TODD L. BACHMAN                                                             March 27, 1997
      --------------------------------------------        Director
                    Todd L. Bachman

                 /s/ EDWARD R. BAZINET                                                            March 27, 1997
      --------------------------------------------        Chairman of the Board and Director
                   Edward R. Bazinet

               /s/ NICHOLAS C. FORSTMANN                                                          March 27, 1997
      --------------------------------------------        Director
                 Nicholas C. Forstmann

                  /s/ STEPHEN FRAIDIN                                                             March 27, 1997
      --------------------------------------------        Director
                    Stephen Fraidin

                /s/ RICHARD S. FRIEDLAND                                                          March 27, 1997
      --------------------------------------------        Director
                  Richard S. Friedland

                 /s/ SANDRA J. HORBACH                                                            March 27, 1997
      --------------------------------------------        Director
                   Sandra J. Horbach

                       SIGNATURE                                CAPACITY IN WHICH SIGNED               DATE
--------------------------------------------------------  -------------------------------------  -----------------

                  /s/ WM. BRIAN LITTLE                                                            March 27, 1997
      --------------------------------------------        Director
                    Wm. Brian Little

                /s/ STEVEN G. ROTHMEIER                                                           March 27, 1997
      --------------------------------------------        Director
                  Steven G. Rothmeier

                  /s/ ARTHUR T. SHORIN                                                            March 27, 1997
      --------------------------------------------        Director
                    Arthur T. Shorin

                     /s/ VIN WEBER                                                                March 27, 1997
      --------------------------------------------        Director
                       Vin Weber

                              DEPARTMENT 56, INC.
                               INDEX TO EXHIBITS

 EXHIBIT                                                  DESCRIPTION
---------  ---------------------------------------------------------------------------------------------------------
     3.1   Restated Certificate of Incorporation of the Company. (Incorporated herein by reference to Exhibit 3.1 of
           Registrant's Quarterly Report on Form 10-Q for the quarter ended July 3, 1993. SEC File no. 1-11908)
     3.2   Restated By-Laws of the Company. (Incorporated herein by reference to Exhibit 3.2 of Registrant's
           Registration Statement on Form S-1, No. 33-61514 and to Exhibits 1 and 2 of Registrant's Current Report
           on Form 8-K dated February 15, 1996. SEC File no. 1-11908)
     4.1   Specimen form of Company's Common Stock certificate. (Incorporated herein by reference to Exhibit 4.1 of
           Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994. SEC File no.
           1-11908)
    10.1   Department 56, Inc. 1992 Stock Option Plan. (Incorporated herein by reference to Exhibit 10.1 of
           Registrant's Registration Statement on Form S-1, No. 33-61514.)+
    10.2   Form of Stock Option Agreement in connection with the 1992 Stock Option Plan. (Incorporated herein by reference to Exhibit 10.2 of Registrant's Registration Statement on Form S-1, No. 33-61514.)+
    10.3   Form of Outside Directors Stock Option Agreement. (Incorporated herein by reference to Exhibit 10.4 of
           Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1994. SEC File no. 1-11908)+
    10.4   Lease, dated April 1, 1989, as amended, between Hoyt Properties, Inc. and the Company for the Eden
           Prairie warehouse. (Incorporated herein by reference to Exhibit 10.7 of Registrant's Registration
           Statement on Form S-1, No. 33-61514.)
    10.5   Lease, dated December 8, 1993 as amended August 25, 1994, between Grantor Retained Income Trust of Robert
           L. Johnson and the Company for the Bloomington warehouse. (Incorporated herein by reference to Exhibit
           10.5 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994. SEC File no.
           1-11908)
    10.6   Amended and Restated Credit Agreement, dated as of February 17, 1995, among D 56, Inc., the Banks parties thereto, and Chemical Bank as agent, issuing bank and accepting bank. (Incorporated herein by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K dated February 17, 1995. SEC File no. 1-11908)
    10.7   Pledge Agreement, dated as of February 17, 1995, by the Company in favor of Chemical Bank. (Incorporated herein by reference to Exhibit 10.2 of Registrant's Current Report on Form 8-K dated February 17, 1995.
           SEC File no. 1-11908)
    10.8   Guarantee, dated as of February 17, 1995, by the Company in favor of Chemical Bank. (Incorporated herein by reference to Exhibit 10.3 of Registrant's Current Report on Form 8-K dated February 17, 1995. SEC File
           no. 1-11908)
    10.9   Pledge Agreement, dated as of February 17, 1995, by D 56, Inc. in favor of Chemical Bank. (Incorporated herein by reference to Exhibit 10.8 of Registrant's Current Report on Form 8-K dated February 17, 1995.
           SEC File no. 1-11908)
    10.10  Pledge Agreement, dated as of February 17, 1995, by FL 56 Intermediate Corp. in favor of Chemical Bank.
           (Incorporated herein by reference to Exhibit 10.4 of Registrant's Current Report on Form 8-K dated
           February 17, 1995. SEC File no. 1-11908)
    10.11  Guarantee, dated as of February 17, 1995, by FL 56 Intermediate Corp. in favor of Chemical Bank.
           (Incorporated herein by reference to Exhibit 10.5 of Registrant's Current Report on Form 8-K dated
           February 17, 1995. SEC File no. 1-11908)
    10.12  Pledge Agreement, dated as of February 17, 1995, by ed bazinet international, inc. in favor of Chemical
           Bank. (Incorporated herein by reference to Exhibit 10.6 of Registrant's Current Report on Form 8-K dated
           February 17, 1995. SEC File no. 1-11908)

 EXHIBIT                                                  DESCRIPTION
---------  ---------------------------------------------------------------------------------------------------------
    10.13  Guarantee, dated as of February 17, 1995, by ed bazinet international, inc. in favor of Chemical Bank.
           (Incorporated herein by reference to Exhibit 10.7 of Registrant's Current Report on Form 8-K dated
           February 17, 1995. SEC File no. 1-11908)
    10.14  Guarantee, dated as of February 17, 1995, by Department 56 Trading Co., Ltd. in favor of Chemical Bank.
           (Incorporated herein by reference to Exhibit 10.9 of Registrant's Current Report on Form 8-K dated
           February 17, 1995. SEC File no. 1-11908)
    10.15  Registration Rights Agreement between the Company, Department 56 Partners, L.P. and Forstmann Little &
           Co. Subordinated Debt and Equity Management Buyout Partnership-IV. (Incorporated herein by reference to
           Exhibit 10.23 of Registrant's Registration Statement on Form S-1, No. 33-61514.)
    10.16  Form of Indemnification Agreement between the Company and its directors and executive officers.
           (Incorporated herein by reference to Exhibit 10.24 of Registrant's Registration Statement on Form S-1,
           No. 33-61514.)
    10.17  Department 56, Inc. 1993 Stock Incentive Plan. (Incorporated herein by reference to Exhibit 10.25 of
           Registrant's Registration Statement on Form S-1, No. 33-61514.)+
    10.18  Department 56, Inc. 1995 Stock Incentive Plan. (Incorporated herein by reference to Exhibit 10.18 of
           Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 1995. SEC File no.
           1-11908)+
    10.19  Form of Stock Option Agreement in connection with Department 56, Inc. 1993 Stock Incentive Plan and
           Department 56, Inc. 1995 Stock Incentive Plan. (Incorporated herein by reference to Exhibit 10.1 of
           Registrant's Quarterly Report on Form 10-Q for the quarter ended July 3, 1993. SEC File no. 1-11908)+
    10.20  Aircraft Lease, dated as of April 15, 1994, between Fleet Credit Corporation, as Lessor, and D 56, Inc., as Lessee. (Incorporated herein by reference to Exhibit 10.27 of Registrant's Registration Statement on
           Form S-1, No. 33-77278.)
    10.21  Aircraft Management Agreement, dated February 10, 1994, between Department 56 Trading Co., Ltd.
           (subsequently assigned to D 56, Inc.) and Lear Siegler Management Corp. (Incorporated herein by reference to Exhibit 10.25 of Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1994.
           SEC File no. 1-11908)
    10.22  Time Sharing Agreement, dated February 10, 1994, between Department 56 Trading Co., Ltd. (subsequently assigned to D 56, Inc.) and Edward R. Bazinet. (Incorporated herein by reference to Exhibit 10.26 of
           Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1994. SEC File no. 1-11908)
    10.23  Department 56, Inc. Annual Cash Incentive Program +*
    11.1   Computation of Earnings Per Share.*
    13.1   Excerpts from Annual Report to Stockholders for fiscal year ended December 28, 1996.*
    21.1   Subsidiaries of the Company.*
    23.1   Consent of Deloitte & Touche LLP*
    27.1   Financial Data Schedule (accompanies EDGAR electronic format only)*

------------------------

+ Management contract or compensatory plan

* Filed herewith