Form 10-Q
period 1997-04-05
DEPARTMENT 56 INC
filed 1997-04-24
CIK 902270

                                      FORM 10-Q
                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 5, 1997
                                -------------------------------------------

Commission file number: 1-11908
                       ----------------------------------------------------


                                 Department 56, Inc.
           ----------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

        Delaware                                13-3684956
      ---------------                        -----------------
    (State or other jurisdiction of         (I.R.S. Employer
    incorporation or organization)          Identification No.)


          One Village Place, 6436 City West Parkway, Eden Prairie, MN  55344
          ------------------------------------------------------------------
                       (Address of principal executive offices)
                                      (Zip Code)

                                    (612) 944-5600
          ------------------------------------------------------------------
                 (Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X        No
    ---------      ----------

    As of April 11, 1997, 20,872,329 shares of the registrant's common stock, par value $.01 per share, were outstanding.

                           PART I  -  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                         DEPARTMENT 56, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                    (IN THOUSANDS)

                                        ASSETS

                                               APRIL 5,         DECEMBER 28,
                                                 1997               1996
                                               --------           --------
CURRENT ASSETS:
    Cash and cash equivalents                  $ 48,613           $ 46,405
    Accounts receivable, net                     34,740             35,603
    Inventories                                  20,149             20,526
    Other current assets                          6,816              6,769
                                               --------           --------
      Total current assets                      110,318            109,303

PROPERTY AND EQUIPMENT, net                      12,120             12,318
GOODWILL AND TRADEMARKS, net                    162,473            163,618
OTHER ASSETS                                        498                494
                                              ---------          ---------
                                              $ 285,409          $ 285,733
                                              ---------          ---------
                                              ---------          ---------



                         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current portion of long-term debt         $  20,000          $  20,000
    Accounts payable                              7,315              7,618
    Other current liabilities                    16,664             13,688
                                              ---------          ---------
      Total current liabilities                  43,979             41,306

DEFERRED TAXES                                    7,670              7,670
LONG-TERM DEBT                                   40,000             40,000
STOCKHOLDERS' EQUITY                            193,760            196,757
                                              ---------          ---------
                                              $ 285,409          $ 285,733
                                              ---------          ---------
                                              ---------          ---------



              See notes to condensed consolidated financial statements.

                         DEPARTMENT 56, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                QUARTER            QUARTER
                                                 ENDED              ENDED
                                             APRIL 5, 1997      MARCH 30, 1996
                                            ---------------   -----------------

NET SALES                                       $ 45,729           $ 58,996
COST OF SALES                                     19,112             25,193
                                                --------           --------
    Gross profit                                  26,617             33,803
OPERATING EXPENSES:
    Selling, general, and administrative          11,094             11,500
    Amortization of goodwill and trademarks        1,144              1,144
    Recovery of import duties                       (370)              (200)
                                                --------           --------
    Total operating expenses                      11,868             12,444
                                                --------           --------
INCOME  FROM OPERATIONS                           14,749             21,359
OTHER EXPENSE (INCOME)
    Interest expense                               1,075              1,357
    Other, net                                      (744)              (260)
                                                --------           --------
INCOME BEFORE INCOME TAXES                        14,418             20,262
PROVISION FOR INCOME TAXES                         5,695              8,105
                                                --------           --------
NET INCOME                                      $  8,723           $ 12,157
                                                --------           --------
                                                --------           --------

NET INCOME PER COMMON AND COMMON
    EQUIVALENT SHARE                               $0.40              $0.56
                                                   -----              -----
                                                   -----              -----

WEIGHTED AVERAGE COMMON AND COMMON
    EQUIVALENT SHARES OUTSTANDING                 21,570             21,748
                                                  ------             ------
                                                  ------             ------



              See notes to condensed consolidated financial statements.

                         DEPARTMENT 56, INC. AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                    (IN THOUSANDS)


                                                                     QUARTER          QUARTER
                                                                      ENDED            ENDED
                                                                     APRIL 5,        MARCH 30,
                                                                      1997              1996
                                                                    ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES-

    Net cash provided by operating activities                       $  14,216        $     993

CASH FLOWS FROM INVESTING ACTIVITIES-

    Purchases of property and equipment                                  (286)            (225)

CASH FLOWS FROM FINANCING ACTIVITIES:

    Proceeds from exercise of stock options                                22               90
    Stock repurchases                                                 (11,744)              --
                                                                    ---------        ---------

     Net cash provided by (used in) financing activities              (11,722)              90
                                                                    ---------        ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                               2,208              858
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                       46,405            7,805
                                                                    ---------        ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $  48,613        $   8,663
                                                                    ---------        ---------
                                                                    ---------        ---------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid for:
        Interest                                                    $   1,100        $   1,278
        Income taxes                                                $     630        $     593



              See notes to condensed consolidated financial statements.

                         DEPARTMENT 56, INC. AND SUBSIDIARIES
                   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

    The accompanying condensed consolidated balance sheet as of December 28, 1996 was derived from the audited consolidated balance sheet as of that date. The remaining accompanying condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments necessary for a fair presentation. Such adjustments were of a normal recurring nature.


    The results of operations for the quarter ended April 5, 1997 are not necessarily indicative of the results for the full fiscal year.

    It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the 1996 Annual Report to Stockholders and Annual Report on Form 10-K filed by Department 56, Inc. (the "Company") with the Securities and Exchange Commission.

2.  INCOME PER SHARE

    Net income and income before extraordinary item per common and common equivalent share are based on the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of the Company's common stock issuable upon exercise of common stock options, determined using the treasury stock method.

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share". This Statement specifies the computation, presentation, and disclosure requirements for earnings per share. This Statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods, and adoption by the Company in 1997 is not expected to have a material impact on the earnings per share computation.

3.  STOCKHOLDERS' EQUITY

    On December 10, 1996, the Board of Directors of the Company authorized a stock repurchase program. The program allows the repurchase in the open market of up to 1.5 million shares through the end of June 1998. The timing, prices and number of shares repurchased will be determined at the discretion of the Company's Management based on its view of prevailing economic and market conditions. During the quarter ended April 5, 1997, the Company repurchased 631,758 shares at a cost of $11,743,629 in the open market.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

COMPARISON OF RESULTS OF OPERATIONS FOR THE QUARTER ENDED APRIL 5, 1997 TO THE QUARTER ENDED MARCH 30, 1996.


                                                         Quarter                      Quarter
                                                          Ended                        Ended
                                                      April 5, 1997                March 30,1996
                                                      -------------                -------------

                                                                 (Dollars in millions)
                                                                 % of                          % of
                                                 Dollars        Net Sales     Dollars         Net Sales
                                                 --------      ----------     ---------       ---------
Net sales                                        $45.7            100%         $59.0            100%

Gross profit                                      26.6             58           33.8             57

Selling, general, and administrative expenses     11.1             24           11.5             19

Amortization of goodwill and trademarks            1.1              3            1.1              2

Recovery of import duties                          (.4)            (1)           (.2)            --

Income from operations                            14.7             32           21.4             36

Interest expense                                   1.1              2            1.4              2

Other income, net                                 (0.7)            (2)          (0.3)            --

Income before income taxes                        14.4             32           20.3             34

Provision for income taxes                         5.7             12            8.1             14

Net income                                         8.7             19           12.2             21


    NET SALES. Net sales decreased $13.3 million, or 22%, from $59.0 million in the first quarter of 1996 to $45.7 million in the first quarter 1997. This decrease was principally due to a decrease in volume. Sales of the Company's Village Series products decreased $7.5 million, or 19%, while sales of General Giftware products decreased $5.8 million, or 29% between the two periods. Village Series and General Giftware products represented 68% and 32%, respectively, of the Company's net sales during the first quarter.

    GROSS PROFIT. Gross profit decreased $7.2 million, or 21%, between the first quarter of 1996 and the first quarter of 1997. The decrease in gross profit was principally due to the decrease in sales volume. Gross profit as a percentage of net sales increased from 57% in the first quarter of 1996 to 58% in the first quarter of 1997, principally due to a reduction in the amount provided for slow-moving inventory and increased manufacturing efficiencies in the first quarter of 1997 as compared to the first quarter of 1996.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.   Selling, general and
administrative expenses decreased $.4 million, or 4%, between the first quarter of 1996 and the first quarter of 1997 principally due to a 28% decrease in commission expense offset by inflationary increases in administrative expenses. Selling, general and administrative expenses as a percentage of sales increased from approximately 19% in the first quarter of 1996 to 24% in the first quarter of 1997.

    RECOVERY OF IMPORT DUTIES.   The Company received net refunds of $.4
million and $.2 million in custom duties and related interest in the first quarter of 1997 and the first quarter of 1996, respectively. The duties pertained to certain merchandise imported into the United States prior to 1996.

    INCOME FROM OPERATIONS.   Income from operations decreased $6.6 million, or
31%, between the first quarter of 1996 and the first quarter of 1997 due to the factors described above. Income from operations decreased from 36% to 32% of net sales principally due to the increase in selling, general and administrative expense as a percentage of sales.

    INTEREST EXPENSE.   Interest expense decreased $.3 million, or 21%, between
the first quarter of 1996 and the first quarter of 1997 principally due to the payment of $20 million of debt during 1996.

    PROVISION FOR INCOME TAXES.   The effective tax rate was 40.0% and 39.5% in
the first quarter of 1996 and 1997, respectively.

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

    The Company maintains a revolving credit agreement providing for borrowings of up to $90 million (subject to certain limitations) including letters of credit and bankers' acceptances. At April 5, 1997, the Company had $5.8 million of outstanding letters of credit under its revolving line of credit. The available revolving line of credit commitment was $27.5 million.

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

    Accounts receivable decreased $20.5 million from $55.3 million at March 30, 1996 to $34.7 million at April 5, 1997 principally due to the decrease in sales in the first quarter of 1997 as compared to the first quarter of 1996.

    Inventory decreased $5.6 million from $25.7 million at March 30,1996 to $20.1 million at April 5, 1997 principally due to the decrease in sales volume in the first quarter of 1997 as compared to the first quarter of 1996 and taking a more cautious approach to inventory purchases.

    On December 10, 1996, the Board of Directors of the Company authorized a stock repurchase program. The program allows the repurchase in the open market of up to 1.5 million shares through the end of June 1998. The timing, prices and number of shares repurchased will be determined at the discretion of the Company's management based on its view of prevailing economic and market conditions. As of April 11, 1997, the Company had repurchased 713,158 shares at a cost of $13,167,625 in the open market.

FOREIGN EXCHANGE

    The dollar value of the Company's assets abroad is not significant. The Company's sales are denominated in United States dollars and, as a result, are not subject to changes in exchange rates.

    The Company imports its products from manufacturers located in the Pacific Rim, primarily The People's Republic of China, Taiwan (Republic of China) and The Philippines. These transactions are principally denominated in U.S. dollars, except for imports from Taiwan which are principally denominated in New Taiwan dollars. The Company, from time to time, will enter into foreign exchange contracts or build currency deposits as a partial hedge against currency fluctuations. The Company intends to manage foreign exchange risks to the extent possible and take appropriate action where warranted. The Company's costs could be adversely affected in the currencies of the countries in which the manufacturers operate appreciate significantly relative to the U.S. dollar.

     At April 5, 1997 the Company had $11.3 million of foreign exchange contracts outstanding to hedge 1997 New Taiwan dollar denominated inventory purchases. These contracts mature from April 1997 through December 1997 at a rate of aproximately 27.50 NT$/US$.

EFFECT OF INFLATION

    The Company continually attempts to minimize any effect of inflation on earnings by controlling its operating costs and selling prices. During the past few years, the rate of inflation has been low and has not had a material impact on the Company's results of operations.

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


                             CUSTOMER ORDERS ENTERED (1)
                                    (IN MILLIONS)

              1st      2nd        3rd        4th
              Qtr      Qtr        Qtr        Qtr         Total
              ---      ---        ---        ---         -----
    1995     $210      $30        $27        $9          $276
    1996      178       35         28         8           249
    1997      161       --         --        --            --

    (1) Customer orders entered are domestic orders received and approved by the Company, subject to cancellation for various reasons, including credit considerations, inventory shortages and customer requests.

    Historically, principally due to the timing of trade shows early in the calendar year and the limited supply of the Company's products, the Company has received the majority of its orders in the first quarter of each year. The Company entered 71% and 76% of its total annual customer orders during the first quarter of 1996 and 1995, respectively. Cancellations were approximately 6% and 7% of total annual orders in 1996 and 1995, respectively.

     The Company shipped and recorded as net sales approximately 92% and 91% of its annual customer orders in 1996 and 1995, respectively. Orders not shipped in a particular year, net of cancellations, returns, allowances and cash discounts, are carried into backlog for the following year and have historically been Easter orders. Domestic unfilled orders were $117 million as of April 5, 1997 as compared to $125 million as of March 30, 1996.

    Through the first quarter of 1997, customer orders entered decreased 10% as compared to the same period of 1996. Customer orders entered for Village Series products have decreased 14% throught the first quarter of 1997 as compared to the first quarter of 1996 while customer orders entered for General Giftware Products have increased 3%.

                            PART II  -  OTHER INFORMATION



ITEM 2.    CHANGES IN SECURITIES

         The Company has adopted a shareholder rights plan. Under the rights plan, each shareholder will receive a dividend of one right for each outstanding share of the Company's stock. Upon the occurrence of certain events involving a buyer acquiring a 20% or greater position in the Company, all rights holders except the buyer will be entitled to purchase the Company's stock at a discount. If the Company is acquired in a merger after such an acquisition, all rights holders except the buyer will also be entitled to purchase stock in the buyer at a discount.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

    (a)  Exhibits

         Exhibit 4.2/(1)/ Rights Agreement, dated as of April 23, 1997, between the Registrant and Chase Mellon
                            Shareholder Services, LLC, which includes Exhibit B thereto the Form of Right Certificate.

         Exhibit 11.1        Computation of net income per share.

    (b) A Current Report on Form 8-K, dated February 24, 1997, was filed reporting in Items 5 and 7 thereof and containing unaudited condensed statements of income and unaudited condensed balance sheets.



/(1)/ Incorporated herein by reference to Exhibit 1 to the Company's
      Registration Statement and Form 8-A, filed as of April 24, 1997.

                                      SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  DEPARTMENT 56, INC.


Date:   April 23, 1997            /s/Susan Engel
                                  ----------------
                                  Susan Engel
                                  President and Chief Executive Officer



Date:   April 23, 1997            /s/Timothy J. Schugel
                                  ---------------------
                                  Timothy J. Schugel
                                  Vice President - Finance and Principal
                                    Accounting Officer

                                    EXHIBIT INDEX


    EXHIBIT                       EXHIBIT                       PAGE
    NUMBER                         NAME                        NUMBER
    ------                         ----                        ------

    11.1           Computation of net income per share.