Form 10-Q
period 1997-07-05
DEPARTMENT 56 INC
filed 1997-07-24
CIK 902270

                                  FORM 10-Q
                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549



           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended:  JULY  5, 1997
                               ----------------------------------------

Commission file number: 1-11908
                       ------------------------------------------------


                              DEPARTMENT 56, INC.
         --------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


        DELAWARE                                 13-3684956
    -------------------                    -------------------------
    (State or other jurisdiction of         (I.R.S. Employer
    incorporation or organization)          Identification No.)


     ONE VILLAGE PLACE, 6436 CITY WEST PARKWAY, EDEN PRAIRIE, MN  55344
   -----------------------------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                (612) 944-5600
       ----------------------------------------------------------
             (Registrant's telephone number, including area code)


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X        No
     -------       -------

    As of July 18, 1997, 20,837,547 shares of the registrant's common stock, par value $.01 per share, were outstanding.

                       PART I  -  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                     DEPARTMENT 56, INC. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                (IN THOUSANDS)


                                   ASSETS

                                                    JULY 5,      DECEMBER 28,
                                                      1997           1996
                                                 ------------   ------------
CURRENT ASSETS:
  Cash and cash equivalents                    $    17,895     $   46,405
  Accounts receivable, net                          73,174         35,603
  Inventories                                       21,195         20,526
  Other current assets                               7,808          6,769
                                                -----------    -----------
    Total current assets                           120,072        109,303

PROPERTY AND EQUIPMENT, net                         12,061         12,318
GOODWILL AND TRADEMARKS, net                       161,329        163,618
OTHER ASSETS                                           338            494
                                                -----------    -----------
                                                 $ 293,800      $ 285,733
                                                -----------    -----------
                                                -----------    -----------



                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt               $ 20,000       $ 20,000
  Accounts payable                                   6,583          7,618
  Other current liabilities                         16,672         13,688
                                                -----------    -----------

    Total current liabilities                       43,255         41,306

DEFERRED TAXES                                       7,670          7,670
LONG-TERM DEBT                                      40,000         40,000
STOCKHOLDERS' EQUITY                               202,875        196,757
                                                -----------    -----------
                                                 $ 293,800      $ 285,733
                                                -----------    -----------
                                                -----------    -----------





          See notes to condensed consolidated financial statements.

                     DEPARTMENT 56, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                             QUARTER             QUARTER
                                                              ENDED               ENDED
                                                           JULY 5, 1997       JUNE 29,1996
                                                        -----------------   -----------------
NET SALES                                                   $  58,564           $  75,277
COST OF SALES                                                  24,704              30,958
                                                            ---------          ----------
    Gross profit                                               33,860              44,319
OPERATING EXPENSES:
    Selling, general, and administrative                       11,400              13,006
    Amortization of goodwill and trademarks                     1,144               1,144
    Recovery of import duties                                   -                     (36)
                                                            ---------          ----------
       Total operating expenses                                12,544              14,114
                                                            ---------          ----------
INCOME  FROM OPERATIONS                                        21,316              30,205
OTHER EXPENSE (INCOME)
    Interest expense                                            1,095               1,489
    Other, net                                                   (274)                (71)
                                                            ---------          ----------
INCOME BEFORE INCOME TAXES                                     20,495              28,787
PROVISION FOR INCOME TAXES                                      8,096              11,515
                                                            ---------          ----------

NET INCOME                                                   $ 12,399          $   17,272
                                                            ---------          ----------
                                                            ---------          ----------

NET INCOME PER COMMON AND COMMON
    EQUIVALENT SHARE                                        $    0.59          $     0.79
                                                            ---------          ----------
                                                            ---------          ----------

WEIGHTED AVERAGE COMMON AND COMMON
    EQUIVALENT SHARES OUTSTANDING                              20,928              21,744
                                                            ---------          ----------
                                                            ---------          ----------



          See notes to condensed consolidated financial statements.

                     DEPARTMENT 56, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                             27 WEEKS             26 WEEKS
                                                              ENDED                ENDED
                                                           JULY 5, 1997       JUNE 29, 1996
                                                      -------------------   ----------------
NET SALES                                                  $  104,293          $  134,273
COST OF SALES                                                  43,816              56,151
                                                          -----------         -----------
    Gross profit                                               60,477              78,122
OPERATING EXPENSES:
    Selling, general, and administrative                       22,494              24,506
    Amortization of goodwill and trademarks                     2,288               2,288
    Recovery of import duties                                    (370)               (235)
                                                          -----------         -----------
       Total operating expenses                                24,412              26,559
                                                          -----------         -----------
INCOME FROM OPERATIONS                                         36,065              51,563
OTHER EXPENSE (INCOME)
    Interest expense                                            2,170               2,846
    Other, net                                                 (1,018)               (332)
                                                          -----------         -----------
INCOME BEFORE INCOME TAX                                       34,913              49,049
PROVISION FOR INCOME TAXES                                     13,791              19,620
                                                          -----------         -----------

NET INCOME                                                  $  21,122          $   29,429
                                                          -----------         -----------
                                                          -----------         -----------


NET INCOME PER COMMON AND COMMON
 EQUIVALENT SHARE                                           $     .99          $     1.35
                                                          -----------         -----------
                                                          -----------         -----------

WEIGHTED AVERAGE COMMON AND COMMON
    EQUIVALENT SHARES OUTSTANDING                              21,249              21,756
                                                          -----------         -----------
                                                          -----------         -----------



          See notes to condensed consolidated financial statements.

                     DEPARTMENT 56, INC. AND SUBSIDIARIES

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                (IN THOUSANDS)



                                                                  27 WEEKS           26 WEEKS
                                                                   ENDED               ENDED
                                                                   JULY 5,            JUNE 29,
                                                                    1997                1996
                                                                ------------      ---------------
CASH FLOWS FROM OPERATING ACTIVITIES-

       Net cash used in operating activities                    $  (12,511)        $   (31,538)

CASH FLOWS FROM INVESTING ACTIVITIES-

       Purchases of property and equipment                            (710)               (479)

CASH FLOWS FROM FINANCING ACTIVITIES:

       Proceeds from exercise of stock options                         272                 113
       Net borrowings under revolving credit facility                  -                26,909
       Stock repurchases                                           (15,561)                 -
                                                                ----------          ----------
         Net cash provided by (used in) financing activities      (15,289)             27,022
                                                                ----------          ----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                          (28,510)             (4,995)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                    46,405               7,805
                                                                ----------          ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $    17,895           $   2,810
                                                                ----------          ----------
                                                                ----------          ----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
       Cash paid for:
         Interest                                                 $  2,171              $2,399
         Income taxes                                             $ 12,204             $15,865



          See notes to condensed consolidated financial statements.

                     DEPARTMENT 56, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




1.  BASIS OF PRESENTATION

    The accompanying condensed consolidated balance sheet as of December 28, 1996 was derived from the audited consolidated balances as of that date. The remaining accompanying condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments necessary for a fair presentation. Such adjustments were of a normal recurring nature.

    The results of operations for the quarter ended July 5, 1997 and the twenty-seven weeks ended July 5, 1997 are not necessarily indicative of the results for the full fiscal year.

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

3.  STOCKHOLDERS' EQUITY

    On December 10, 1996, the Board of Directors of the Company authorized a stock repurchase program. The program allows the repurchase in the open market of up to 1.5 million shares through the end of June 1998. The timing, prices and number of shares repurchased will be determined at the discretion of the Company's management based on its view of prevailing economic and market conditions. During the quarter ended July 5, 1997, the Company repurchased 208,900 shares at a cost of $3.8 million. During the 27 weeks ended July 5, 1997, the Company repurchased 840,658 shares at a cost of $15.6 million.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS


COMPARISON OF RESULTS OF OPERATIONS FOR THE QUARTER ENDED JULY 5, 1997 TO THE QUARTER ENDED JUNE 29, 1996.


                                                             Quarter                        Quarter
                                                              Ended                          Ended
                                                           July 5, 1997                  June 29, 1996
                                                           -------------                 --------------

                                                                     (Dollars in millions)
                                                                      % of                            % of
                                                      Dollars       Net Sales      Dollars         Net Sales
                                                     --------       ----------    ---------       -----------
Net sales                                             $58.6            100%         $75.3            100%

Gross profit                                           33.9             58           44.3             59

Selling, general, and administrative expenses          11.4             19           13.0             17

Amortization of goodwill and trademarks                 1.1              2            1.1              2

Income from operations                                 21.3             36           30.2             40

Interest expense                                        1.1              2            1.5              2

Other income, net                                     (0.3)            (1)          (0.1)              -

Income before income taxes                            20.5              35          28.8              38

Provision for income taxes                             8.1              14          11.5              15

Net income                                            12.4              21          17.3              23



         NET SALES. Net sales decreased $16.7 million, or 22%, from $75.3 million in the second quarter of 1996 to $58.6 million in the second quarter of 1997. This decrease was principally due to a decrease in volume. Sales of the Company's Village Series products decreased $14.4 million, or 27%, while sales of General Giftware products decreased $2.3 million, or 10% between the two periods. Village Series and General Giftware products represented 66% and 34%, respectively, of the Company's net sales during the second quarter.

    GROSS PROFIT. Gross profit decreased $10.5 million, or 24%, between the second quarter of 1996 and the second quarter of 1997. The decrease in gross profit was principally due to the decrease in sales volume. Gross profit as a percentage of net sales decreased from 59% in the second quarter of 1996 to 58% in the second quarter of 1997, principally due to a change in the mix of product shipped during the second quarter of 1997 as compared to the second quarter of 1996.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.   Selling, general
and administrative expenses decreased $1.6 million, or 12%, between the second quarter of 1996 and the second quarter of 1997 principally due to a 24% decrease in commission expense offset by inflationary increases in administrative expenses. Selling, general and administrative expenses as a percentage of sales increased from approximately 17% in the second quarter of 1996 to 19% in the second quarter of 1997.

    INCOME FROM OPERATIONS.   Income from operations decreased $8.9
million, or 29%, between the second quarter of 1996 and the second quarter of 1997 due to the factors described above. Income from operations decreased from 40% to 36% of net sales principally due to the increase in selling, general and administrative expense as a percentage of sales.

    INTEREST EXPENSE.   Interest expense decreased $.4 million, or
27%, between the second quarter of 1996 and the second quarter of 1997 principally due to the payment of $20 million of long term debt during 1996.

    PROVISION FOR INCOME TAXES.   The effective tax rate was 40.0% and
39.5% in the second quarter of 1996 and 1997, respectively.

RESULTS OF OPERATIONS

COMPARISON OF RESULTS OF OPERATIONS FOR THE 27 WEEKS ENDED JULY 5, 1997 TO THE 26 WEEKS ENDED JUNE 29, 1996.


                                               27 Weeks          26 Weeks
                                                Ended              Ended
                                             July 5, 1997       June 29,1996
                                             ------------       ------------

                                                 (Dollars in millions)
                                                     % of               % of
                                          Dollars Net Sales  Dollars  Net Sales
                                          ------- ---------  -------  ---------
Net sales                                   $104.3     100%   $134.3      100%

Gross profit                                  60.5      58      78.1       58

Selling, general, and administrative expenses 22.5      22      24.5       18

Amortization of goodwill and trademarks        2.3       2       2.3        2

Recovery of import duties                      (.4)      -       (.2)       -

Income from operations                        36.1      35      51.6       38

Interest expense                               2.2       2       2.8        2

Other income, net                             (1.0)     (1)     (0.3)       -

Income before income taxes                    34.9      33      49.0       37

Provision for income taxes                    13.8      13      19.6       15

Net income                                    21.1      20      29.4       22




    NET SALES. Net sales decreased $30.0 million, or 22%, from $134.3 million in 1996 to $104.3 million in 1997. This decrease was principally due to a decrease in volume. Sales of the Company's Village Series products decreased $21.9 million, or 24%, while sales of General Giftware products decreased $8.1 million, or 19% between the two periods. Village Series and General Giftware products represented 67% and 33%, respectively, of the Company's net sales in 1997.

    GROSS PROFIT. Gross profit decreased $17.6 million, or 23%, between 1996 and 1997. The decrease in gross profit was principally due to the decrease in sales volume. Gross profit as a percentage of net sales was 58% in both 1996 and 1997.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.   Selling, general and
administrative expenses decreased $2.0 million, or 8%, between 1996 and 1997 principally due to a 25% decrease in commission expense offset by inflationary increases in administrative expenses. Selling, general and administrative expenses as a percentage of sales increased from approximately 18% in 1996 to 22% in 1997.

    INCOME FROM OPERATIONS.   Income from operations decreased $15.5 million,
or 30%, between 1996 and 1997 due to the factors described above. Income from operations decreased from 38% to 35% of net sales principally due to the increase in selling, general and administrative expense as a percentage of sales.

    INTEREST EXPENSE.   Interest expense decreased $.7 million, or 24%, between
1996 and 1997 principally due to the payment of $20 million of long term debt during 1996.

    PROVISION FOR INCOME TAXES.   The effective tax rate was 40.0% and 39.5% in
1996 and 1997, respectively.


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

    The Company maintains a revolving credit agreement providing for borrowings of up to $90 million (subject to certain limitations) including letters of credit and bankers' acceptances. At July 5, 1997, the Company had no outstanding loans and acceptances and $6.0 million of outstanding letters of credit under its revolving line of credit. The available revolving line of credit commitment was $54.7 million.

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

    Accounts receivable decreased $34.0 million from $107.2 million at June 29, 1996 to $73.2 million at July 5, 1997 principally due to the decrease in sales in 1997 as compared to 1996.

     Inventory decreased $4.2 million from $25.4 million at June 29, 1996 to $21.2 million at July 5, 1997 principally due to the decrease in sales volume in 1997 as compared to 1996.

    On December 10, 1996, the Board of Directors of the Company authorized a stock repurchase program. The program allows the repurchase in the open market of up to 1.5 million shares through the end of June 1998. The timing, prices and number of shares repurchased will be determined at the discretion of the Company's management based on its view of prevailing economic and market conditions. As of July 18, 1997, the Company had repurchased 840,658 shares at a cost of $15.6 million in the open market.

FOREIGN EXCHANGE

    The dollar value of the Company's assets abroad is not significant. The Company's sales are denominated in United States dollars and, as a result, are not subject to changes in exchange rates.

    The Company imports its products from manufacturers located in the Pacific Rim, primarily The People's Republic of China, Taiwan (Republic of China) and The Philippines. These transactions are principally denominated in U.S. dollars, except for imports from Taiwan which are principally denominated in New Taiwan dollars. The Company, from time to time, will enter into foreign exchange contracts or build currency deposits as a partial hedge against currency fluctuations. The Company intends to manage foreign exchange risks to the extent possible and take appropriate action where warranted. The Company's costs could be adversely affected if the currencies of the countries in which the manufacturers operate appreciate significantly relative to the U.S. dollar.

    At July 5, 1997 the Company had $7.5 million of foreign exchange contracts outstanding to hedge 1997 New Taiwan dollar denominated inventory purchases. These contracts mature from July 1997 through December 1997 at a rate of approximately 27.50 NT$/US$.

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


                             CUSTOMER ORDERS ENTERED (1)
                                    (IN MILLIONS)

                     1st       2nd      3rd        4th
                     Qtr       Qtr      Qtr        Qtr     Total
                    ----      ----      ----      ----     -----
    1995            $210      $30       $27        $9      $276
    1996             178       35        28         8       249
    1997             161       44         -         -        -
    (1) Customer orders entered are orders received and approved by the Company, subject to cancellation for various reasons, including credit considerations, inventory shortages and customer requests.


    Historically, principally due to the timing of trade shows early in the calendar year and the limited supply of the Company's products, the Company has received the majority of its orders in the first quarter of each year. The Company entered 71% and 76% of its total annual customer orders during the first quarter of both 1996 and 1995, respectively. Cancellations were approximately 6% and 7% of total annual orders in 1996 and 1995, respectively.

     The Company shipped and recorded as net sales approximately 92% and 91% of its annual customer orders in 1996 and 1995, respectively. Orders not shipped in a particular year, net of cancellations, returns, allowances and cash discounts, are carried into backlog for the following year and have historically been Easter orders. Unfilled orders were $99 million as of July 5, 1997, as compared to $81 million as of June 29, 1996.

    Through the second quarter of 1997, customer orders entered decreased 4% as compared to the same period for 1996. Customer orders entered for Village Series products have decreased 9% through the second quarter of 1997 while customer orders entered for General Giftware products have increased 9%.

    Certain General Giftware products have lower gross profit rates than the Company's average gross profit rate. In addition, from time to time, the Company liquidates product at lower than average gross profit rates. As a result, gross profit may vary depending on the mix of product shipped.

                            PART II  -  OTHER INFORMATION


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    At the Company's Annual Meeting of Stockholders held on May 15, 1997 (the "Annual Meeting"), all of the persons named in the Company's proxy materials as management nominees for the Board of Directors were elected. All the nominees were incumbent directors and their election at the Annual Meeting was uncontested. Also at the Annual Meeting, stockholders approved the Company's 1997 Stock Incentive Plan as follows: 11,723,696 voting for approval; 4,114,706 voting against; 198,451 abstentions; 5,230,876 not voting. In addition, the Company's stockholders at the Annual Meeting ratified the appointment by the Board of Directors of Deloitte & Touche LLP, independent public accountants, as auditors for the Company for the fiscal year ending January 3, 1998 as follows:
19,005,771 voting for ratification; 31,558 voting against; 27,135 abstentions; 2,203,265 not voting.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

       (a)  11.1 Computation of net income per share.

                                      SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       DEPARTMENT 56, INC.



Date:    July 24, 1997                 /S/SUSAN ENGEL
                                       -----------------------
                                       Susan Engel
                                       President and Chief Executive Officer




Date:    July 24, 1997                 /S/TIMOTHY J. SCHUGEL
                                       -----------------------
                                       Timothy J. Schugel
                                       Vice President - Finance and Principal
                                       Accounting Officer

                                    EXHIBIT INDEX


    EXHIBIT                       EXHIBIT                       PAGE
     NUMBER                         NAME                       NUMBER
    --------                        ----                       -------


         11.1 Computation of net income per share.