Form 10-Q
period 1997-10-04
DEPARTMENT 56 INC
filed 1997-10-21
CIK 902270

                                      FORM 10-Q
                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended:  October 4, 1997
                                ------------------------------------
Commission file number: 1-11908
                        --------------------------------------------


                                  Department 56, Inc.
                   -----------------------------------------------
                (Exact name of registrant as specified in its charter)


                Delaware                                  13-3684956
            ----------------                          ------------------
    (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                    Identification No.)


          One Village Place, 6436 City West Parkway, Eden Prairie, MN  55344
        ----------------------------------------------------------------------
                       (Address of principal executive offices)
                                      (Zip Code)

                                    (612) 944-5600
                     -------------------------------------------
                 (Registrant's telephone number, including area code)


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X         No
    -------         -------

    As of October 4, 1997, 20,603,817 shares of the registrant's common stock, par value $.01 per share, were outstanding.

                           PART I  -  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                         DEPARTMENT 56, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                    (IN THOUSANDS)


                                        ASSETS

                                                    OCTOBER 4,    DECEMBER 28,
                                                       1997           1996
                                                   -----------   ------------
CURRENT ASSETS:
    Cash and cash equivalents                        $   2,714      $  46,405
    Accounts receivable, net                           100,014         35,603
    Inventories                                         23,833         20,526
    Other current assets                                 8,694          6,769
                                                     ---------      ---------
         Total current assets                          135,255        109,303

PROPERTY AND EQUIPMENT, net                             12,067         12,318
GOODWILL AND TRADEMARKS, net                           160,185        163,618
OTHER ASSETS                                               311            494
                                                     $ 307,818      $ 285,733
                                                     ---------      ---------
                                                     ---------      ---------


                         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Revolving line of credit                         $   2,487      $       -
    Current portion of long-term debt                   20,000         20,000
    Accounts payable                                     7,958          7,618
    Other current liabilities                           20,093         13,688
                                                     ---------      ---------
         Total current liabilities                      50,538         41,306

DEFERRED TAXES                                           7,670          7,670
LONG-TERM DEBT                                          40,000         40,000
STOCKHOLDERS' EQUITY                                   209,610        196,757
                                                     ---------      ---------
                                                     $ 307,818      $ 285,733
                                                     ---------      ---------
                                                     ---------      ---------



              See notes to condensed consolidated financial statements.

                         DEPARTMENT 56, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                       QUARTER        QUARTER
                                                        ENDED          ENDED
                                                       OCTOBER 4,  SEPTEMBER 28,
                                                         1997           1996
                                                         ----           ----
NET SALES                                            $  61,602      $  60,210
COST OF SALES                                           25,845         25,408
                                                     ---------      ---------
    Gross profit                                        35,757         34,802
OPERATING EXPENSES:
    Selling, general, and administrative                12,074         11,679
    Amortization of goodwill and trademarks              1,144          1,144
    Recovery of import duties                            -               (218)
                                                     ---------      ---------
      Total operating expenses                          13,218         12,605
                                                     ---------      ---------
INCOME FROM OPERATIONS                                  22,539         22,197
OTHER EXPENSE (INCOME)
    Interest expense                                     1,069          1,744
    Other, net                                            (142)           (41)
                                                     ---------      ---------
INCOME BEFORE INCOME TAXES                              21,612         20,494
PROVISION FOR INCOME TAXES                               8,537          8,198
                                                     ---------      ---------

NET INCOME                                           $  13,075      $  12,296
                                                     ---------      ---------
                                                     ---------      ---------

NET INCOME PER COMMON AND COMMON
    EQUIVALENT SHARE                                 $    0.63      $    0.57
                                                     ---------      ---------
                                                     ---------      ---------

WEIGHTED AVERAGE COMMON AND COMMON
    EQUIVALENT SHARES OUTSTANDING                       20,904         21,748
                                                     ---------      ---------
                                                     ---------      ---------



              See notes to condensed consolidated financial statements.

                         DEPARTMENT 56, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                       40 WEEKS      39 WEEKS
                                                         ENDED         ENDED
                                                       OCTOBER 4,  SEPTEMBER 28,
                                                         1997           1996
                                                         ----           ----
NET SALES                                            $ 165,895      $ 194,483
COST OF SALES                                           69,660         81,559
                                                     ---------      ---------
    Gross profit                                        96,235        112,924
OPERATING EXPENSES:
    Selling, general, and administrative                34,568         36,184
    Amortization of goodwill and trademarks              3,432          3,432
    Recovery of import duties                             (370)          (453)
                                                     ---------      ---------
      Total operating expenses                         37,630         39,163
                                                     ---------      ---------
INCOME FROM OPERATIONS                                  58,605         73,761
OTHER EXPENSE (INCOME)
    Interest expense                                     3,240          4,590
    Other, net                                          (1,159)          (372)
                                                     ---------      ---------
INCOME BEFORE INCOME TAX                                56,524         69,543
PROVISION FOR INCOME TAXES                              22,327         27,817
                                                     ---------      ---------

NET INCOME                                           $  34,197      $  41,726
                                                     ---------      ---------
                                                     ---------      ---------

NET INCOME PER COMMON AND COMMON
  EQUIVALENT SHARE                                   $    1.62      $    1.92
                                                     ---------      ---------
                                                     ---------      ---------

WEIGHTED AVERAGE COMMON AND COMMON
    EQUIVALENT SHARES OUTSTANDING                       21,117         21,757
                                                     ---------      ---------
                                                     ---------      ---------






              See notes to condensed consolidated financial statements.

                         DEPARTMENT 56, INC. AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                    (IN THOUSANDS)



                                                     40 WEEKS       39 WEEKS
                                                       ENDED          ENDED
                                                     OCTOBER 4,    SEPTEMBER 28,
                                                       1997            1996
                                                      ------          ------
CASH FLOWS FROM OPERATING ACTIVITIES-

    Net cash used in operating activities            $ (22,996)     $ (32,736)

CASH FLOWS FROM INVESTING ACTIVITIES-

    Purchases of property and equipment                 (1,202)          (962)

CASH FLOWS FROM FINANCING ACTIVITIES:

    Proceeds from exercise of stock options              1,059            247
    Net borrowings under revolving credit facility       2,487         29,370
    Stock repurchases                                  (23,039)            -
                                                     ---------      ---------
      Net cash provided by (used in) financing
       activities                                      (19,493)        29,617
                                                     ---------      ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS              (43,691)        (4,081)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD        46,405          7,805
                                                     ---------      ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD           $   2,714      $   3,724
                                                     ---------      ---------
                                                     ---------      ---------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid for:
      Interest                                       $   3,004      $   4,111
      Income taxes                                   $  20,024      $  22,740



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

    The results of operations for the quarter ended October 4, 1997 and the 40 weeks ended October 4, 1997 are not necessarily indicative of the results for the full fiscal year.

    It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the 1996 Annual Report to Stockholders and Annual Report on Form 10-K filed by Department 56, Inc. (the "Company") with the Securities and Exchange Commission.

2.  INCOME PER SHARE

    Net income per common and common equivalent share is based on the weighted average of common and common equivalent shares outstanding during the period. Common equivalent shares consist of the Company's common stock issuable upon exercise of common stock options, determined using the treasury stock method.

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

3.  STOCKHOLDERS' EQUITY

    On December 10, 1996, the Board of Directors of the Company authorized a stock repurchase program. The program allows the repurchase in open market and privately negotiated transactions of up to 1.5 million shares through the end of June 1998. Board authorization of a similar repurchase program of up to an additional 1.5 million shares valid through December 31, 1999 became effective on October 15, 1997. The timing, prices and number of shares repurchased under both programs will be determined at the discretion of the Company's management and subject to continued compliance with the Company's credit facilities.
During the quarter ended October 4, 1997, the Company repurchased 284,600 shares at a cost of $7.4 million. During the 40 weeks ended October 4, 1997, the Company repurchased 1,125,258 shares at a cost of $23.0 million.

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

COMPARISON OF RESULTS OF OPERATIONS FOR THE QUARTER ENDED OCTOBER 4, 1997 TO THE QUARTER ENDED SEPTEMBER 28, 1996.



                                                              Quarter                          Quarter
                                                               Ended                            Ended
                                                           October 4, 1997               September 28, 1996
                                                           ---------------               ------------------
                                                                        (Dollars in millions)
                                                                         % of                          % of
                                                       Dollars        Net Sales        Dollars      Net Sales
                                                       -------        ---------        -------      ---------
Net sales                                                $61.6             100%          $60.2           100%

Gross profit                                              35.8               58           34.8             58

Selling, general, and administrative expenses             12.1               20           11.7             19

Amortization of goodwill and trademarks                    1.1                2            1.1              2

Recovery of import duties                                    -                -           (0.2)             -

Income from operations                                    22.5               37           22.2             37

Interest expense                                           1.1                2            1.7              3

Other income, net                                         (0.1)               -              -              -

Income before income taxes                                21.6               35           20.5             34

Provision for income taxes                                 8.5               14            8.2             14

Net income                                                13.1               21           12.3             20



         NET SALES. Net sales increased $1.4 million, or 2%, from $60.2 million in the third quarter of 1996 to $61.6 million in the third quarter of 1997. Sales of the Company's Village Series products increased $.5 million, or 1%, while sales of General Giftware products increased $.9 million, or 4% between the two periods. Village Series and General Giftware products represented 62% and 38%, respectively, of the Company's net sales during the third quarter of 1997.

    GROSS PROFIT. Gross profit increased $1.0 million, or 3%, between the third quarter of 1996 and the third quarter of 1997. The increase in gross profit was principally due to the increase in sales volume. Gross profit as a percentage of net sales was 58% during the third quarter of both 1996 and 1997.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.   Selling, general and
administrative expenses increased $.4 million, or 3%, between the third quarter of 1996 and the third quarter of 1997 principally due to inflationary increases in administrative expenses. Selling, general and administrative expenses as a percentage of sales increased from approximately 19% in the third quarter of 1996 to 20% in the third quarter of 1997.

    INCOME FROM OPERATIONS.   Income from operations increased $.3 million, or
2%, between the third quarter of 1996 and the third quarter of 1997 due to the factors described above. Income from operations was 37% of net sales during the third quarter of both 1996 and 1997.

    INTEREST EXPENSE.   Interest expense decreased $.7 million, or 39%, between
the third quarter of 1996 and the third quarter of 1997 principally due to the payment of $20 million of long term debt during 1996 and lower borrowings under the revolving line of credit in 1997.

    PROVISION FOR INCOME TAXES.   The effective tax rate was 40.0% and 39.5%
during the third quarter of 1996 and 1997, respectively.

RESULTS OF OPERATIONS

COMPARISON OF RESULTS OF OPERATIONS FOR THE 40 WEEKS ENDED OCTOBER 4, 1997 TO THE 39 WEEKS ENDED SEPTEMBER 28, 1996.



                                                              40 Weeks                      39 Weeks
                                                               Ended                          Ended
                                                           October 4, 1997             September 28,1996
                                                           ---------------             -----------------
                                                                       (Dollars in millions)
                                                                        % of                          % of
                                                       Dollars        Net Sales        Dollars      Net Sales
                                                       -------        ---------        -------      ---------
Net sales                                               $165.9             100%         $194.5           100%

Gross profit                                              96.2               58          112.9             58

Selling, general, and administrative expenses             34.6               21           36.2             19

Amortization of goodwill and trademarks                    3.4                2            3.4              2

Recovery of import duties                                 (0.4)               -           (0.5)             -

Income from operations                                    58.6               35           73.8             38

Interest expense                                           3.2                2            4.6              2

Other income, net                                         (1.2)              (1)          (0.4)             -

Income before income taxes                                56.5               34           69.5             36

Provision for income taxes                                22.3               14           27.8             14

Net income                                                34.2               21           41.7             21





    NET SALES. Net sales decreased $28.6 million, or 15%, from $194.5 million in 1996 to $165.9 million in 1997. This decrease was principally due to a decrease in volume. Sales of the Company's Village Series products decreased $21.4 million, or 17%, while sales of General Giftware products decreased $7.2 million, or 11% between the two periods. Village Series and General Giftware products represented 65% and 35%, respectively, of the Company's net sales in 1997.

    GROSS PROFIT. Gross profit decreased $16.7 million, or 15%, between 1996 and 1997. The decrease in gross profit was principally due to the decrease in sales volume. Gross profit as a percentage of net sales was 58% in both 1996 and 1997.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.   Selling, general and
administrative expenses decreased $1.6 million, or 4%, between 1996 and 1997 principally due to a 19% decrease in commission expense offset by inflationary increases in administrative expenses. Selling, general and administrative expenses as a percentage of sales increased from approximately 19% in 1996 to 21% in 1997.

    INCOME FROM OPERATIONS.   Income from operations decreased $15.2 million,
or 21%, between 1996 and 1997 due to the factors described above. Income from operations decreased from 38% to 35% of net sales principally due to the increase in selling, general and administrative expense as a percentage of sales.

    INTEREST EXPENSE.   Interest expense decreased $1.4 million, or 29%,
between 1996 and 1997 principally due to the payment of $20 million of long term debt during 1996 and lower borrowings under the revolving line of credit in 1997.

    PROVISION FOR INCOME TAXES.   The effective tax rate was 40.0% and 39.5%
during 1996 and 1997, respectively.


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

    The Company maintains a revolving credit agreement providing for borrowings of up to $90 million (subject to certain limitations) including letters of credit and bankers' acceptances. At October 4, 1997, the Company had $2.5 million of outstanding loans and acceptances and $2.7 million of outstanding letters of credit under its revolving line of credit. The available revolving line of credit commitment was $83.3 million.

    Consistent with customary practice in the giftware industry, the Company offers extended accounts receivable terms to many of its customers. This practice has typically created significant working capital requirements in the second and third quarters that the Company has generally financed with net cash balances, internally generated cash flow and seasonal borrowings. The Company's net cash balances peak in December, following the collection of accounts receivable with extended payment terms.

    Accounts receivable decreased $28.0 million from $128.0 million at September 28, 1996 to $100.0 million at October 4, 1997 principally due to the decrease in sales in 1997 as compared to 1996.

    On December 10, 1996, the Board of Directors of the Company authorized a stock repurchase program. The program allows the repurchase in open market and privately negotiated transactions of up to 1.5 million shares through the end of June 1998. Board authorization of a similar repurchase program of up to an additional 1.5 million shares valid through December 31, 1999 became effective on October 15, 1997. The timing, prices and number of shares repurchased under both programs will be determined at the discretion of the Company's management and subject to continued compliance with the Company's credit facilities. As of October 4, 1997, the Company had repurchased 1,125,258 shares at a cost of $23.0 million in the open market.

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

    At October 4, 1997 the Company had $3.8 million of foreign exchange contracts outstanding to hedge 1997 New Taiwan dollar denominated inventory purchases. These contracts mature from October 1997 through December 1997 at a rate of approximately 27.50 NT$/US$.

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


                             CUSTOMER ORDERS ENTERED (1)
                                    (IN MILLIONS)

               1st      2nd       3rd       4th
               Qtr      Qtr       Qtr       Qtr       Total
               ---      ---       ---       ---       -----
    1995      $210      $30       $27       $9        $276
    1996       178       35        28        8         249
    1997       161       44        34        -          -
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

     The Company shipped and recorded as net sales approximately 92% and 91% of its annual customer orders in 1996 and 1995, respectively. Orders not shipped in a particular period, net of cancellations, returns, allowances and cash discounts, are carried into backlog. The backlog was $64.5 million as of October 4, 1997, as compared to $44.5 million as of September 28, 1996. The backlog as of October 4, 1997, was predominately made up of orders requested to be shipped during 1997.

    Through the third quarter of 1997, customer orders entered decreased 1% as compared to the same period for 1996. Customer orders entered for Village Series products have decreased 7% through the third quarter of 1997 while customer orders entered for General Giftware products have increased 12%.

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


                                       DEPARTMENT 56, INC.



Date:    October 21, 1997              /s/Susan Engel
                                       --------------
                                       Susan Engel
                                       Chairman, President and Chief Executive
                                       Officer



Date:    October 21, 1997              /s/Timothy J. Schugel
                                       ---------------------
                                       Timothy J. Schugel
                                       Vice President - Finance and Principal
                                       Accounting Officer

                                    EXHIBIT INDEX


    EXHIBIT                            EXHIBIT                   PAGE
    NUMBER                              NAME                    NUMBER
    ------                             -------                  ------

    11.1           Computation of net income per share.