Form 10-K405
period 1998-01-03
DEPARTMENT 56 INC
filed 1998-04-03
CIK 902270

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
(MARK ONE)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required) For the fiscal year ended January 3, 1998

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

    The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $645,113,352 of March 20, 1998 (based on the closing price of consolidated trading in the Common Stock on that date as published in MICROSOFT INVESTOR). For purposes of this computation, shares held by affiliates and by directors and officers of the registrant have been excluded. Such exclusion of shares held by directors and officers is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

    Number of Shares of Common Stock, par value $.01 per share, outstanding as of March 20, 1998: 19,149,160

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Company's Annual Report to Stockholders for the fiscal year ended January 3, 1998 (the "1997 Annual Report") are incorporated by reference in Parts II and IV. Portions of the Company's definitive Proxy Statement for the 1998 Annual Meeting of Stockholders filed with the Securities and Exchange Commission concurrently with this Form 10-K (the "1998 Proxy Statement") are incorporated by reference in Part III.

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

    The Company was incorporated in Delaware in 1992 to hold the equity of a Minnesota corporation formed in 1984 under the name "Department 56, Inc.," which has since changed its name to "D 56, Inc." and has continued as the Company's principal operating subsidiary.

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

    GENERAL GIFTWARE. The Company offers a wide range of other decorative giftware and home accessory items, including the Company's Snowbabies and Snowbunnies figurines, Christmas and Easter decorative items, tableware, decorative tins, acrylics and gift bags. Department 56 develops these decorative giftware and home accessories both to satisfy specific consumer demand and to introduce new product concepts that may develop into important product lines for the Company in the future. Snowbabies figurines, originally introduced in 1987 as part of the Company's general Christmas collection, rapidly became a popular product line and subsequently have achieved their own collectible status. General Giftware products are generally offered as a line of products developed around a central design theme. The Company updates its product offerings twice a year and currently maintains an aggregate of approximately 3,300 stock keeping units, of which approximately 2,800 are General Giftware products.

    CUSTOMERS

    The Company's principal customers (accounting for approximately 90% of its sales) are approximately 19,000 independent gift retailers across the United States. These retailers include approximately 1,500 independently owned Gold Key and Showcase Dealers, who receive special recognition and qualify for improved sales terms, and who must satisfy certain requirements, such as maintaining the Company's products on display in an attractive setting for at least six months. Occasionally, a particular product will be sold exclusively through certain dealers. Approximately 10% of the Company's sales are made to department stores and mail order houses. No single account represented more than 3% of the Company's sales in fiscal 1997. The Company provides volume discounts to its customers with respect to most of its products. The Company has generally had only limited sales outside the United States. International sales were approximately 1% of the Company's sales in fiscal 1997, and the Company does not expect to materially increase international sales in fiscal 1998.

    As part of the Company's strategy of selective distribution, only approximately 5,200 retailers receive the Company's Village Series and Snowbabies products. Certain of the Company's lit Village Series products and porcelain Snowbabies figurines have been sold on allocation for each of the last ten years and seven years, respectively. The Company periodically evaluates and adjusts its distribution network, and reviews its dealership policies with a view of optimizing both the Company's distribution strategy and the store-level operations of its independent dealers.

    MARKETING AND ADVERTISING

    Department 56 sells its products through 10 independently operated wholesale showrooms (including showrooms in New York and Dallas) and four corporate showrooms which cover the major giftware market areas in the United States and Canada. The Company's headquarters in Eden Prairie, Minnesota has a 10,000 square-foot atrium showroom where all of its products, including retired Village Series lighted pieces and Snowbabies figurines, are displayed. The Company also has a corporate showroom of approximately 13,000 square feet at the Atlanta, Georgia gift mart, a corporate showroom of approximately 7,500 square feet at the Chicago, Illinois gift mart, and a corporate showroom of approximately 6,600 square feet at the Los Angeles, California gift mart. In addition, the Company sells through giftware shows throughout the United States. Tests have been conducted of product sales through home television shopping and through corporate gift programs. The Company intends to maintain flexibility in its marketing and distribution strategies in order to take advantage of opportunities that may develop in the future (including the establishment and operation of retail stores so as to build consumer awareness).

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

    Department 56 believes that its relationships with its manufacturers, and the quality of their craftsmanship, provide a competitive advantage and are a significant contributor to the Company's success. The

Company imports most of its products from the Pacific Rim, primarily The People's Republic of China, Taiwan (Republic of China) and The Philippines. The Company also imports a small percentage of its products from sources in India, and occasionally from sources in Europe (primarily Italy, England and Poland). In fiscal 1997, the Company imported products from approximately 150 independent manufacturing sources. The Company's single largest manufacturing source represented approximately 10% of the Company's imports in fiscal 1997. The Company's emphasis on high quality craftsmanship at affordable prices limits the sources from which the Company chooses to obtain products. The Company has long-standing relationships with the majority of its manufacturers (several for ten years or more) and often purchases (typically on a year-to-year basis) a manufacturer's entire output for a year. As a result of these relationships, the Company has experienced a low turnover of its manufacturing sources.

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

    BACKLOG AND SEASONALITY

    The Company receives products, pays its suppliers and ships products throughout the year, although the majority of shipments occur in the second and third quarters of each year as retailers stock merchandise in anticipation of the winter holiday season. The Company continues to ship merchandise until mid-December each year. Accordingly, the Company's backlog typically is lowest at the beginning of January. As of January 3, 1998, Department 56 had unfilled wholesale orders of approximately $4.6 million, compared to $7.2 million at December 28, 1996. All of the backlog is scheduled to be shipped to customers during the current fiscal year. Approximately 6% to 8% of the Company's total annual customer orders have been cancelled in each of the last three years for a number of reasons, including customer credit considerations, inventory shortages or customer cancellation requests.

    Department 56 experiences a significant seasonal pattern in its working capital requirements and operating results. During the first quarter of each of the last three years, the Company received orders ranging from approximately 66% to 76% of its annual orders for such year. The Company offers extended payment terms to many of its customers for seasonal merchandise. Accordingly, the Company collects a substantial portion of its accounts receivable in the fourth quarter. Due to the seasonal pattern of shipping and accounts receivable collection, the Company generally has had greater working capital needs in its second and third quarters and has experienced greater cash availability in its fourth quarter. The Company typically finances its operations through net cash and marketable securities balances, internally generated cash flow and short-term seasonal borrowings. As a result of the Company's sales pattern, the Company has historically recorded a substantial portion of its revenues in its second and third quarters. The Company expects this seasonal sales pattern to continue for the foreseeable future.

    TRADEMARKS AND OTHER PROPRIETARY RIGHTS

    The Company owns eleven U.S. trademark registrations and has pending U.S. trademark applications with respect to certain of its logos and brandnames. In addition, the Company from time to time registers selected trademarks in certain foreign countries.

    Department 56 regards its trademarks and other proprietary rights as valuable assets and intends to maintain and renew its trademarks and their registrations and vigorously defend against infringement. The U.S. registrations for the Company's trademarks are currently scheduled to expire or be cancelled at various times between 2002 and 2008, but can be maintained and renewed provided that the marks are still in use for the goods and services covered by such registrations.

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

    RESTRICTIONS ON IMPORTS

    The Company does not own or operate any manufacturing facilities and imports most of its products from manufacturers in the Pacific Rim, primarily The People's Republic of China, Taiwan and The Philippines. The Company also imports a small percentage of its products from sources in India, and occasionally from sources in Europe (primarily Italy, England and Poland).

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

    In fiscal 1997, approximately 65% (as compared to approximately 50% in fiscal 1996) of the Company's imports were manufactured in The People's Republic of China, which is currently accorded "Most Favored Nation" status and generally is not subject to U.S. retaliatory duties. The Company expects that the proportion of its products manufactured in The People's Republic of China will increase in the future. Various commercial and legal practices widespread in The People's Republic of China, including the handling of intellectual properties, as well as certain political and military actions taken or suggested by The People's Republic of China in relation to Taiwan and residents of Hong Kong, are under review by the United States government and, accordingly, the duty treatment of goods imported from The People's Republic of China is subject to political uncertainties. To the extent The People's Republic of China may cease to have "Most Favored Nation" status or its exports may be subject to political retaliation, the cost of importing products from such country would increase significantly, and the Company believes that there could be a short-term adverse effect on the Company until alternative manufacturing arrangements were obtained.

    EMPLOYEES

    As of January 3, 1998, the Company had 205 full-time employees in the United States and 7 full-time employees in Taiwan. All of the Company's 65 U.S.-based warehouse, shipping and receiving personnel employed as of that date are represented by Local Union No. 638 of the Teamsters under a contract that expired on December 31, 1997. The Company is in the process of negotiating a new contract. The Company believes that its labor relations are good and has never experienced a work stoppage.

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

ITEM 2.  PROPERTIES

    The Company owns a 67,000 square-foot facility in Eden Prairie, Minnesota, which includes 57,000 square feet of office space. Its executive offices, creative center and primary corporate showroom are located in this facility, which is known as "One Village Place." The Company currently occupies approximately 66,400 square feet of the facility and leases the remaining 600 square feet to others.

    The Company leases a warehouse and distribution facility in Eden Prairie of approximately 150,000 square feet. The current lease for this facility expires on March 31, 2001 and is extendible at the Company's option for an additional five years. The Company also leases a warehouse and distribution facility in Bloomington, Minnesota of approximately 159,000 square feet, the lease for which expires on February 28, 1999 and is extendible at the Company's option for an additional three years. Nearby the Bloomington distribution facility is additional bulk storage warehouse space of approximately 52,000 square feet, the Company's lease for which expires on February 28, 1999 and is extendible at the Company's option for an additional three years. The Company believes that its current facilities are adequate to support its needs. However, the Company continuously evaluates its need for additional facilities. The Company also leases a corporate showroom of approximately 13,000 square feet in the Atlanta, Georgia gift mart, a corporate showroom of approximately 7,500 square feet in the Chicago, Illinois gift mart, and a corporate showroom of approximately 6,600 square feet in the Los Angeles, California gift market. These leases expire on December 31, 2006, November 30, 1999, and December 31, 2002, respectively.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of the Company's security holders during the last quarter of the year ended January 3, 1998.

ADDITIONAL ITEM.  EXECUTIVE OFFICERS OF THE REGISTRANT

    Set forth below are the executive officers of the Company as of the date hereof. Unless otherwise indicated each executive officer of the Company holds identical positions with D 56, Inc. Officers serve at the discretion of the Board of Directors.

       NAME          AGE               POSITION(S) WITH THE COMPANY
-------------------  ---   ----------------------------------------------------

Susan E. Engel        51   Chairwoman of the Board and Chief Executive Officer

Mark R. Kennedy       40   Senior Vice President and Chief Financial Officer

David H. Weiser       38   Senior Vice President -- Legal/Human Resources,
                            General Counsel and Secretary

David W. Dewey        40   Executive Vice President -- Overseas Operations

Brett D. Heffes       30   Vice President -- Corporate Development

Robert S. Rose        43   Vice President -- Distribution and Operations

Timothy J. Schugel    39   Vice President -- Finance and Principal Accounting
                            Officer

Joan M. Serena        44   Vice President -- Consumer & Dealer Marketing

Kenneth J. Sobaski    42   Executive Vice President -- Sales and Marketing

Gregory G. Sorensen   35   Vice President -- Management Information Systems

    The principal occupations and positions for the past five years, and in certain cases prior years, of each of the executive officers of the Company are as follows:

    Susan E. Engel has been Chairwoman of the Board of the Company and of D 56, Inc. since September 18, 1997 and Chief Executive Officer of the Company and of D 56, Inc. since November 13, 1996. Ms. Engel was President of the Company and of D 56, Inc. from September 19, 1994 until

September 18, 1997, and Chief Operating Officer of the Company and of D 56, Inc. from September 19, 1994 until November 13, 1996. Ms. Engel was a consultant to retail and consumer goods companies from September 1993 until September 1994, and Chief Executive Officer and President of Champion Products, Inc. (a manufacturer of athletic and active sports apparel) from October 1991 to September 1993.

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

    Brett D. Heffes has been Vice President -- Corporate Development of the Company and of D 56, Inc. since January 5, 1998. He was associated with Wessels, Arnold & Henderson, a private investment bank, from May 1992 until January 1998, most recently as Principal.

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

    Kenneth J. Sobaski has been Executive Vice President -- Sales and Marketing of the Company and of D 56, Inc. since November 3, 1997. From August 1997 to November 1997, Mr. Sobaski was a private investor. He was Vice President, Sales and Customer Service of The Pillsbury Company (food products) from March 1995 to August 1997, its Vice President, General Manager, Refrigerated Baked Goods from December 1993 to March 1995, and its Vice President, General Manager, Green Giant from October 1992 to December 1993.

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

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Information required by this Item is included in Corporate and Stockholder Information on page 25 of the 1997 Annual Report and Note 6 to Five Year Summary on page 7 of the 1997 Annual Report, and such information is incorporated herein by reference.

    As of March 20, 1998, the number of holders of record of the Company's Common Stock was 1,031.

ITEM 6.  SELECTED FINANCIAL DATA

    Information required by this Item is included in Five Year Summary on page 7 of the 1997 Annual Report, and such information is incorporated herein by reference. See also the notes to the consolidated financial statements and Management's Discussion and Analysis on pages 16 to 23 and 8 to 12 respectively, of the 1997 Annual Report, and such information is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Information required by this Item is included in Management's Discussion and Analysis on pages 8 to 12 of the 1997 Annual Report, incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Information required by this Item is included in the consolidated financial statements of the Company for the years ended January 3, 1998, December 28, 1996 and December 30, 1995, the notes to the consolidated financial statements, and the report of independent auditors thereon on pages 13 to 24 of the 1997 Annual Report, and in the Company's unaudited quarterly financial data for the years ended January 3, 1998 and December 28, 1996 on page 10 of the 1997 Annual Report, incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information required by this Item concerning directors of the Company who are nominated by the Company for re-election at the 1998 annual meeting of the Company's stockholders is included in the 1998 Proxy Statement in the section captioned "Item 1 -- Election of Directors," and such information is incorporated herein by reference. Information required by this Item concerning the executive officers of the Company is included in Part I, pages 7 and 8 of this Annual Report on Form 10-K as permitted by General Instruction G(3) to Form 10-K. Information required by this Item concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is included in the 1998 Proxy Statement in the last paragraph of the section captioned "Security Ownership of Certain Beneficial Owners and Management," and such information is incorporated herein by reference.

    The principal occupations and positions for the past five years, and in certain cases prior years, of each of the current directors of the Company who are not nominated for re-election at the 1998 annual meeting of stockholders are as follows:

    Todd L. Bachman, age 52, has been a director of the Company since October 1992. Mr. Bachman has been Chairman and Chief Executive Officer of Bachman's, Inc. (a floral and nursery wholesaler and retailer), since November 1, 1994. Mr. Bachman was Vice Chairman of the Board and President of the Company and of D 56, Inc. from April 22, 1993 until September 19, 1994. Mr. Bachman was Chief Executive Officer of D 56, Inc. from January 1992 until April 22, 1993.

    Sandra J. Horbach, age 37, has been a director of the Company since October 1992. Ms. Horbach has been a General Partner of FLC Partnership, L.P., the General Partner of Forstmann Little & Co. (a private investment firm), since January 1993. She is a director of Gulfstream Aerospace Corp.

ITEM 11.  EXECUTIVE COMPENSATION

    Information required by this Item is included in the 1998 Proxy Statement in the section captioned "Further Information Concerning the Board of the Directors and Committees -- Compensation Committee Interlocks and Insider Participation" and "-- Director Compensation" and in the section captioned "Compensation of Executive Officers" (other than the subsection thereof captioned "Compensation Committee Report on Executive Compensation" and "Performance Graph"), and such information (other than the subsections thereof captioned "Compensation Committee Report on Executive Compensation" and "Performance Graph") is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information required by this Item is included in the 1998 Proxy Statement in the section captioned "Security Ownership of Certain Beneficial Owners and Management", and such information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information required by this Item is included in the 1998 Proxy Statement in the section captioned "Certain Related Party Transactions," and such information is incorporated herein by reference. See also, Note 9 to the consolidated financial statements on page 20 of the 1997 Annual Report.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                                                                     1997
                                                                                                     FORM 10-K   ANNUAL REPORT
                                                                                                       (PAGE)       (PAGE)
                                                                                                     ----------  -------------
   (a)     1.         FINANCIAL STATEMENTS
                      Consolidated Balance Sheets at January 3, 1998 and December 28, 1996                            13

                      For the years ended January 3, 1998, December 28, 1996 and December 30, 1995:

                      Consolidated Statements of Income                                                               14

                      Consolidated Statements of Cash Flows                                                           15

                      Consolidated Statements of Stockholders' Equity                                                 16

                      Notes to Consolidated Financial Statements                                                     16-23

                      Independent Auditors' Report for the years ended                                                24
                      January 3, 1998, December 28, 1996 and December 30, 1995

           2.         FINANCIAL STATEMENT SCHEDULES

                                 Independent Auditors' Report                                            12
                      I.         Condensed financial information                                       13-15
                      II.        Valuation and qualifying accounts                                       16

    All other schedules have been omitted because they are not applicable, not required or the information required is included in the consolidated financial statements or notes thereto.

           3.         EXHIBITS

    The exhibits are listed in the accompanying Index to Exhibits on pages 19 and 20.

   (b)     Reports on Form 8-K

    None.

                          INDEPENDENT AUDITORS' REPORT

    To the Board of Directors and Stockholders of Department 56, Inc.:

We have audited the consolidated balance sheets of Department 56, Inc. and subsidiaries (the "Company") as of January 3, 1998 and December 28, 1996 and the related consolidated statements of income, cash flows and stockholders' equity for the years ended January 3, 1998, December 28, 1996 and December 30, 1995, and have issued our report thereon dated February 12, 1998 (included in the Company's Annual Report to Stockholders for the year ended January 3, 1998 and incorporated herein by reference). Our audits also included the financial statement schedules for the aforementioned periods listed in Item 14 of Form 10-K. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

Deloitte & Touche LLP
Minneapolis, Minnesota
February 12, 1998

                              DEPARTMENT 56, INC.
                             (PARENT COMPANY ONLY)
                 SCHEDULE I -- CONDENSED FINANCIAL INFORMATION
                                 BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                         JANUARY 3,  DECEMBER 28,
                                                                                            1998         1996
                                                                                         ----------  ------------

                                                     ASSETS

INVESTMENT IN SUBSIDIARIES.............................................................  $  184,420   $  195,349
RECEIVABLE FROM SUBSIDIARIES...........................................................       2,510        1,543
                                                                                         ----------  ------------
                                                                                         $  186,930   $  196,982
                                                                                         ----------  ------------
                                                                                         ----------  ------------

                                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES--
  Accrued expenses.....................................................................  $      275   $      225

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; authorized 20,000 shares; no shares issued..........      --           --
  Common Stock, $.01 par value; authorized 100,000 shares; issued 21,765 and 21,584
    shares, respectively...............................................................         218          216
  Additional paid-in capital...........................................................      44,645       42,315
  Treasury stock, at cost; 2,199 and 0 shares, respectively............................     (55,215)      --
  Retained earnings....................................................................     197,007      154,226
                                                                                         ----------  ------------
    Total stockholders' equity.........................................................     186,655      196,757
                                                                                         ----------  ------------
                                                                                         $  186,930   $  196,982
                                                                                         ----------  ------------
                                                                                         ----------  ------------

------------------------

Note: Investment in subsidiary is accounted for under the equity method of accounting.

         See notes to consolidated financial statements included in the 1997 Annual Report, incorporated by reference.

                              DEPARTMENT 56, INC.
                             (PARENT COMPANY ONLY)

           SCHEDULE I -- CONDENSED FINANCIAL INFORMATION (CONTINUED)
                              STATEMENTS OF INCOME
                                 (IN THOUSANDS)

                                                                           YEAR ENDED    YEAR ENDED    YEAR ENDED
                                                                           JANUARY 3,   DECEMBER 28,  DECEMBER 30,
                                                                              1998          1996          1995
                                                                           -----------  ------------  ------------
Equity in earnings of subsidiaries.......................................   $  43,216    $   46,263    $   49,435
Interest expense.........................................................      --            --              (955)
General and administrative expenses......................................        (435)         (319)         (227)
                                                                           -----------  ------------  ------------
Net income...............................................................   $  42,781    $   45,944    $   48,253
                                                                           -----------  ------------  ------------
                                                                           -----------  ------------  ------------

         See notes to consolidated financial statements included in the 1997 Annual Report, incorporated by reference.

                              DEPARTMENT 56, INC.
                             (PARENT COMPANY ONLY)

           SCHEDULE I -- CONDENSED FINANCIAL INFORMATION (CONTINUED)
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                           YEAR ENDED    YEAR ENDED    YEAR ENDED
                                                                           JANUARY 3,   DECEMBER 28,  DECEMBER 30,
                                                                              1998          1996          1995
                                                                           -----------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.............................................................   $  42,781    $   45,944    $   48,253
  Adjustments to reconcile net income to net cash provided by (used in)
    operating activities:
    Dividends received from subsidiaries.................................      55,094        --           109,596
    Equity in earnings of subsidiaries...................................     (43,216)      (46,263)      (49,435)
    Decrease in accrued interest payable.................................      --            --              (644)
    (Increase) decrease in receivable from subsidiaries..................        (967)           28           (51)
    Increase (decrease) in accrued expenses..............................          50           (45)         (584)
                                                                           -----------  ------------  ------------
      Net cash provided by (used in) operating activities................      53,742          (336)      107,135
                                                                           -----------  ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from the exercise of common stock options.....................       1,473           336           865
  Principal payments on long-term debt...................................      --            --          (108,000)
  Purchases of treasury stock............................................     (55,215)       --            --
                                                                           -----------  ------------  ------------
      Net cash provided by (used in) financing activities................     (53,742)          336      (107,135)
                                                                           -----------  ------------  ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS..................................      --            --            --
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.........................      --            --            --
                                                                           -----------  ------------  ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD...............................   $  --        $   --        $   --
                                                                           -----------  ------------  ------------
                                                                           -----------  ------------  ------------

         See notes to consolidated financial statements included in the 1997 Annual Report, incorporated by reference.

                              DEPARTMENT 56, INC.
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                                   COLUMN B      COLUMN C
                                                                  -----------  -------------                  COLUMN E
                            COLUMN A                                BALANCE    (1)CHARGED TO    COLUMN D     -----------
----------------------------------------------------------------   BEGINNING     COSTS AND    -------------  BALANCE END
DESCRIPTION                                                        OF PERIOD     EXPENSES      DEDUCTIONS     OF PERIOD
----------------------------------------------------------------  -----------  -------------  -------------  -----------
Year ended January 3, 1998:
  Allowance for doubtful accounts...............................   $   5,014     $   1,087    $      941(a)   $   5,160
  Allowance for obsolete and overstock inventory................       2,942         3,447         2,004          4,385
  Allowance for sales returns and credits.......................       5,249         8,752         6,104          7,897
                                                                  -----------  -------------  -------------  -----------
                                                                   $  13,205     $  13,286    $    9,049      $  17,442
                                                                  -----------  -------------  -------------  -----------
                                                                  -----------  -------------  -------------  -----------
Year ended December 28, 1996:
  Allowance for doubtful accounts...............................   $   4,329     $   2,014    $    1,329(a)   $   5,014
  Allowance for obsolete and overstock inventory................       3,604           867         1,529          2,942
  Allowance for sales returns and credits.......................       2,555        11,585         8,891          5,249
                                                                  -----------  -------------  -------------  -----------
                                                                      10,488     $  14,466    $   11,749      $  13,205
                                                                  -----------  -------------  -------------  -----------
                                                                  -----------  -------------  -------------  -----------
Year ended December 30, 1995:
  Allowance for doubtful accounts...............................   $   3,592     $   2,293    $    1,556(a)   $   4,329
  Allowance for obsolete and overstock inventory................       2,660         1,866           922          3,604
  Allowance for sales returns and credits.......................       1,641         6,529         5,615          2,555
                                                                  -----------  -------------  -------------  -----------
                                                                   $   7,893     $  10,688    $    8,093      $  10,488
                                                                  -----------  -------------  -------------  -----------
                                                                  -----------  -------------  -------------  -----------

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

                                          Department 56, Inc.

                                By:              /s/ SUSAN E. ENGEL
                                     -----------------------------------------
                                                   Susan E. Engel
                                              CHAIRWOMAN OF THE BOARD
Date: April 2, 1998                         AND CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                        SIGNATURE                                 CAPACITY IN WHICH SIGNED              DATE
----------------------------------------------------------  -------------------------------------  ---------------
                    /s/ SUSAN E. ENGEL                      Chairwoman of the Board, Chief          April 2, 1998
      ----------------------------------------------        Executive Officer and Director
                      Susan E. Engel                        (Principal Executive Officer)

                   /s/ MARK R. KENNEDY                      Chief Financial Officer and             April 2, 1998
      ----------------------------------------------        Senior Vice President
                     Mark R. Kennedy                        (Principal Financial Officer)

                  /s/ TIMOTHY J. SCHUGEL                    Vice President -- Finance and           April 2, 1998
      ----------------------------------------------        Principal Accounting Officer
                    Timothy J. Schugel                      (Principal Accounting Officer)

                   /s/ TODD L. BACHMAN                                                              April 2, 1998
      ----------------------------------------------        Director
                     Todd L. Bachman

                     /s/ MAXINE CLARK                                                               April 2, 1998
      ----------------------------------------------        Director
                       Maxine Clark

                  /s/ SANDRA J. HORBACH                                                             April 2, 1998
      ----------------------------------------------        Director
                    Sandra J. Horbach

                   /s/ WM. BRIAN LITTLE                                                             April 2, 1998
      ----------------------------------------------        Director
                     Wm. Brian Little

                   /s/ GARY S. MATTHEWS                                                             April 2, 1998
      ----------------------------------------------        Director
                     Gary S. Matthews

                 /s/ STEVEN G. ROTHMEIER                                                            April 2, 1998
      ----------------------------------------------        Director
                   Steven G. Rothmeier

                      /s/ VIN WEBER                                                                 April 2, 1998
      ----------------------------------------------        Director
                        Vin Weber

                              DEPARTMENT 56, INC.
                               INDEX TO EXHIBITS

 EXHIBIT                                                  DESCRIPTION
---------  ---------------------------------------------------------------------------------------------------------
     3.1   Restated Certificate of Incorporation of the Company. (Incorporated herein by reference to Exhibit 3.1 of
           Registrant's Quarterly Report on Form 10-Q for the quarter ended July 3, 1993. SEC File no. 1-11908)
     3.2   Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of
           the Company. (Incorporated herein by reference to Exhibit 1.1 of Registrant's Amendment No. 1, dated May
           12, 1997, to Registration Statement on Form 8-A, dated April 23, 1997. SEC File no. 1-11908)
     3.3   Restated By-Laws of the Company. (Incorporated herein by reference to Exhibit 3.2 of Registrant's
           Registration Statement on Form S-1, No. 33-61514 and to Exhibits 1 and 2 of Registrant's Current Report
           on Form 8-K dated February 15, 1996. SEC File no. 1-11908)
     4.1   Specimen form of Company's Common Stock certificate. (Incorporated herein by reference to Exhibit 4.1 of
           Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994. SEC File no.
           1-11908)
     4.2   Rights Agreement (including Exhibits A, B and C thereto), dated as of April 23, 1997, between the Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent. (Incorporated herein by reference to
           Exhibit 1 of Registrant's Registration Statement on Form 8-A, dated April 23, 1997. SEC File no. 1-11908)
     4.3   First Amendment, dated as of March 13, 1998, to Rights Agreement between the Company and ChaseMellon
           Shareholder Services, L.L.C., as Rights Agent. (Incorporated herein by reference to Exhibit 1 to
           Registrant's Amendment No. 2, dated March 16, 1998, to Registration Statement on Form 8-A, dated April
           23, 1997. SEC File no. 1-11908)
    10.1   Department 56, Inc. 1992 Stock Option Plan. (Incorporated herein by reference to Exhibit 10.1 of
           Registrant's Registration Statement on Form S-1, No. 33-61514.)+
    10.2   Form of Stock Option Agreement in connection with the 1992 Stock Option Plan. (Incorporated herein by reference to Exhibit 10.2 of Registrant's Registration Statement on Form S-1, No. 33-61514.)+
    10.3   Form of Outside Directors Stock Option Agreement.+*
    10.4   Lease, dated April 1, 1989, as amended, between Hoyt Properties, Inc. and the Company for the Eden
           Prairie warehouse. (Incorporated herein by reference to Exhibit 10.7 of Registrant's Registration
           Statement on Form S-1, No. 33-61514.)
    10.5   Lease, dated December 8, 1993 as amended August 25, 1994, between Grantor Retained Income Trust of Robert
           L. Johnson and the Company for the Bloomington warehouse. (Incorporated herein by reference to Exhibit
           10.5 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994. SEC File no.
           1-11908)
    10.6   Amended and Restated Credit Agreement, dated as of February 17, 1995, among D 56, Inc., the Banks parties thereto, and Chemical Bank as agent, issuing bank and accepting bank. (Incorporated herein by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K dated February 17, 1995. SEC File no. 1-11908)
    10.7   First Amendment, dated as of November 25, 1996, to Amended and Restated Credit Agreement among D 56,
           Inc., the Banks parties thereto, and The Chase Manhattan Bank (as successor to Chemical Bank), as agent for the Banks.*
    10.8   Second Amendment, dated as of September 30, 1997, to Amended and Restated Credit Agreement among D 56,
           Inc., the Banks parties thereto, and The Chase Manhattan Bank (as successor to Chemical Bank), as agent for the Banks.*
    10.9   Third Amendment, dated as of December 16, 1997, to Amended and Restated Credit Agreement among D 56,
           Inc., the Banks parties thereto, and The Chase Manhattan Bank (as successor to Chemical Bank), as agent for the Banks.*

 EXHIBIT                                                  DESCRIPTION
---------  ---------------------------------------------------------------------------------------------------------
    10.10  Pledge Agreement, dated as of February 17, 1995, by the Company in favor of Chemical Bank. (Incorporated herein by reference to Exhibit 10.2 of Registrant's Current Report on Form 8-K dated February 17, 1995.
           SEC File no. 1-11908)
    10.11  Amendment, dated as of December 30, 1997, to Pledge Agreement by the Company in favor of The Chase
           Manhattan Bank (as successor to Chemical Bank).*
    10.12  Guarantee, dated as of February 17, 1995, by the Company in favor of Chemical Bank. (Incorporated herein by reference to Exhibit 10.3 of Registrant's Current Report on Form 8-K dated February 17, 1995. SEC File
           no. 1-11908)
    10.13  Pledge Agreement, dated as of February 17, 1995, by D 56, Inc. in favor of Chemical Bank. (Incorporated herein by reference to Exhibit 10.8 of Registrant's Current Report on Form 8-K dated February 17, 1995.
           SEC File no. 1-11908)
    10.14  Pledge Agreement, dated as of February 17, 1995, by FL 56 Intermediate Corp. in favor of Chemical Bank.
           (Incorporated herein by reference to Exhibit 10.4 of Registrant's Current Report on Form 8-K dated
           February 17, 1995. SEC File no. 1-11908)
    10.15  Guarantee, dated as of February 17, 1995, by FL 56 Intermediate Corp. in favor of Chemical Bank.
           (Incorporated herein by reference to Exhibit 10.5 of Registrant's Current Report on Form 8-K dated
           February 17, 1995. SEC File no. 1-11908)
    10.16  Pledge Agreement, dated as of February 17, 1995, by ed bazinet international, inc. in favor of Chemical
           Bank. (Incorporated herein by reference to Exhibit 10.6 of Registrant's Current Report on Form 8-K dated
           February 17, 1995. SEC File no. 1-11908)
    10.17  Guarantee, dated as of February 17, 1995, by ed bazinet international, inc. in favor of Chemical Bank.
           (Incorporated herein by reference to Exhibit 10.7 of Registrant's Current Report on Form 8-K dated
           February 17, 1995. SEC File no. 1-11908)
    10.18  Guarantee, dated as of February 17, 1995, by Department 56 Trading Co., Ltd. in favor of Chemical Bank.
           (Incorporated herein by reference to Exhibit 10.9 of Registrant's Current Report on Form 8-K dated
           February 17, 1995. SEC File no. 1-11908)
    10.19  Subsidiaries Guarantee, dated as of December 30, 1997, by Department 56 Retail, Inc. and Department 56
           Sales, Inc. in favor of The Chase Manhattan Bank.*
    10.20  Form of Indemnification Agreement between the Company and its directors and executive officers.
           (Incorporated herein by reference to Exhibit 10.24 of Registrant's Registration Statement on Form S-1,
           No. 33-61514.)
    10.21  Department 56, Inc. 1993 Stock Incentive Plan. (Incorporated herein by reference to Exhibit 10.25 of
           Registrant's Registration Statement on Form S-1, No. 33-61514.)+
    10.22  Department 56, Inc. 1995 Stock Incentive Plan. (Incorporated herein by reference to Exhibit 10.18 of
           Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 1995. SEC File no.
           1-11908)+
    10.23  Department 56, Inc. 1997 Stock Incentive Plan. (Incorporated herein by reference to Exhibit 4.4 of
           Registrant's Registration Statement on Form S-8, No. 333-41639.)+
    10.24  Form of Stock Option Agreement in connection with Department 56, Inc. 1993 Stock Incentive Plan,
           Department 56, Inc. 1995 Stock Incentive Plan, and Department 56, Inc. 1997 Stock Incentive Plan.
           (Incorporated herein by reference to Exhibit 10.1 of Registrant's Quarterly Report on Form 10-Q for the
           quarter ended July 3, 1993. SEC File no. 1-11908)+
    10.25  Department 56, Inc. Annual Cash Incentive Program +*
    11.1   Computation of Earnings Per Share.*
    13.1   Excerpts from Annual Report to Stockholders for fiscal year ended January 3, 1998.*

 EXHIBIT                                                  DESCRIPTION
---------  ---------------------------------------------------------------------------------------------------------
    21.1   Subsidiaries of the Company.*
    23.1   Independent Auditors' Consent*
    27.1   Financial Data Schedule (accompanies EDGAR electronic format only)*

------------------------

+ Management contract or compensatory plan

* Filed herewith