Form 10-Q
period 1998-04-04
DEPARTMENT 56 INC
filed 1998-04-30
CIK 902270

                                     FORM 10-Q
                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C.  20549


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended:  April 4, 1998
                                 --------------------------------

Commission file number:  1-11908
                         ----------------------------------------


                                Department 56, Inc.
            -----------------------------------------------------------
               (Exact name of registrant as specified in its charter)


                  Delaware                             13-3684956
     -------------------------------              -------------------
     (State or other jurisdiction of               (I.R.S. Employer
      incorporation or organization)              Identification No.)


         One Village Place, 6436 City West Parkway, Eden Prairie, MN  55344
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

     As of April 4, 1998, 19,174,701 shares of the registrant's common stock, par value $.01 per share, were outstanding.

                          PART I  -  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                        DEPARTMENT 56, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                   (IN THOUSANDS)


                                       ASSETS

                                                APRIL 4,      JANUARY 3,
                                                 1998           1998
                                               --------       --------
CURRENT ASSETS:
     Cash and cash equivalents                 $ 15,337       $ 37,361
     Accounts receivable, net                    35,985         23,004
     Inventories                                 23,672         18,070
     Other current assets                         9,194          9,311
                                               --------       --------
          Total current assets                   84,188         87,746

PROPERTY AND EQUIPMENT, net                      12,775         12,753
GOODWILL AND TRADEMARKS, net                    158,771        159,042
OTHER ASSETS                                        146            154
                                               --------       --------
                                               $255,880       $259,695
                                               --------       --------
                                               --------       --------



                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current portion of long-term debt         $ 20,000       $ 20,000
     Accounts payable                             9,212          9,973
     Other current liabilities                   17,975         16,916
                                               --------       --------
          Total current liabilities              47,187         46,889

DEFERRED TAXES                                    6,151          6,151
LONG-TERM DEBT                                   20,000         20,000
STOCKHOLDERS' EQUITY                            182,542        186,655
                                               --------       --------
                                               $255,880      $ 259,695
                                               --------       --------
                                               --------       --------


             See notes to condensed consolidated financial statements.

                        DEPARTMENT 56, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                QUARTER       QUARTER
                                                 ENDED         ENDED
                                                 APRIL 4,      APRIL 5,
                                                  1998          1997
                                                  ----          ----
NET SALES                                       $49,027        $45,729
COST OF SALES                                    20,594         19,112
                                               --------       --------
     Gross profit                                28,433         26,617
OPERATING EXPENSES:
     Selling, general, and administrative        11,630         11,094
     Amortization of goodwill and trademarks      1,152          1,144
     Recovery of import duties                        -           (370)
                                               --------       --------
       Total operating expenses                  12,782         11,868
                                               --------       --------
INCOME FROM OPERATIONS                           15,651         14,749
OTHER EXPENSE (INCOME)
     Interest expense                               770          1,075
     Other, net                                    (392)          (744)
                                               --------       --------
INCOME BEFORE INCOME TAXES                       15,273         14,418
PROVISION FOR INCOME TAXES                        6,033          5,695
                                               --------       --------

NET INCOME                                      $ 9,240        $ 8,723
                                               --------       --------
                                               --------       --------

NET INCOME PER COMMON SHARE                     $  0.48        $  0.41
                                               --------       --------
                                               --------       --------

NET INCOME PER COMMON SHARE ASSUMING DILUTION   $  0.47        $  0.40
                                               --------       --------
                                               --------       --------


             See notes to condensed consolidated financial statements.

                        DEPARTMENT 56, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                   (In thousands)



                                                           QUARTER      QUARTER
                                                           ENDED        ENDED
                                                           APRIL 4,     APRIL 5,
                                                           1998         1997
                                                          --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net cash provided by (used in) operating activities   $ (5,918)  $ 14,216

CASH FLOWS FROM INVESTING ACTIVITIES:

     Purchases of property and equipment                       (258)      (286)
     Acquisitions                                            (2,310)         -
                                                           --------   --------
          Net cash used in investing activities              (2,568)      (286)
                                                           --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Proceeds from exercise of stock options                 1,109          22
     Stock repurchases                                      (14,647)   (11,744)
           Net cash used in financing activities            (13,538)   (11,722)
                                                           --------   --------
                                                           --------   --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        (22,024)     2,208
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD            37,361      46,405
                                                           --------   --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $ 15,337   $ 48,613
                                                           --------   --------
                                                           --------   --------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid for:
         Interest                                          $    778   $  1,100
         Income taxes                                      $  1,265   $    630


              See notes to condensed consolidated financial statments.

                        DEPARTMENT 56, INC. AND SUBSIDIARIES
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.   BASIS OF PRESENTATION

     The accompanying condensed consolidated balance sheet as of January 3, 1998 was derived from the audited consolidated balances as of that date. The remaining accompanying condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments necessary for a fair presentation. Such adjustments were of a normal recurring nature.

     The results of operations for the quarter ended April 4, 1998 are not necessarily indicative of the results for the full fiscal year.

     It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the 1997 Annual Report to Stockholders and Annual Report on Form 10-K filed by Department 56, Inc. (the "Company") with the Securities and Exchange Commission.

2.   INCOME PER COMMON SHARE

     Net income per common share is calculated by dividing net income by the weighted average number of shares outstanding during the period. Net income per common share assuming dilution reflects per share amounts that would have resulted had the Company's outstanding stock options been converted to common stock.

3.   STOCKHOLDERS' EQUITY

     During the quarter ended April 4, 1998, the Company repurchased 435,000 shares at a cost of $14.6 million under its existing stock repurchase program. As of April 4, 1998, the company was authorized to repurchase 366,000 additional shares under this program.

     On April 29, 1998, the Board of Directors of the Company authorized a stock repurchase program providing for the repurchase in open market and privately negotiated transactions of up to an additional 1.5 million shares valid through the end of the Company's 1999 fiscal year. The timing, prices and number of shares repurchased under both programs will be determined at the discretion of the Company's management and subject to continued compliance with the Company's credit facilities.

4.   ACQUISITIONS

     During January 1998, the Company acquired substantially all of the assets of the independent sales representative organization that represented the Company's products in California and several other western states. Also during January 1998, the Company acquired the inventory and certain other assets of its Canadian distributor.

 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

COMPARISON OF RESULTS OF OPERATIONS FOR THE QUARTER ENDED APRIL 4, 1998 TO THE QUARTER ENDED APRIL 5, 1997.



                                                            Quarter                        Quarter
                                                             Ended                          Ended
                                                          April 4, 1998                 April 5, 1997

                                                                      (Dollars in millions)
                                                                        % of                          % of
                                                      Dollars         Net Sales     Dollars         Net Sales
                                                      -------         ---------     -------         ---------
Net sales                                              $49.0            100%         $45.7            100%
Gross profit                                            28.4             58           26.6             58

Selling, general, and administrative expenses           11.6             24           11.1             24

Amortization of goodwill and trademarks                  1.2              2            1.1              3

Recovery of import duties                                  -              -           (0.4)            (1)

Income from operations                                  15.7             32           14.7             32

Interest expense                                         0.8              2            1.1              2

Other income, net                                       (0.4)            (1)          (0.7)            (2)

Income before income taxes                              15.3             31          14.4              32

Provision for income taxes                               6.0             12            5.7             12

Net income                                               9.2             19            8.7             19


          NET SALES. Net sales increased $3.3 million, or 7%, from $45.7 million in the first quarter of 1997 to $49.0 million in the first quarter of 1998. Sales of the Company's Village Series products increased $1.2 million, or 4%, while sales of General Giftware products increased $2.1 million, or 15% between the two periods. Village Series and General Giftware products represented 66% and 34%, respectively, of the Company's net sales during the first quarter of 1998.

     GROSS PROFIT. Gross profit increased $1.8 million, or 7%, between the first quarter of 1997 and the first quarter of 1998. The increase in gross profit was principally due to the increase in sales volume. Gross profit as a percentage of net sales was 58% during the first quarter of both 1997 and 1998.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.   Selling, general and
administrative expenses increased $.5 million, or 5%, between the first quarter of 1997 and the first quarter of 1998 principally due to an increase in marketing expenses. Selling, general and administrative expenses as a percentage of sales was 24% during the first quarter of both 1997 and 1998.

     INCOME FROM OPERATIONS.   Income from operations increased $1.0 million, or
6%, between the first quarter of 1997 and the first quarter of 1998 due to the factors described above. Income from operations was 32% of net sales during the first quarter of both 1997 and 1998.

     INTEREST EXPENSE.   Interest expense decreased $.3 million, or 28%, between
the first quarter of 1997 and the first quarter of 1998 principally due to the payment of $20 million of long term debt during 1997.

     PROVISION FOR INCOME TAXES.   The effective tax rate was 39.5% during the
first quarter of both 1997 and 1998.


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

     The Company maintains a revolving credit agreement providing for borrowings of up to $90 million (subject to certain limitations) including letters of credit and bankers' acceptances. At April 4, 1998, the Company had $5.4 million of outstanding letters of credit under its revolving line of credit. The available revolving line of credit commitment was $24.6 million.

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

     Accounts receivable increased $1.3 million from $34.7 million at April 5, 1997 to $36.0 million at April 4, 1998 principally due to the increase in sales in 1998 as compared to 1997.

     During the quarter ended April 4, 1998, the Company repurchased 435,000 shares at a cost of $14.6 million under its existing stock repurchase program. As of April 4, 1998, the company was authorized to repurchase 366,000 additional shares under this program.

     On April 29, 1998, the Board of Directors of the Company authorized a stock repurchase program providing for the repurchase in open market and privately negotiated transactions of up to an additional 1.5 million shares valid through the end of the Company's 1999 fiscal year. The timing, prices and number of shares repurchased under both programs will be determined at the discretion of the Company's management and subject to continued compliance with the Company's credit facilities.

FOREIGN EXCHANGE

     The dollar value of the Company's assets abroad is not significant. The Company's sales are denominated in United States dollars and, as a result, are not subject to changes in exchange rates.

     The Company imports most of its products from manufacturers located in the Pacific Rim, primarily The People's Republic of China, Taiwan (Republic of China) and The Philippines. These transactions are principally denominated in U.S. dollars, except for imports from Taiwan which are principally denominated in New Taiwan dollars. The Company, from time to time, will enter into foreign exchange contracts or build currency deposits as a partial hedge against currency fluctuations. The Company intends to manage foreign exchange risks to the extent possible and take appropriate action where warranted. The Company's costs could be adversely affected if the currencies of the countries in which the manufacturers operate appreciate significantly relative to the U.S. dollar.

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


                            CUSTOMER ORDERS ENTERED(1)
                                   (IN MILLIONS)

                           1st       2nd       3rd        4th
                           Qtr       Qtr       Qtr        Qtr    Total
                           ---       ---       ---        ---    -----
     1996                 $178      $ 35      $ 28      $  8      $249
     1997                  161        44        34         6       245
     1998                  174         -         -         -         -

     (1) Customer orders entered are orders received and approved by the Company, subject to cancellation for various reasons, including credit considerations, inventory shortages and customer requests.


     Historically, principally due to the timing of trade shows early in the calendar year and the limited supply of the Company's products, the Company has received the majority of its orders in the first quarter of each year. The Company entered 66% and 71% of its total annual customer orders during the first quarter of both 1997 and 1996, respectively. Cancellations were approximately 8% and 6% of total annual orders in 1997 and 1996, respectively.

      The Company shipped and recorded as net sales approximately 90% and 92% of its annual customer orders in 1997 and 1996, respectively. Orders not shipped in a particular period, net of cancellations, returns, allowances and cash discounts, are carried into backlog. The backlog was $126.1 million as of April 4, 1998, as compared to $117.2 million as of April 5, 1997.

     Through the first quarter of 1998, customer orders entered increased 8% as compared to the same period for 1997. Customer orders entered for Village Series products have increased 10% through the first quarter of 1998 while customer orders entered for General Giftware products have increased 5%.

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

     (b) A Current Report on Form 8-K, dated February 24, 1998, was filed reporting in Items 5 and 7 thereof and containing unaudited condensed statements of income and unaudited condensed balance sheets. A Current Report on Form 8-K, dated March 13, 1998, was filed reporting in Items 5 and 7 thereof and containing no financial statements.

                                     SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   DEPARTMENT 56, INC.



Date:     April 30, 1998           /s/Susan E. Engel
                                   -----------------
                                   Susan E. Engel
                                   Chairwoman, Chief Executive Officer
                                   and Director



Date:     April 30, 1998           /s/Timothy J. Schugel
                                   ---------------------
                                   Timothy J. Schugel
                                   Vice President - Finance and
                                   Principal Accounting Officer

                                   EXHIBIT INDEX


     EXHIBIT                          EXHIBIT                         PAGE
     NUMBER                            NAME                           NUMBER
     ------                            ----                           ------
     11.1      Computation of net income per share.