Form 10-Q
period 1998-07-04
DEPARTMENT 56 INC
filed 1998-07-30
CIK 902270

                                     FORM 10-Q
                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C.  20549


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended:  July 4, 1998
                                 ------------------------
Commission file number:  1-11908
                         --------------------------------

                                 Department 56, Inc.
           -------------------------------------------------------------
               (Exact name of registrant as specified in its charter)


                 Delaware                        13-3684956
              ---------------                  --------------
     (State or other jurisdiction of         (I.R.S. Employer
     incorporation or organization)          Identification No.)


         One Village Place, 6436 City West Parkway, Eden Prairie, MN  55344
      -----------------------------------------------------------------------
                      (Address of principal executive offices)
                                     (Zip Code)

                                   (612) 944-5600
                         ----------------------------------
                (Registrant's telephone number, including area code)


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

     As of July 4, 1998, 18,668,535 shares of the registrant's common stock, par value $.01 per share, were outstanding.

                           PART I  -  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                        DEPARTMENT 56, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                   (IN THOUSANDS)


                                  ASSETS

                                              JULY 4,           JANUARY 3,
                                               1998               1998
                                             ---------          ----------
CURRENT ASSETS:
       Cash and cash equivalents             $   1,492          $  37,361
       Accounts receivable, net                 83,493             23,004
       Inventories                              23,608             18,070
       Other current assets                     10,733              9,311
                                             ---------          ----------
       Total current assets                    119,326             87,746

PROPERTY AND EQUIPMENT, net                     13,836             12,753
GOODWILL, TRADEMARKS AND OTHER, net            159,512            159,042
OTHER ASSETS                                       135                154
                                             ---------          ----------
                                             $ 292,809          $ 259,695
                                             ---------          ----------
                                             ---------          ----------

                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
       Revolving line of credit              $  37,000          $      -
       Current portion of long-term debt        20,000             20,000
       Accounts payable                          9,747              9,973
       Other current liabilities                20,971             16,916
                                             ---------          ----------
       Total current liabilities                87,718             46,889

DEFERRED TAXES                                   6,151              6,151
LONG-TERM DEBT                                  20,000             20,000
STOCKHOLDERS' EQUITY                           178,940            186,655
                                             ---------          ----------
                                             $ 292,809          $ 259,695
                                             ---------          ----------
                                             ---------          ----------


              See notes to condensed consolidated financial statements.

                         DEPARTMENT 56, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                            QUARTER              QUARTER
                                                             ENDED                ENDED
                                                            JULY 4,              JULY 5,
                                                             1998                 1997
                                                             ----                 ----
NET SALES                                                 $    69,920          $   58,564
COST OF SALES                                                  28,710              24,704
                                                          -----------          ----------
    Gross profit                                               41,210              33,860
OPERATING EXPENSES:
    Selling, general, and administrative                       13,670              11,400
    Amortization of goodwill, trademarks and other              1,258               1,144
    Recovery of import duties                                     (65)               -
                                                          -----------          ----------
      Total operating expenses                                 14,863              12,544
                                                          -----------          ----------
INCOME FROM OPERATIONS                                         26,347              21,316
OTHER EXPENSE (INCOME)
    Interest expense                                              970               1,095
    Other, net                                                    (26)               (274)
                                                          -----------          ----------
INCOME BEFORE INCOME TAXES                                     25,403              20,495
PROVISION FOR INCOME TAXES                                     10,034               8,096
                                                          -----------          ----------

NET INCOME                                                $    15,369          $   12,399
                                                          -----------          ----------
                                                          -----------          ----------

NET INCOME PER COMMON SHARE                               $      0.81          $     0.60
                                                          -----------          ----------
                                                          -----------          ----------

NET INCOME PER COMMON SHARE ASSUMING DILUTION             $      0.80          $     0.59
                                                          -----------          ----------
                                                          -----------          ----------


              See notes to condensed consolidated financial statements.

                         DEPARTMENT 56, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                             26 WEEKS           27 WEEKS
                                                               ENDED              ENDED
                                                              JULY 4,             JULY 5,
                                                               1998                1997
                                                               ----                ----
NET SALES                                                    $ 118,947           $ 104,293
COST OF SALES                                                   49,304              43,816
                                                             ---------           ---------
    Gross profit                                                69,643              60,477
OPERATING EXPENSES:
    Selling, general, and administrative                        25,299              22,494
    Amortization of goodwill, trademarks and other               2,410               2,288
    Recovery of import duties                                      (65)               (370)
                                                             ---------           ---------
      Total operating expenses                                  27,644              24,412
                                                             ---------           ---------
INCOME FROM OPERATIONS                                          41,999              36,065
OTHER EXPENSE (INCOME)
    Interest expense                                             1,741               2,170
    Other, net                                                    (418)             (1,018)
                                                             ---------           ---------
INCOME BEFORE INCOME TAXES                                      40,676              34,913
PROVISION FOR INCOME TAXES                                      16,067              13,791
                                                             ---------           ---------

NET INCOME                                                   $  24,609           $  21,122
                                                             ---------           ---------
                                                             ---------           ---------

NET INCOME PER COMMON SHARE                                  $    1.28           $    1.00
                                                             ---------           ---------
                                                             ---------           ---------

NET INCOME PER COMMON SHARE ASSUMING DILUTION                $    1.26           $    0.99
                                                             ---------           ---------
                                                             ---------           ---------

              See notes to condensed consolidated financial statements.

                         DEPARTMENT 56, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                   (IN THOUSANDS)


                                                            26 WEEKS             27 WEEKS
                                                              ENDED                ENDED
                                                             JULY 4,              JULY 5,
                                                              1998                 1997
                                                            -----------         ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

    Net cash used in operating activities                     $(34,010)          $(12,511)

CASH FLOWS FROM INVESTING ACTIVITIES:

    Purchases of property and equipment                         (1,299)              (710)
    Acquisitions                                                (4,660)               -
                                                              --------           ---------
     Net cash used in investing activities                      (5,959)              (710)
                                                              --------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Proceeds from exercise of stock options                      2,530                272
    Net borrowings under revolving credit facility              37,000                -
    Stock repurchases                                          (35,430)           (15,561)
                                                              --------           ---------
     Net cash provided by (used in) financing activities         4,100            (15,289)
                                                              --------           ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                      (35,869)           (28,510)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                37,361             46,405
                                                              --------           ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $  1,492           $ 17,895
                                                              --------           ---------
                                                              --------           ---------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid for:
        Interest                                              $  1,586           $  2,171
        Income taxes                                          $ 12,433           $ 12,204


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

     The results of operations for the quarter ended July 4, 1998 and the 26 weeks ended July 4, 1998 are not necessarily indicative of the results for the full fiscal year.

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

3.   STOCKHOLDERS' EQUITY

     On April 29, 1998, the Board of Directors of the Company authorized a stock repurchase program providing for the repurchase in open market and privately negotiated transactions of up to an additional 1.5 million shares valid through the end of the Company's 1999 fiscal year. The timing, prices and number of shares repurchased under these programs will be determined at the discretion of the Company's management and subject to continued compliance with the Company's credit facilities. During the quarter ended July 4, 1998, the Company repurchased 571,000 shares at a cost of $20.8 million. During the 26 weeks ended July 4, 1998, the Company repurchased 1,006,000 shares at a cost of $35.4 million. As of July 4, 1998, the Company was authorized to repurchase 1,295,000 additional shares under these programs.

4.   ACQUISITIONS

     During January 1998, the Company acquired substantially all of the assets of the independent sales representative organization that represented the Company's products in California and several other western states. Also during January 1998, the Company acquired the inventory and certain other assets of its Canadian distributor. During May 1998, the Company acquired substantially all of the assets of the independent sales representative organization that represented the Company's products in New York and several other eastern states.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

COMPARISON OF RESULTS OF OPERATIONS FOR THE QUARTER ENDED JULY 4, 1998 TO THE QUARTER ENDED JULY 5, 1997.


                                                         Quarter                      Quarter
                                                          Ended                        Ended
                                                      July 4, 1998                 July 5, 1997
                                                     --------------               --------------
                                                                 (Dollars in millions)
                                                                   % of                         % of
                                                  Dollars       Net Sales      Dollars       Net Sales
                                                  -------      -----------     -------       ----------
Net sales                                         $69.9            100%         $58.6           100%

Gross profit                                       41.2             59           33.9            58

Selling, general, and administrative expenses      13.7             20           11.4            19

Amortization of goodwill, trademarks and other      1.3              2            1.1             2

Recovery of import duties                          (0.1)             -              -             -

Income from operations                             26.3             38           21.3            36

Interest expense                                    1.0              1            1.1             2

Other income, net                                     -              -           (0.3)           (1)

Income before income taxes                         25.4             36           20.5            35

Provision for income taxes                         10.0             14            8.1            14

Net income                                         15.4             22           12.4            21



     NET SALES. Net sales increased $11.3 million, or 19%, from $58.6 million in the second quarter of 1997 to $69.9 million in the second quarter of 1998. Sales of the Company's Village Series products increased $9.0 million, or 23%, while sales of General Giftware products increased $2.3 million, or 12% between the two periods. Village Series and General Giftware products represented 68% and 32%, respectively, of the Company's net sales during the second quarter of 1998.

     GROSS PROFIT. Gross profit increased $7.3 million, or 22%, between the second quarter of 1997 and the second quarter of 1998. The increase in gross profit was principally due to the increase in sales volume. Gross profit as a percentage of net sales increased from 58% in the second quarter of 1997 to 59% in the second quarter of 1998, principally due to a change in the mix of product shipped during the second quarter of 1998 as compared to the second quarter of 1997 and the benefit derived from selling directly to the Canadian market.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.   Selling, general and
administrative expenses increased $2.3 million, or 20%, between the second quarter of 1997 and the second quarter of 1998 principally due to a 124% increase in marketing expenses and a 36% increase in distribution expenses. Marketing expenses increased principally due to costs incurred in connection with the new Snowbabies Friendship Club and a shift in the timing of certain other marketing expenditures. Selling, general and administrative expenses as a percentage of sales increased from approximately 19% in the second quarter of 1997 to 20% in the second quarter of 1998.

     INCOME FROM OPERATIONS.   Income from operations increased $5.0 million, or
24%, between the second quarter of 1997 and the second quarter of 1998 due to the factors described above. Income from operations increased from 36% to 38% of net sales principally due to the increase in gross profit as a percentage of sales.

     INTEREST EXPENSE.   Interest expense decreased $.1 million, or 11%, between
the second quarter of 1997 and the second quarter of 1998 principally due to the payment of $20 million of long term debt during 1997 offset by increased borrowings under the revolving line of credit in 1998.

     PROVISION FOR INCOME TAXES.   The effective tax rate was 39.5% during the
second quarter of both 1997 and 1998.

RESULTS OF OPERATIONS

COMPARISON OF RESULTS OF OPERATIONS FOR THE 26 WEEKS ENDED JULY 4, 1998 TO THE 27 WEEKS ENDED JULY 5, 1997.


                                                      26 Weeks                         27 Weeks
                                                       Ended                            Ended
                                                    July 4, 1998                      July 5, 1997
                                                    ------------                      -------------
                                                                 (Dollars in millions)
                                                                  % of                         % of
                                                 Dollars        Net Sales      Dollars       Net Sales
                                                ---------      -----------    ---------     ----------
Net sales                                        $118.9            100%        $104.3           100%

Gross profit                                       69.6             59           60.5            58

Selling, general, and administrative expenses      25.3             21           22.5            22

Amortization of goodwill, trademarks and other      2.4              2            2.3             2

Recovery of import duties                          (0.1)             -           (0.4)            -

Income from operations                             42.0             35           36.1            35

Interest expense                                    1.7              1            2.2             2

Other income, net                                  (0.4)             -           (1.0)           (1)

Income before income taxes                         40.7             34           34.9            33

Provision for income taxes                         16.1             14           13.8            13

Net income                                         24.6             21           21.1            20



     NET SALES. Net sales increased $14.6 million, or 14%, from $104.3 million in 1997 to $118.9 million in 1998. Sales of the Company's Village Series products increased $10.2 million, or 15%, while sales of General Giftware products increased $4.4 million, or 13% between the two periods. Village Series and General Giftware products represented 67% and 33%, respectively, of the Company's net sales in 1998.

     GROSS PROFIT. Gross profit increased $9.2 million, or 15%, between 1997 and 1998. The increase in gross profit was principally due to the increase in sales volume. Gross profit as a percentage of net sales increased from 58% in 1997 to 59% in 1998 principally due to a change in the mix of product shipped during 1998 as compared to 1997 and the benefit derived from selling directly to the Canadian market.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.   Selling, general and
administrative expenses increased $2.8 million, or 12%, between 1997 and 1998 principally due to a 89% increase in marketing expenses and a 23% increase in distribution expenses. Marketing expenses increased principally due to costs incurred in connection with the new Snowbabies Friendship Club and a shift in the timing of certain other marketing expenditures. Selling, general and administrative expenses as a percentage of sales decreased from approximately 22% in 1997 to 21% in 1998.

     INCOME FROM OPERATIONS.   Income from operations increased $5.9 million, or
16%, between 1997 and 1998 due to the factors described above. Income from operations was 35% of net sales in both 1997 and 1998.

     INTEREST EXPENSE.   Interest expense decreased $.4 million, or 20%, between
1997 and 1998 principally due to the payment of $20 million of long term debt during 1997 offset by increased borrowings under the revolving line of credit in 1998.

     PROVISION FOR INCOME TAXES.   The effective tax rate was 39.5% in both 1997
and 1998.

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

     The Company maintains a revolving credit agreement providing for borrowings of up to $90 million (subject to certain limitations) including letters of credit and bankers' acceptances. At July 4, 1998, the Company had $37.0 million of outstanding loans and acceptances and $5.3 million of outstanding letters of credit under its revolving line of credit. The available revolving line of credit commitment was $26.0 million.

     Consistent with customary practice in the giftware industry, the Company offers extended accounts receivable terms to many of its customers. This practice has typically created significant working capital requirements in the second and third quarters that the Company has generally financed with net cash balances, internally generated cash flow and seasonal borrowings. The Company's net cash balances peak in December, following the collection of accounts receivable with extended payment terms. Accounts receivable increased $10.3 million from $73.2 million at July 5, 1997 to $83.5 million at July 4, 1998 principally due to the increase in sales in 1998 as compared to 1997.

          On April 29, 1998, the Board of Directors of the Company authorized a stock repurchase program providing for the repurchase in open market and privately negotiated transactions of up to an additional 1.5 million shares valid through the end of the Company's 1999 fiscal year. The timing, prices and number of shares repurchased under these programs will be determined at the discretion of the Company's management and subject to continued compliance with the Company's credit facilities. During the quarter ended July 4, 1998, the Company repurchased 571,000 shares at a cost of $20.8 million. During the 26 weeks ended July 4, 1998, the Company repurchased 1,006,000 shares at a cost of $35.4 million. As of July 4, 1998, the Company was authorized to repurchase 1,295,000 additional shares under these programs.

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


                            CUSTOMER ORDERS ENTERED (1)
                                   (IN MILLIONS)

                           1st       2nd       3rd       4th
                           Qtr       Qtr       Qtr       Qtr     Total
                          -----     -----     -----     ------   ------
          1996            $178      $35        $28       $8       $249
          1997             161       44         34        6        245
          1998             174       50         -         -         -


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

     The Company shipped and recorded as net sales approximately 90% and 92% of its annual customer orders in 1997 and 1996, respectively. Orders not shipped in a particular period, net of cancellations, returns, allowances and cash discounts, are carried into backlog. The backlog was $101.3 million as of July 4, 1998, as compared to $99.1 million as of July 5, 1997.

     Through the second quarter of 1998, customer orders entered increased 9% as compared to the same period for 1997. Customer orders entered for Village Series products have increased 10% through the second quarter of 1998 while customer orders entered for General Giftware products have increased 9%.

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


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     At the Company's Annual Meeting of Stockholders held on May 14, 1998 (the "Annual Meeting"), all of the persons named in the Company's proxy materials as management nominees for the Board of Directors were elected. All but one of the nominees were incumbent directors and the election of all nominees at the Annual Meeting was uncontested. Also at the Annual Meeting, the Company's stockholders ratified the appointment by the Board of Directors of Deloitte & Touche LLP, independent public accountants, as auditors for the Company for the fiscal year ending January 2, 1999 as follows: 16,989,611 voting for ratification; 6,949 voting against; 9,461 abstentions; 2,143,139 not voting.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  11.1 Computation of net income per share.

                                      SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              DEPARTMENT 56, INC.



Date: July 30, 1998           /s/Susan E. Engel
                              -------------------
                              Susan E. Engel
                              Chairwoman, Chief Executive Officer and Director



Date:  July 30, 1998          /s/Timothy J. Schugel
                              ----------------------
                              Timothy J. Schugel
                              Vice President - Finance and Principal Accounting
                              Officer

                                   EXHIBIT INDEX


   EXHIBIT              EXHIBIT                                    PAGE
   NUMBER                NAME                                     NUMBER
   ------                ----                                     ------
    11.1      Computation of net income per share.

    27.1      Financial Data Schedule
