Form 10-Q
period 1998-10-03
DEPARTMENT 56 INC
filed 1998-10-22
CIK 902270

                                   FORM 10-Q
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended:    October 3, 1998
                                -------------------------------------------

Commission file number:  1-11908
                       ----------------------------------------------------

                                Department 56, Inc.
                  -----------------------------------------------
               (Exact name of registrant as specified in its charter)


               Delaware                                    13-3684956
            ----------------                           -------------------
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                    Identification No.)


        One Village Place, 6436 City West Parkway, Eden Prairie, MN  55344
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

     As of October 3, 1998, 18,076,896 shares of the registrant's common stock, par value $.01 per share, were outstanding.

                       PART I  -  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                     DEPARTMENT 56, INC. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                (IN THOUSANDS)

                                                      OCTOBER 3,    JANUARY 3,
                                                            1998          1998
                                                      ----------    ----------
                                ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                            $  2,164      $ 37,361
   Accounts receivable, net                              114,405        23,004
   Inventories                                            26,699        18,070
   Other current assets                                   11,561         9,311
                                                        --------      --------
      Total current assets                               154,829        87,746

PROPERTY AND EQUIPMENT, net                               15,176        12,753
GOODWILL, TRADEMARKS AND OTHER, net                      158,254       159,042
OTHER ASSETS                                                 121           154
                                                        --------      --------
                                                        $328,380      $259,695
                                                        --------      --------
                                                        --------      --------

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Revolving line of credit                             $ 75,500      $    -
   Current portion of long-term debt                      20,000        20,000
   Accounts payable                                       10,161         9,973
   Other current liabilities                              23,007        16,916
                                                        --------      --------
      Total current liabilities                          128,668        46,889

DEFERRED TAXES                                             6,151         6,151
LONG-TERM DEBT                                            20,000        20,000
STOCKHOLDERS' EQUITY                                     173,561       186,655
                                                        --------      --------
                                                        $328,380      $259,695
                                                        --------      --------
                                                        --------      --------

          See notes to condensed consolidated financial statements.

                    DEPARTMENT 56, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                       QUARTER       QUARTER
                                                        ENDED         ENDED
                                                      OCTOBER 3,    OCTOBER 4,
                                                         1998          1997
                                                         ----          ----
NET SALES                                                $71,512       $61,602
COST OF SALES                                             29,808        25,845
                                                         -------       -------
   Gross profit                                           41,704        35,757
OPERATING EXPENSES:
   Selling, general, and administrative                   14,318        12,074
   Amortization of goodwill, trademarks and other          1,258         1,144
                                                         -------       -------
     Total operating expenses                             15,576        13,218
                                                         -------       -------
INCOME FROM OPERATIONS                                    26,128        22,539
OTHER EXPENSE (INCOME)
   Interest expense                                        1,623         1,069
   Other, net                                                (71)         (142)
                                                         -------       -------
INCOME BEFORE INCOME TAXES                                24,576        21,612
PROVISION FOR INCOME TAXES                                 9,585         8,537
                                                         -------       -------
NET INCOME                                               $14,991       $13,075
                                                         -------       -------
                                                         -------       -------
NET INCOME PER COMMON SHARE                              $  0.82       $  0.63
                                                         -------       -------
                                                         -------       -------
NET INCOME PER COMMON SHARE ASSUMING DILUTION            $  0.81       $  0.63
                                                         -------       -------
                                                         -------       -------

        See notes to condensed consolidated financial statements.

                    DEPARTMENT 56, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                      39 WEEKS      40 WEEKS
                                                        ENDED         ENDED
                                                      OCTOBER 3,    OCTOBER 4,
                                                         1998          1997
                                                         ----          ----
NET SALES                                               $190,459      $165,895
COST OF SALES                                             79,112        69,660
                                                        --------      --------
   Gross profit                                          111,347        96,235
OPERATING EXPENSES:
   Selling, general, and administrative                   39,618        34,568
   Amortization of goodwill, trademarks and other          3,668         3,432
   Recovery of import duties                                 (65)         (370)
                                                        --------      --------
     Total operating expenses                             43,221        37,630
                                                        --------      --------
INCOME FROM OPERATIONS                                    68,126        58,605
OTHER EXPENSE (INCOME)
   Interest expense                                        3,364         3,240
   Other, net                                               (490)       (1,159)
                                                        --------      --------
INCOME BEFORE INCOME TAXES                                65,252        56,524
PROVISION FOR INCOME TAXES                                25,651        22,327
                                                        --------      --------
NET INCOME                                              $ 39,601      $ 34,197
                                                        --------      --------
                                                        --------      --------
NET INCOME PER COMMON SHARE                             $   2.10      $   1.63
                                                        --------      --------
                                                        --------      --------
NET INCOME PER COMMON SHARE ASSUMING DILUTION           $   2.06      $   1.62
                                                        --------      --------
                                                        --------      --------

          See notes to condensed consolidated financial statements.

                    DEPARTMENT 56, INC. AND SUBSIDIARIES

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                (In thousands)


                                                      39 WEEKS      40 WEEKS
                                                        ENDED         ENDED
                                                      OCTOBER 3,    OCTOBER 4,
                                                         1998          1997
                                                      ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net cash used in operating activities                $(49,363)     $(22,996)

CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchases of property and equipment                    (3,248)       (1,202)
   Acquisitions                                           (4,660)          -
                                                        --------      --------
      Net cash used in investing activities               (7,908)       (1,202)
                                                        --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from exercise of stock options                 2,648         1,059
   Net borrowings under revolving credit facility         75,500         2,487
   Stock repurchases                                     (56,074)      (23,039)
                                                        --------      --------
      Net cash provided by (used in) financing
         activities                                       22,074       (19,493)
                                                        --------      --------
NET DECREASE IN CASH AND CASH EQUIVALENTS                (35,197)      (43,691)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD          37,361        46,405
                                                        --------      --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                $2,164        $2,714
                                                        --------      --------
                                                        --------      --------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid for:
       Interest                                           $2,897        $3,004
       Income taxes                                      $22,498       $20,024


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

     The results of operations for the quarter ended October 3, 1998 and the 39 weeks ended October 3, 1998 are not necessarily indicative of the results for the full fiscal year.

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

3.   STOCKHOLDERS' EQUITY

     On April 29, 1998, the Board of Directors of the Company authorized a stock repurchase program providing for the repurchase in open market and privately negotiated transactions of up to an additional 1.5 million shares valid through the end of the Company's 1999 fiscal year. The timing, prices and number of shares repurchased under these programs will be determined at the discretion of the Company's management and subject to continued compliance with the Company's credit facilities. During the quarter ended October 3, 1998, the Company repurchased 608,000 shares at a cost of $20.6 million. During the 39 weeks ended October 3, 1998, the Company repurchased 1,614,000 shares at a cost of $56.1 million. As of October 3, 1998, the Company was authorized to repurchase 687,000 additional shares under these programs.

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

 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

COMPARISON OF RESULTS OF OPERATIONS FOR THE QUARTER ENDED OCTOBER 3, 1998 TO THE QUARTER ENDED OCTOBER 4, 1997.

                                      Quarter                   Quarter
                                       Ended                     Ended
                                   October 3, 1998            October 4, 1997
                                   ---------------            ---------------
                                           (Dollars in millions)
                                             % of                      % of
                                 Dollars   Net Sales     Dollars     Net Sales
                                 -------   ---------     -------     ---------
Net sales                          $71.5         100%      $61.6           100%
Gross profit                        41.7          58        35.8            58

Selling, general, and
   administrative expenses          14.3          20        12.1            20

Amortization of goodwill,
   trademarks and other              1.3           2         1.1             2

Income from operations              26.1          37        22.5            37

Interest expense                     1.6           2         1.1             2

Other income, net                   (0.1)          -        (0.1)           -

Income before income taxes          24.6          34        21.6            35

Provision for income taxes           9.6          13         8.5            14

Net income                          15.0          21        13.1            21


     NET SALES. Net sales increased $9.9 million, or 16%, from $61.6 million in the third quarter of 1997 to $71.5 million in the third quarter of 1998. Sales of the Company's Village Series products increased $7.3 million, or 19%, while sales of General Giftware products increased $2.6 million, or 11% between the two periods. Village Series and General Giftware products represented 64% and 36%, respectively, of the Company's net sales during the third quarter of 1998.

     GROSS PROFIT. Gross profit increased $5.9 million, or 17%, between the third quarter of 1997 and the third quarter of 1998. The increase in gross profit was principally due to the increase in sales volume. Gross profit as a percentage of net sales was 58% during the third quarter of both 1997 and 1998.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.   Selling, general and
administrative expenses increased $2.2 million, or 19%, between the third quarter of 1997 and the third quarter of 1998 principally due to a 93% increase in marketing expenses and a 23% increase in distribution expenses. Marketing expenses increased principally due to costs incurred in connection with the new Snowbabies Friendship Club and a shift in the timing of certain other marketing expenditures. Selling, general and administrative expenses as a percentage of sales was 20% during the third quarter of both 1997 and 1998.

     INCOME FROM OPERATIONS.   Income from operations increased $3.6 million,
or 16%, between the third quarter of 1997 and the third quarter of 1998 due to the factors described above. Income from operations was 37% of net sales during the third quarter of both 1997 and 1998.

     INTEREST EXPENSE.   Interest expense increased $0.6 million, or 52%,
between the third quarter of 1997 and the third quarter of 1998 principally due to increased borrowings under the revolving line of credit in 1998 offset by the payment of $20 million of long term debt during 1997.

     PROVISION FOR INCOME TAXES.   The effective tax rate was 39.5% and 39.0%
during the third quarter of 1997 and 1998, respectively.

RESULTS OF OPERATIONS

COMPARISON OF RESULTS OF OPERATIONS FOR THE 39 WEEKS ENDED OCTOBER 3, 1998 TO THE 40 WEEKS ENDED OCTOBER 4, 1997.

                                      39 Weeks                 40 Weeks
                                        Ended                   Ended
                                   October 3, 1998         October 4, 1997
                                   ---------------         ---------------
                                           (Dollars in millions)
                                             % of                      % of
                                 Dollars   Net Sales     Dollars     Net Sales
                                 -------   ---------     -------     ---------
Net sales                         $190.5         100%     $165.9           100%
Gross profit                       111.3          58        96.2            58

Selling, general, and
   administrative expenses          39.6          21        34.6            21

Amortization of goodwill,
   trademarks and other              3.7           2         3.4             2

Recovery of import duties           (0.1)          -        (0.4)            -

Income from operations              68.1          36        58.6            35

Interest expense                     3.4           2         3.2             2

Other income, net                   (0.5)          -        (1.2)           (1)

Income before income taxes          65.3          34        56.5            34

Provision for income taxes          25.7          13        22.3            14

Net income                          39.6          21        34.2            21


     NET SALES. Net sales increased $24.6 million, or 15%, from $165.9 million in 1997 to $190.5 million in 1998. Sales of the Company's Village Series products increased $17.5 million, or 16%, while sales of General Giftware products increased $7.1 million, or 12% between the two periods. Village Series and General Giftware products represented 66% and 34%, respectively, of the Company's net sales in 1998.

     GROSS PROFIT. Gross profit increased $15.1 million, or 16%, between 1997 and 1998. The increase in gross profit was principally due to the increase in sales volume. Gross profit as a percentage of net sales was 58% during both 1997 and 1998.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.   Selling, general and
administrative expenses increased $5.0 million, or 15%, between 1997 and 1998 principally due to a 90% increase in marketing expenses and a 23% increase in distribution expenses. Marketing expenses increased principally due to costs incurred in connection with the new Snowbabies Friendship Club and a shift in the timing of certain other marketing expenditures. Selling, general and administrative expenses as a percentage of sales was 21% in both 1997 and 1998.

     INCOME FROM OPERATIONS.   Income from operations increased $9.5 million,
or 16%, between 1997 and 1998 due to the factors described above. Income from operations as a percentage of sales increased from 35% in 1997 to 36% in 1998.

     INTEREST EXPENSE.   Interest expense increased $0.1 million, or 4%,
between 1997 and 1998 principally due to increased borrowings under the revolving line of credit in 1998 offset by the payment of $20 million of long term debt during 1997.

     PROVISION FOR INCOME TAXES.   The effective tax rate was 39.5% and 39.3%
during 1997 and 1998, respectively.

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

     The Company maintains a revolving credit agreement providing for borrowings of up to $90 million (subject to certain limitations) including letters of credit and bankers' acceptances. At October 3, 1998, the Company had $75.5 million of outstanding loans and acceptances and $1.6 million of outstanding letters of credit under its revolving line of credit. The available revolving line of credit commitment was $12.9 million.

     Consistent with customary practice in the giftware industry, the Company offers extended accounts receivable terms to many of its customers. This practice has typically created significant working capital requirements in the second and third quarters that the Company has generally financed with net cash balances, internally generated cash flow and seasonal borrowings. The Company's net cash balances peak in December, following the collection of
accounts receivable with extended payment terms.      Accounts receivable
increased $14.4 million from $100.0 million at October 4, 1997 to $114.4 million at October 3, 1998 principally due to the increase in sales in 1998 as compared to 1997.

     On April 29, 1998, the Board of Directors of the Company authorized a stock repurchase program providing for the repurchase in open market and privately negotiated transactions of up to an additional 1.5 million shares valid through the end of the Company's 1999 fiscal year. The timing, prices and number of shares repurchased under these programs will be determined at the discretion of the Company's management and subject to continued compliance with the Company's credit facilities. During the quarter ended October 3, 1998, the Company repurchased 608,000 shares at a cost of $20.6 million. During the 39 weeks ended October 3, 1998, the Company repurchased 1,614,000 shares at a cost of $56.1 million. As of October 3, 1998, the Company was authorized to repurchase 687,000 additional shares under these programs.

YEAR 2000

     In 1997, the Company began a project to replace its primary operating and financial computing systems with a new integrated computer system. The
Company plans to have the new integrated system, which is designed to improve access to business information, operational at the end of first quarter 1999. The vendor of the core software program for the new integrated system has indicated that this system will substantially address Year 2000 requirements, and the Company does not anticipate that it will experience any material disruption to its transaction processing operations or financial or accounting functions as a result of the failure of any of its systems to be Year 2000 compliant. The Company has established the target date of new system implementation at the end of first quarter 1999 so that, in the event substantial compliance with Year 2000 needs is not achieved by that time, the remainder of 1999 can be utilized to achieve necessary functionality.

     Total expenditures (aside of internal labor costs) for implementation of the new system up to the point of substantial operational reliance and integration with existing business processes is expected to be approximately $4.5 million. Hardware, software, and certain project costs will be capitalized and amortized over their useful lives. All other costs will be expensed as incurred.

     The Company believes that substantial completion of the integrated system implementation by the end of first quarter 1999 will allow it to be substantially Year 2000 compliant. There can be no assurance, however, that the systems of third parties on which the Company relies will be Year 2000 compliant in a timely manner. An interruption of the Company's ability to conduct its business due to a Year 2000 problem with a third party could have a material adverse effect on the Company. The Company's product vendor and customer bases are fragmented, and generally are not dependent on computer control or systematization of their business operations. Management, therefore, believes that the greatest risks presented by potential Year 2000 failures of third parties are those which would affect the general economy or certain industries, such as may occur if there were insufficient electric power or other utilities needed for the Company's operations or manufacture of its products or insufficient reliable means of transporting the Company's products. The statements concerning future matters are "forward-looking statements" and actual results may vary.

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

                            CUSTOMER ORDERS ENTERED (1)
                                   (IN MILLIONS)

                           1st       2nd       3rd       4th
                           Qtr       Qtr       Qtr       Qtr     Total
                           ---       ---       ---       ---     -----
          1996            $178      $35       $28        $8      $249
          1997             161       44        34         6       245
          1998             174       50         37        -        -

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

      The Company shipped and recorded as net sales approximately 90% and 92% of its annual customer orders in 1997 and 1996, respectively. Orders not shipped in a particular period, net of cancellations, returns, allowances and cash discounts, are carried into backlog. The backlog was $61.2 million as of October 3, 1998, as compared to $64.5 million as of October 4, 1997.

     Through the third quarter of 1998, customer orders entered increased 9% as compared to the same period for 1997. Customer orders entered for Village Series products have increased 10% through the third quarter of 1998 while customer orders entered for General Giftware products have increased 7%.

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

     (b) A Current Report on Form 8-K, dated April 30, 1998, was filed reporting in Item 5 thereof and containing no financial statements. A Current Report on Form 8-K, dated July 31, 1998, was filed reporting in Item 5 thereof and containing no financial statements.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              DEPARTMENT 56, INC.


Date:     October 22, 1998    /s/Susan E. Engel
                              -----------------
                              Susan E. Engel
                              Chairwoman, Chief Executive Officer and Director



Date:     October 22, 1998    /s/Timothy J. Schugel
                              ---------------------
                              Timothy J. Schugel
                              Vice President - Finance and Principal
                              Accounting Officer

                                  EXHIBIT INDEX

     EXHIBIT                           EXHIBIT                PAGE
     NUMBER                             NAME                 NUMBER
     -------                            ----                 ------
     11.1           Computation of net income per share.