Form 10-K
period 1999-01-02
DEPARTMENT 56 INC
filed 1999-04-02
CIK 902270

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
(MARK ONE)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required) For the fiscal year ended January 2, 1999

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K / /.

    The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $548,024,131 as of March 26, 1999 (based on the closing price of consolidated trading in the Common Stock on that date as published in MICROSOFT INVESTOR). For purposes of this computation, shares held by affiliates and by directors and officers of the registrant have been excluded. Such exclusion of shares held by directors and officers is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

    Number of Shares of Common Stock, par value $.01 per share, outstanding as of March 26, 1999: 17,972,645

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Company's Annual Report to Stockholders for the fiscal year ended January 2, 1999 (the "1998 Annual Report") are incorporated by reference in Parts II and IV. Portions of the Company's definitive Proxy Statement for the 1999 Annual Meeting of Stockholders filed with the Securities and Exchange Commission concurrently with this Form 10-K (the "1999 Proxy Statement") are incorporated by reference in Part III.

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

    PRODUCTS

    VILLAGE SERIES PRODUCTS. Department 56 is best known for its Village Series, several series of collectible, handcrafted, lit ceramic and porcelain houses, buildings and related accessories that depict nostalgic winter scenes. The Company introduces new lit pieces, limited edition pieces, figurines and other accessories each year to complement the collections. To allow for these new introductions and to keep each series appropriately balanced, the Company has traditionally retired a number of its existing pieces from production each year. Retirement decisions are based on management's judgment as to, among other things, expected consumer demand, whether a piece continues to fit the evolving design characteristics of a series, manufacturing considerations and importantly injecting an element of surprise.

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

    VILLAGE ACCESSORIES. Department 56 also produces a range of accessories for its villages, including figurines, vehicles, landscaping, lighting and other decorative items. The sale of accessories for its Village Series is an important part of the Company's strategy to encourage the continued purchase of its products. Accessories allow collectors to refresh their collections by changing their displays and by creating personalized settings. Many of the accessories can be used interchangeably between the various villages, although certain accessories are designed uniquely for specific villages.

    GENERAL GIFTWARE. The Company offers a wide range of other decorative giftware and home accessory items, including the Company's Snowbabies and Snowbunnies figurines, Christmas, Easter, and non-seasonal decorative items, tableware, decorative tins, acrylics, "teddy bears" and other "plush" items, and gift bags. Department 56 develops these decorative giftware and home accessories both to satisfy specific consumer demand and to introduce new product concepts that may develop into important product lines for the Company in the future. Snowbabies figurines, originally introduced in 1987 as part of the Company's general Christmas collection, rapidly became a popular product line and subsequently have achieved their own collectible status. General Giftware products are generally offered as a line of products developed around a central design theme. The Company updates its product offerings twice a year and currently maintains an aggregate of approximately 3,600 stock keeping units, of which approximately 3,100 are General Giftware products.

    CUSTOMERS

    The Company's principal customers (accounting for approximately 90% of its sales) are approximately 20,000 independent gift retailers across the United States. These retailers include approximately 1,500 independently owned Gold Key and Showcase Dealers, who receive special recognition and qualify for improved sales terms, and who must satisfy certain requirements, such as maintaining the Company's products on display in an attractive setting for at least six months. Approximately 10% of the Company's sales are made to department stores and mail order houses. No single account represented more than 3% of the Company's sales in fiscal 1998. The Company provides volume discounts to its customers with respect to most of its products. The Company has generally had only limited sales outside the United States. International sales were less than 3% of the Company's sales in fiscal 1998.

    As part of the Company's strategy of selective distribution, only approximately 5,900 retailers receive the Company's Village Series and/or Snowbabies products. Certain of the Company's lit Village Series products and porcelain Snowbabies figurines have been sold on allocation for each of the last eleven years and eight years, respectively. The Company periodically evaluates and adjusts its distribution network, and reviews its dealership policies with a view of optimizing both the Company's distribution strategy and the store-level operations of its independent dealers.

    MARKETING AND ADVERTISING

    Department 56 sells its products through eight independently operated wholesale showrooms and six corporate showrooms which cover the major giftware market areas in the United States and Canada. The Company's headquarters in Eden Prairie, Minnesota has a 13,000 square-foot atrium showroom where all of its products, including retired Village Series lighted pieces and Snowbabies figurines, are displayed. The Company also has a corporate showroom of approximately 13,000 square feet at the Atlanta, Georgia gift mart, a corporate showroom of approximately 10,300 square feet at the New York, New York gift mart, a corporate showroom of approximately 7,500 square feet at the Chicago, Illinois gift mart, a corporate showroom of approximately 6,600 square feet at the Los Angeles, California gift mart, and a corporate showroom of approximately 4,300 square feet at the Fairfax, Virginia gift mart. In addition, the Company sells through giftware shows throughout the United States. Tests have been conducted of product sales through home television shopping and through corporate gift programs. In May 1999, the Company plans to open a retail store in the Mall of America outside Minneapolis so as to build brand visibility and cultivate consumer awareness. The Company intends to maintain flexibility in its marketing and distribution strategies in order to take advantage of opportunities that may develop in the future.

    The Company advertises its products to retailers principally through trade journals, giftware shows and brochures, and provides merchandising and product information to its collectible product dealers through a periodical newsletter. It advertises to consumers through brochures, point of sale information and seasonal advertisements in magazines and newspapers. The Company has also expanded its consumer advertising through use of cooperative advertising with its Gold Key Dealers using various media formats. In addition, the Company publishes and sells a quarterly magazine, which contains product-related articles and description of its product lines, to consumers and retailers, and maintains an interactive consumer information center on an Internet web site. Department 56 maintains a toll-free telephone line for collector questions and participates in collector conventions. The Company also operates a collectors' club to which consumers of its Snowbabies product line may subscribe for exclusive product offerings and information.

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

    Department 56 believes that its relationships with its manufacturers, and the quality of their craftsmanship, provide a competitive advantage and are a significant contributor to the Company's success. The Company imports most of its products from the Pacific Rim, primarily The People's Republic of China, Taiwan (Republic of China) and The Philippines. The Company also imports a small percentage of its products from sources in India, and occasionally from sources in Europe (primarily Italy, England and Poland). In fiscal 1998, the Company imported products from approximately 150 independent manufacturing sources. The Company's single largest manufacturing source represented approximately 10% of the Company's imports in fiscal 1998. The Company's emphasis on high quality craftsmanship at affordable prices limits the sources from which the Company chooses to obtain products. The Company has long-standing relationships with the majority of its manufacturers (many for ten years or more) and often purchases (typically on a year-to-year basis) a manufacturer's entire output for a year. As a result of these relationships, the Company has experienced a low turnover of its manufacturing sources.

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

    The design and manufacture of the Company's Village Series products are complex processes. The path from final conception of the design idea to market introduction typically takes approximately 12 months. Products other than the Company's collectibles lines can generally be introduced within a few months after a decision is made to produce the product. The Company's Village Series products are principally composed of ceramic and porcelain clays and the Company's other products are designed in a variety of media, including paper, ceramic and porcelain.

    DISTRIBUTION AND SYSTEMS

    The products sold by the Company in the United States are generally shipped by ocean freight from abroad and then by rail to the Company's two warehouse and distribution centers, each located within 10 miles of the other in the southwest quadrant of the Minneapolis/St. Paul metropolitan area. The Bloomington facility is dedicated to the warehousing and distribution of Village Series lit pieces, while the Eden Prairie facility handles all other products. Shipments from the Company to its customers are handled by United Parcel Service or commercial trucking lines. In January 1999, the Company entered into a letter of intent with a design/build contractor to lease a proposed distribution center in Minnesota. The Company plans to consolidate its distribution operations from the existing two distribution centers and a storage facility into the proposed distribution center by the end of 1999.

    The Company utilizes Year-2000 compliant computer systems to maintain efficient order processing from the time a product enters the Company's system through shipping and ultimate payment collection from its customers. The Company also uses handheld optical scanners and bar coded labels in accepting orders at wholesale showrooms throughout the United States. In addition, uniform computer and communication software systems allow on-line information access between the Company's headquarters and its showrooms, and those systems generally provide direct linkage with the Company's field salesforce. The Company believes its complex yet efficient software for the processing and shipment of orders from its central warehouse allows it to better serve its retail customer base.

    BACKLOG AND SEASONALITY

    The Company receives products, pays its suppliers and ships products throughout the year, although the majority of shipments occur in the second and third quarters of each year as retailers stock merchandise in anticipation of the winter holiday season. The Company continues to ship merchandise until mid-December each year. Accordingly, the Company's backlog typically is lowest at the beginning of January. As of January 2, 1999, Department 56 had unfilled wholesale orders of approximately $4.0 million, compared to $4.6 million at January 3, 1998. All of the backlog is scheduled to be shipped to customers during the current fiscal year. Approximately 6% to 8% of the Company's total annual customer orders have been cancelled in each of the last three years for a number of reasons, primarily including customer credit considerations and inventory shortages.

    Department 56 experiences a significant seasonal pattern in its working capital requirements and operating results. During the first quarter of each of the last three years, the Company received orders ranging from approximately 65% to 71% of its annual orders for such year. The Company offers extended payment terms to many of its customers for seasonal merchandise. Accordingly, the Company collects a substantial portion of its accounts receivable in the fourth quarter. Due to the seasonal pattern of shipping and accounts receivable collection, the Company generally has had greater working capital needs in its second and third quarters and has experienced greater cash availability in its fourth quarter. The Company typically finances its operations through net cash and marketable securities balances, internally generated cash flow and short-term seasonal borrowings. As a result of the Company's sales pattern, the Company has historically recorded a substantial portion of its revenues in its second and third quarters. The Company expects this seasonal sales pattern to continue for the foreseeable future.

    TRADEMARKS AND OTHER PROPRIETARY RIGHTS

    The Company owns twenty-two U.S. trademark registrations and has pending U.S. trademark applications with respect to certain of its logos and brandnames. In addition, the Company from time to time registers selected trademarks in certain foreign countries.

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

    In fiscal 1998, approximately 71% (as compared to approximately 65% in fiscal 1997) of the Company's imports were manufactured in The People's Republic of China, which is currently accorded "Most Favored Nation" status and generally is not subject to U.S. retaliatory duties. Various commercial and legal practices widespread in The People's Republic of China, including the handling of intellectual properties, as well as certain political and military actions taken or suggested by The People's Republic of China in relation to Taiwan and residents of Hong Kong, are under review by the United States government and, accordingly, the duty treatment of goods imported from The People's Republic of China is subject to political uncertainties. To the extent The People's Republic of China may cease to have "Most Favored Nation" status or its exports may be subject to political retaliation, the cost of importing products from such country would increase significantly, and the Company believes that there could be a short-term adverse effect on the Company until alternative manufacturing arrangements were obtained.

    EMPLOYEES

    As of January 2, 1999, the Company had 261 full-time employees in the United States and 7 full-time employees in Taiwan. All of the Company's 77 U.S.-based warehouse, shipping and receiving personnel employed as of that date are represented by Local Union No. 638 of the Teamsters under a contract that expires on December 31, 2001. The Company believes that its labor relations are good and has never experienced a work stoppage.

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

    The Company leases a warehouse and distribution facility in Eden Prairie of approximately 150,000 square feet. The current lease for this facility expires on March 31, 2001 and is extendible at the Company's option for an additional five years. The Company leases a warehouse and distribution facility in Bloomington, Minnesota of approximately 159,000 square feet, the lease for which expires on February 28, 2002. The Company also leases additional bulk storage warehouse space of approximately 80,000 square feet in Eagan, Minnesota, the lease for which expires on March 31, 2000 and is extendible at the Company's option for an additional three months. However, the Company believes that one distribution center would be more efficient and better support its growth initiatives. Consequently, in January 1999, the Company entered into a letter of intent with a design/build contractor to lease a proposed distribution center in Minnesota. The Company plans to consolidate its distribution operations from the existing two distribution centers and the storage facility into the proposed distribution center by the end of 1999.

    The Company also leases a corporate showroom of approximately 13,000 square feet in the Atlanta, Georgia gift mart, a corporate showroom of approximately 10,300 square feet in the New York, New York gift mart, a corporate showroom of approximately 7,500 square feet in the Chicago, Illinois gift mart, a corporate showroom of approximately 6,600 square feet in the Los Angeles, California gift mart and a corporate showroom of approximately 4,300 square feet in the Fairfax, Virginia gift mart. These leases expire on December 31, 2006, December 31, 2005, November 30, 1999, December 31, 2002, and December 31, 2003, respectively.

    The Company leases approximately 10,200 square feet in the Mall of America in Bloomington, Minnesota for a retail store planned to begin operations in May 1999. The lease for this space is slated to expire May 2009, but may be terminated by the Company anytime after May 2002 in the event the Company generally discontinues retail operations.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of the Company's security holders during the last quarter of the year ended January 2, 1999.

ADDITIONAL ITEM.  EXECUTIVE OFFICERS OF THE REGISTRANT

    Set forth below are the executive officers of the Company as of the date hereof. Unless otherwise indicated each executive officer of the Company holds identical positions with D 56, Inc. Officers serve at the discretion of the Board of Directors.

       NAME          AGE               POSITION(S) WITH THE COMPANY
-------------------  ---   ----------------------------------------------------

Susan E. Engel        52   Chairwoman of the Board and Chief Executive Officer

David W. Dewey        41   Executive Vice President -- Overseas Operations

Arete Passas          47   Executive Vice President -- Marketing

Mark R. Kennedy       41   Senior Vice President and Chief Financial Officer

David H. Weiser       39   Senior Vice President -- Legal/Human Resources,
                            General Counsel and Secretary

Brett D. Heffes       31   Vice President -- Corporate Development

Robert S. Rose        44   Vice President -- Distribution and Operations

Timothy J. Schugel    40   Vice President -- Finance and Sourcing Management,
                            and Principal Accounting Officer

Joan M. Serena        45   Senior Vice President -- Consumer & Dealer Marketing

Gregory G. Sorensen   36   Vice President -- Management Information Systems

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

    Arete Passas has been Executive Vice President -- Marketing of the Company and of D 56, Inc. since September 14, 1998. She was Executive Vice President, Marketing of Weekly Reader Corporation from November 1997 to September 1998. She was a private consultant from May 1997 to November 1997. Ms. Passas was Vice President, Games & Puzzles Division at Mattel, Inc. from October 1994 to April 1997. Prior to then she was Director of Marketing, Consumer Products Division at James River Corporation from December 1992 through October 1994.

    Mark R. Kennedy has been Senior Vice President of the Company and of D 56, Inc. since January 1, 1997 and Chief Financial Officer of the Company and of D 56, Inc. since April 25, 1995. He was Vice President -- Administration of the Company and of D 56, Inc. from April 25, 1995 until January 1, 1997. From January 1995 until April 25, 1995, Mr. Kennedy was a private investor. Mr. Kennedy was Senior Executive Vice President of Shopko Stores, Inc. (a "mass market" department store chain) from June 1993 to January 1995.

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

    Brett D. Heffes has been Vice President -- Corporate Development of the Company and of D 56, Inc. since January 5, 1998. He was with Wessels, Arnold & Henderson, a private investment bank, from May 1992 until January 1998, most recently as Principal.

    Robert S. Rose has been Vice President -- Distribution and Operations of the Company and of D 56, Inc. since April 22, 1993.

    Timothy J. Schugel has been Vice President -- Finance of the Company and of D56, Inc. since April 10, 1995, and was Controller of the Company and of D 56, Inc. from April 26, 1993 until April 10, 1995. He has also been Vice President--Sourcing Management since August 6, 1998.

    Joan M. Serena has been Senior Vice President -- Consumer & Dealer Marketing since August 6, 1998. She was Vice President -- Consumer & Dealer Marketing of the Company and of D 56, Inc. from January 1, 1997 to August 6, 1998. She was Vice President -- Consumer & Retail Marketing of the Company and of D 56, Inc. from October 20, 1995 until January 1, 1997. She was Vice President -- Consumer Services of the Company and of D 56, Inc. from April 22, 1993 until October 20, 1995.

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

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Information required by this Item is included in Corporate and Stockholder Information on page 29 of the 1998 Annual Report and Note 5 to Five Year Summary on page 11 of the 1998 Annual Report, and such information is incorporated herein by reference.

    As of March 26, 1999, the number of holders of record of the Company's Common Stock was 910.

ITEM 6.  SELECTED FINANCIAL DATA

    Information required by this Item is included in Five Year Summary on page 11 of the 1998 Annual Report, and such information is incorporated herein by reference. See also the notes to the consolidated financial statements and Management's Discussion and Analysis on pages 20 to 27 and 12 to 16 respectively, of the 1998 Annual Report, and such information is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Information required by this Item is included in Management's Discussion and Analysis on pages 12 to 16 of the 1998 Annual Report, incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    Information required by this Item is included in Management's Discussion and Analysis on page 15 of the 1998 Annual Report, and Note 1 to the consolidated financial statements on page 21 of the 1998 Annual Report, incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Information required by this Item is included in the consolidated financial statements of the Company for the years ended January 2, 1999, January 3, 1998 and December 28, 1996, the notes to the consolidated financial statements, and the report of independent auditors thereon on pages 17 to 28 of the 1998 Annual Report, and in the Company's unaudited quarterly financial data for the years ended January 2, 1999 and January 3, 1998 on page 13 of the 1998 Annual Report, incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information required by this Item concerning directors of the Company who are nominated by the Company for re-election at the 1999 annual meeting of the Company's stockholders is included in the 1999 Proxy Statement in the section captioned "Item 1 -- Election of Directors," and such information is incorporated herein by reference. Information required by this Item concerning the executive officers of the Company is included in Part I, pages 8 and 9 of this Annual Report on Form 10-K as permitted by General Instruction G(3) to Form 10-K. Information required by this Item concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is included in the 1999 Proxy Statement in the last paragraph of the section captioned "Security Ownership of Certain Beneficial Owners and Management," and such information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

    Information required by this Item is included in the 1999 Proxy Statement in the section captioned "Further Information Concerning the Board of the Directors and Committees -- Compensation Committee Interlocks and Insider Participation" and "-- Director Compensation" and in the section captioned "Compensation of Executive Officers" (other than the subsection thereof captioned "Compensation Committee Report on Executive Compensation" and "Performance Graph"), and such information (other than the subsections thereof captioned "Compensation Committee Report on Executive Compensation" and "Performance Graph") is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information required by this Item is included in the 1999 Proxy Statement in the section captioned "Security Ownership of Certain Beneficial Owners and Management", and such information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    See Note 9 to the consolidated financial statements on page 25 of the 1998 Annual Report.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                                                                     1998
                                                                                                     FORM 10-K   ANNUAL REPORT
                                                                                                       (PAGE)       (PAGE)
                                                                                                     ----------  -------------
   (a)     1.         FINANCIAL STATEMENTS
                      Consolidated Balance Sheets at January 2, 1999 and January 3, 1998                              17

                      For the years ended January 2, 1999, January 3, 1998 and December 28, 1996:

                      Consolidated Statements of Income                                                               18

                      Consolidated Statements of Cash Flows                                                           19

                      Consolidated Statements of Stockholders' Equity                                                 20

                      Notes to Consolidated Financial Statements                                                     20-27

                      Independent Auditors' Report for the years ended                                                28
                      January 2, 1999, January 3, 1998 and December 28, 1996

           2.         FINANCIAL STATEMENT SCHEDULES

                                 Independent Auditors' Report                                            13
                      I.         Condensed financial information                                       14-16
                      II.        Valuation and qualifying accounts                                       17

    All other schedules have been omitted because they are not applicable, not required or the information required is included in the consolidated financial statements or notes thereto.

           3.         EXHIBITS

    The exhibits are listed in the accompanying Index to Exhibits on pages 19 and 20.

   (b)     Reports on Form 8-K

    A Current Report on Form 8-K, dated October 22, 1998, was filed reporting in
Item 5 thereof and containing no financial statements.

                          INDEPENDENT AUDITORS' REPORT

    To the Board of Directors and Stockholders of Department 56, Inc.:

We have audited the consolidated balance sheets of Department 56, Inc. and subsidiaries (the "Company") as of January 2, 1999 and January 3, 1998 and the related consolidated statements of income, cash flows and stockholders' equity for the years ended January 2, 1999, January 3, 1998 and December 28, 1996, and have issued our report thereon dated February 12, 1999, except for Note 4 thereto, as to which the date is March 19, 1999 (included in the Company's Annual Report to Stockholders for the year ended January 2, 1999 and incorporated herein by reference). Our audits also included the financial statement schedules for the aforementioned periods listed in Item 14 of Form 10-K. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

Deloitte & Touche LLP
Minneapolis, Minnesota
March 19, 1999

                              DEPARTMENT 56, INC.
                             (PARENT COMPANY ONLY)
                 SCHEDULE I -- CONDENSED FINANCIAL INFORMATION
                                 BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                            JANUARY 2,  JANUARY 3,
                                                                                               1999        1998
                                                                                            ----------  ----------

                                                      ASSETS

INVESTMENT IN SUBSIDIARIES................................................................  $  173,427  $  184,420
RECEIVABLE FROM SUBSIDIARIES..............................................................       5,464       2,510
                                                                                            ----------  ----------
                                                                                            $  178,891  $  186,930
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES--
  Accrued expenses........................................................................  $      156  $      275

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; authorized 20,000 shares; no shares issued.............      --          --
  Common Stock, $.01 par value; authorized 100,000 shares; issued and outstanding 21,900
    and 21,765 shares, respectively.......................................................         219         218
  Additional paid-in capital..............................................................      48,295      44,645
  Treasury stock, at cost; 3,876 and 2,199 shares, respectively...........................    (113,302)    (55,215)
  Retained earnings.......................................................................     243,523     197,007
                                                                                            ----------  ----------
    Total stockholders' equity............................................................     178,735     186,655
                                                                                            ----------  ----------
                                                                                            $  178,891  $  186,930
                                                                                            ----------  ----------
                                                                                            ----------  ----------

------------------------

Note: Investment in subsidiary is accounted for under the equity method of accounting.

         See notes to consolidated financial statements included in the 1998 Annual Report, incorporated by reference.

                              DEPARTMENT 56, INC.
                             (PARENT COMPANY ONLY)

           SCHEDULE I -- CONDENSED FINANCIAL INFORMATION (CONTINUED)
                              STATEMENTS OF INCOME
                                 (IN THOUSANDS)

                                                                                                           YEAR
                                                                             YEAR ENDED   YEAR ENDED      ENDED
                                                                             JANUARY 2,   JANUARY 3,   DECEMBER 28,
                                                                                1999         1998          1996
                                                                             -----------  -----------  ------------
Equity in earnings of subsidiaries.........................................   $  46,516    $  43,216    $   46,263
General and administrative expenses........................................      --             (435)         (319)
                                                                             -----------  -----------  ------------
Net income.................................................................   $  46,516    $  42,781    $   45,944
                                                                             -----------  -----------  ------------
                                                                             -----------  -----------  ------------

         See notes to consolidated financial statements included in the 1998 Annual Report, incorporated by reference.

                              DEPARTMENT 56, INC.
                             (PARENT COMPANY ONLY)

           SCHEDULE I -- CONDENSED FINANCIAL INFORMATION (CONTINUED)
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                           YEAR
                                                                             YEAR ENDED   YEAR ENDED      ENDED
                                                                             JANUARY 2,   JANUARY 3,   DECEMBER 28,
                                                                                1999         1998          1996
                                                                             -----------  -----------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income...............................................................   $  46,516    $  42,781    $   45,944
  Adjustments to reconcile net income to net cash provided by (used in)
    operating activities:
    Equity in earnings of subsidiaries.....................................     (46,516)     (43,216)      (46,263)
    (Increase) decrease in receivable from subsidiaries....................      (2,954)        (967)           28
    Increase (decrease) in accrued expenses................................        (119)          50           (45)
    Other..................................................................         108       --            --
                                                                             -----------  -----------  ------------
      Net cash used in operating activities................................      (2,965)      (1,352)         (336)
                                                                             -----------  -----------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in subsidiaries...............................................        (967)      --            --
  Dividends received from subsidiaries.....................................      59,173       55,094        --
                                                                             -----------  -----------  ------------
    Net cash provided by investing activities..............................      58,206       55,094        --
                                                                             -----------  -----------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from the exercise of common stock options.......................       2,846        1,473           336
  Purchases of treasury stock..............................................     (58,087)     (55,215)       --
                                                                             -----------  -----------  ------------
      Net cash provided by (used in) financing activities..................     (55,241)     (53,742)          336
                                                                             -----------  -----------  ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS....................................      --           --            --
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD...........................      --           --            --
                                                                             -----------  -----------  ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.................................   $  --        $  --        $   --
                                                                             -----------  -----------  ------------
                                                                             -----------  -----------  ------------

         See notes to consolidated financial statements included in the 1998 Annual Report, incorporated by reference.

                              DEPARTMENT 56, INC.
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                                   COLUMN B      COLUMN C
                                                                  -----------  -------------                  COLUMN E
                            COLUMN A                                BALANCE     CHARGED TO      COLUMN D     -----------
----------------------------------------------------------------   BEGINNING     COSTS AND    -------------  BALANCE END
DESCRIPTION                                                        OF PERIOD     EXPENSES      DEDUCTIONS     OF PERIOD
----------------------------------------------------------------  -----------  -------------  -------------  -----------
Year ended January 2, 1999:
  Allowance for doubtful accounts...............................   $   5,160     $     888    $      869(a)   $   5,179
  Allowance for obsolete and overstock inventory................       4,385         2,907         2,463          4,829
  Allowance for sales returns and credits.......................       7,897         8,657         8,825          7,729
                                                                  -----------  -------------  -------------  -----------
                                                                   $  17,442     $  12,452    $   12,157      $  17,737
Year ended January 3, 1998:
  Allowance for doubtful accounts...............................   $   5,014     $   1,087    $      941(a)   $   5,160
  Allowance for obsolete and overstock inventory................       2,942         3,447         2,004          4,385
  Allowance for sales returns and credits.......................       5,249         8,752         6,104          7,897
                                                                  -----------  -------------  -------------  -----------
                                                                   $  13,205     $  13,286    $    9,049      $  17,442
                                                                  -----------  -------------  -------------  -----------
                                                                  -----------  -------------  -------------  -----------
Year ended December 28, 1996:
  Allowance for doubtful accounts...............................   $   4,329     $   2,014    $    1,329(a)   $   5,014
  Allowance for obsolete and overstock inventory................       3,604           867         1,529          2,942
  Allowance for sales returns and credits.......................       2,555        11,585         8,891          5,249
                                                                  -----------  -------------  -------------  -----------
                                                                   $  10,488     $  14,466    $   11,749      $  13,205
                                                                  -----------  -------------  -------------  -----------
                                                                  -----------  -------------  -------------  -----------

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

                                          Department 56, Inc.

                                By:              /s/ SUSAN E. ENGEL
                                     -----------------------------------------
                                                   Susan E. Engel
                                              CHAIRWOMAN OF THE BOARD
Date: April 2, 1999                         AND CHIEF EXECUTIVE OFFICER

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

                        SIGNATURE                                 CAPACITY IN WHICH SIGNED              DATE
----------------------------------------------------------  -------------------------------------  ---------------
                    /s/ SUSAN E. ENGEL                      Chairwoman of the Board, Chief          April 2, 1999
      ----------------------------------------------        Executive Officer and Director
                      Susan E. Engel                        (Principal Executive Officer)

                   /s/ MARK R. KENNEDY                      Chief Financial Officer and             April 2, 1999
      ----------------------------------------------        Senior Vice President
                     Mark R. Kennedy                        (Principal Financial Officer)

                  /s/ TIMOTHY J. SCHUGEL                    Vice President -- Finance and           April 2, 1999
      ----------------------------------------------        Sourcing Management
                    Timothy J. Schugel                      Principal Accounting Officer
                                                            (Principal Accounting Officer)

                      /s/ JAY CHIAT                                                                 April 2, 1999
      ----------------------------------------------        Director
                        Jay Chiat

                     /s/ MAXINE CLARK                                                               April 2, 1999
      ----------------------------------------------        Director
                       Maxine Clark

                   /s/ WM. BRIAN LITTLE                                                             April 2, 1999
      ----------------------------------------------        Director
                     Wm. Brian Little

                   /s/ GARY S. MATTHEWS                                                             April 2, 1999
      ----------------------------------------------        Director
                     Gary S. Matthews

                 /s/ STEVEN G. ROTHMEIER                                                            April 2, 1999
      ----------------------------------------------        Director
                   Steven G. Rothmeier

                      /s/ VIN WEBER                                                                 April 2, 1999
      ----------------------------------------------        Director
                        Vin Weber

                              DEPARTMENT 56, INC.
                               INDEX TO EXHIBITS

 EXHIBIT                                                  DESCRIPTION
---------  ---------------------------------------------------------------------------------------------------------
     3.1   Restated Certificate of Incorporation of the Company. (Incorporated herein by reference to Exhibit 3.1 of
           Registrant's Quarterly Report on Form 10-Q for the quarter ended July 3, 1993. SEC File no. 1-11908)
     3.2   Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of
           the Company. (Incorporated herein by reference to Exhibit 1.1 of Registrant's Amendment No. 1, dated May
           12, 1997, to Registration Statement on Form 8-A, dated April 23, 1997. SEC File no. 1-11908)
     3.3   Restated By-Laws of the Company. (Incorporated herein by reference to Exhibit 3.2 of Registrant's
           Registration Statement on Form S-1, No. 33-61514 and to Exhibits 1 and 2 of Registrant's Current Report
           on Form 8-K dated February 15, 1996. SEC File no. 1-11908)
     4.1   Specimen form of Company's Common Stock certificate. (Incorporated herein by reference to Exhibit 4.1 of
           Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994. SEC File no.
           1-11908)
     4.2   Rights Agreement (including Exhibits A, B and C thereto), dated as of April 23, 1997, between the Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent. (Incorporated herein by reference to
           Exhibit 1 of Registrant's Registration Statement on Form 8-A, dated April 23, 1997. SEC File no. 1-11908)
     4.3   First Amendment, dated as of March 13, 1998, to Rights Agreement between the Company and ChaseMellon
           Shareholder Services, L.L.C., as Rights Agent. (Incorporated herein by reference to Exhibit 1 to
           Registrant's Amendment No. 2, dated March 16, 1998, to Registration Statement on Form 8-A, dated April
           23, 1997. SEC File no. 1-11908)
     4.4   Amendment No. 2 to Rights Agreement, dated as of February 25, 1999, between the Company and ChaseMellon
           Shareholder Services, L.L.C., as Rights Agent. (Incorporated herein by reference to Exhibit 99.2 of
           Registrant's Current Report on Form 8-K dated February 26, 1999, SEC File No. 1-11908)
    10.1   Department 56, Inc. 1992 Stock Option Plan. (Incorporated herein by reference to Exhibit 10.1 of
           Registrant's Registration Statement on Form S-1, No. 33-61514.)+
    10.2   Form of Stock Option Agreement in connection with the 1992 Stock Option Plan. (Incorporated herein by reference to Exhibit 10.2 of Registrant's Registration Statement on Form S-1, No. 33-61514.)+
    10.3   Form of Outside Directors Stock Option Agreement. (Incorporated herein by reference to Exhibit 10.3 of
           Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1998. SEC File no. 1-11908)+
    10.4   Lease, dated April 1, 1989, as amended, between Hoyt Properties, Inc. and the Company for the Eden
           Prairie warehouse. (Incorporated herein by reference to Exhibit 10.7 of Registrant's Registration
           Statement on Form S-1, No. 33-61514.)
    10.5   Lease, dated December 8, 1993 as amended August 25, 1994, between Grantor Retained Income Trust of Robert
           L. Johnson and the Company for the Bloomington warehouse. (Incorporated herein by reference to Exhibit
           10.5 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994. SEC File no.
           1-11908), and Second Lease Amendment dated August 27, 1998.*
    10.6   Letter of Intent, dated January 20, 1999, between the Company and Ryan Companies US, Inc., pertaining to build-to-suit of proposed distribution center.*
    10.7   Credit Agreement, dated as of March 19, 1999 among the Company, the Banks parties thereto, ABN Amro Bank
           N.V. and The First National Bank of Chicago, as documentation agents, U.S. Bank National Association, as managing agent, and The Chase Manhattan Bank, as administrative agent.*

 EXHIBIT                                                  DESCRIPTION
---------  ---------------------------------------------------------------------------------------------------------
    10.8   Guarantee and Collateral Assignment, dated as of March 19, 1999, by the Company and certain of its direct or indirect subsidiaries in favor of The Chase Manhattan Bank.*
    10.9   Form of Indemnification Agreement between the Company and its directors and executive officers.
           (Incorporated herein by reference to Exhibit 10.24 of Registrant's Registration Statement on Form S-1,
           No. 33-61514.)
    10.10  Department 56, Inc. 1993 Stock Incentive Plan. (Incorporated herein by reference to Exhibit 10.25 of
           Registrant's Registration Statement on Form S-1, No. 33-61514.)+
    10.11  Department 56, Inc. 1995 Stock Incentive Plan. (Incorporated herein by reference to Exhibit 10.18 of
           Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 1995. SEC File no.
           1-11908)+
    10.12  Department 56, Inc. 1997 Stock Incentive Plan. (Incorporated herein by reference to Exhibit 4.4 of
           Registrant's Registration Statement on Form S-8, No. 333-41639.)+
    10.13  Form of Stock Option Agreement in connection with Department 56, Inc. 1993 Stock Incentive Plan,
           Department 56, Inc. 1995 Stock Incentive Plan, and Department 56, Inc. 1997 Stock Incentive Plan.
           (Incorporated herein by reference to Exhibit 10.1 of Registrant's Quarterly Report on Form 10-Q for the
           quarter ended July 3, 1993. SEC File no. 1-11908)+
    10.14  Department 56, Inc. Annual Cash Incentive Program (Incorporated herein by reference to Exhibit 10.25 of
           Registrant's Annual Report on Form 10-K for the year ended January 3, 1998. SEC File no. 1-11908)+
    11.1   Computation of Earnings Per Share.*
    13.1   Excerpts from Annual Report to Stockholders for fiscal year ended January 2, 1999.*
    21.1   Subsidiaries of the Company.*
    23.1   Independent Auditors' Consent*
    27.1   Financial Data Schedule (accompanies EDGAR electronic format only)*

------------------------

+ Management contract or compensatory plan

* Filed herewith