Form 10-Q
period 1999-04-03
DEPARTMENT 56 INC
filed 1999-04-29
CIK 902270

                                     FORM 10-Q
                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C.  20549


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended:  April 3, 1999
                                ---------------

Commission file number:  1-11908
                        -----------------------

                                 Department 56, Inc.
                         ----------------------------------
               (Exact name of registrant as specified in its charter)


               Delaware                                    13-3684956
            ---------------                              -------------
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                    Identification No.)


         One Village Place, 6436 City West Parkway, Eden Prairie, MN  55344
         ------------------------------------------------------------------
                      (Address of principal executive offices)
                                     (Zip Code)

                                   (612) 944-5600
                         ---------------------------------
                (Registrant's telephone number, including area code)


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

     As of April 3, 1999, 17,972,645 shares of the registrant's common stock, par value $.01 per share, were outstanding.

                          PART I  -  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                        DEPARTMENT 56, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                   (IN THOUSANDS)


                                       ASSETS

                                                                            APRIL 3,                    JANUARY 2,
                                                                              1999                       1999
                                                                          -----------                   ----------
CURRENT ASSETS:
     Cash and cash equivalents                                            $     3,596                  $     2,783
     Accounts receivable, net                                                  29,362                       26,170
     Inventories                                                               20,329                       18,287
     Other current assets                                                      12,209                       10,661
                                                                          -----------                   ----------
         Total current assets                                                  65,496                      57,901

PROPERTY AND EQUIPMENT, net                                                    20,013                      17,722
GOODWILL, TRADEMARKS AND OTHER, net                                           156,268                     157,531
DEFERRED FINANCING COSTS AND OTHER ASSETS                                       1,808                         129
                                                                         ------------               --------------
                                                                          $   243,585                  $  233,283
                                                                         ============               ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Revolving line of credit                                             $    15,492                  $       -
     Accounts payable                                                           8,428                      11,100
     Other current liabilities                                                 13,539                      17,525
                                                                         ------------               --------------
         Total current liabilities                                             37,459                      28,625

DEFERRED TAXES                                                                  5,923                       5,923
LONG-TERM DEBT                                                                 20,000                      20,000
STOCKHOLDERS' EQUITY                                                          180,203                     178,735
                                                                         ------------               --------------
                                                                          $   243,585                  $  233,283
                                                                         ============               ==============



              See notes to condensed consolidated financial statements.

                        DEPARTMENT 56, INC. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                    QUARTER                     QUARTER
                                                                                     ENDED                       ENDED
                                                                                   APRIL 3,                    APRIL 4,
                                                                                     1999                       1998
                                                                                 -----------                 -----------
NET SALES                                                                          $  33,648                 $   49,027
COST OF SALES                                                                         13,752                     20,594
                                                                                 -----------                 -----------
     Gross profit                                                                     19,896                     28,433
OPERATING EXPENSES:
     Selling, general, and administrative                                             12,488                     11,630
     Amortization of goodwill and trademarks                                           1,263                      1,152
                                                                                 -----------                 -----------
       Total operating expenses                                                       13,751                     12,782
                                                                                 -----------                 -----------
INCOME FROM OPERATIONS                                                                 6,145                     15,651
OTHER EXPENSE (INCOME)
     Interest expense                                                                    516                        770
     Other, net                                                                          236                       (392)
                                                                                 -----------                 -----------
INCOME BEFORE INCOME TAXES                                                             5,393                     15,273
PROVISION FOR INCOME TAXES                                                             2,049                      6,033
                                                                                 -----------                 -----------

NET INCOME                                                                        $    3,344                 $    9,240
                                                                                 ===========                 ===========

NET INCOME PER COMMON SHARE                                                       $     0.19                 $     0.48
                                                                                 ===========                 ===========

NET INCOME PER COMMON SHARE ASSUMING DILUTION                                     $     0.18                 $     0.47
                                                                                 ===========                 ===========


              See notes to condensed consolidated financial statements.

                        DEPARTMENT 56, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                   (IN THOUSANDS)


                                                                                        QUARTER                    QUARTER
                                                                                         ENDED                      ENDED
                                                                                         APRIL 3,                  APRIL 4,
                                                                                          1999                       1998
                                                                                      ------------                -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net cash used in operating activities                                            $     (9,028)               $    (5,918)

CASH FLOWS FROM INVESTING ACTIVITIES:

     Purchases of property and equipment                                                    (3,521)                      (258)
     Acquisitions                                                                              -                       (2,310)
                                                                                      ------------                -----------
          Net cash used in investing activities                                             (3,521)                    (2,568)
                                                                                      ------------                -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Proceeds from exercise of stock options                                                   960                      1,109
     Net borrowings under revolving credit facility                                         15,492                        -
     Stock repurchases                                                                      (3,090)                   (14,647)
                                                                                      ------------                -----------
           Net cash provided by (used in) financing activities                              13,362                    (13,538)
                                                                                      ------------                -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                           813                    (22,024)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                             2,783                     37,361
                                                                                      ------------                -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                            $      3,596                $    15,337
                                                                                      ============                ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid for:
         Interest                                                                     $      2,170                $       778
         Income taxes                                                                 $      1,200                $     1,265
                                                                                      ============                ===========


              See notes to condensed consolidated financial statements.

                        DEPARTMENT 56, INC. AND SUBSIDIARIES
                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.   BASIS OF PRESENTATION

     The accompanying condensed consolidated balance sheet as of January 2, 1999 was derived from the audited consolidated balances as of that date. The remaining accompanying condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments necessary for a fair presentation. Such adjustments were of a normal recurring nature.

     The results of operations for the quarter ended April 3, 1999 are not necessarily indicative of the results for the full fiscal year.

     It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the 1998 Annual Report to Stockholders and Annual Report on Form 10-K filed by Department 56, Inc. (the "Company") with the Securities and Exchange Commission.

2.   INCOME PER COMMON SHARE

     Net income per common share is calculated by dividing net income by the weighted average number of shares outstanding during the period. Net income per common share assuming dilution reflects per share amounts that would have resulted had the Company's outstanding stock options been converted to common stock.

3.   STOCKHOLDERS' EQUITY

     During the quarter ended April 3, 1999, the Company repurchased 100,000 shares at a cost of $3.1 million under its existing stock repurchase program. Since January 1997, the Company has repurchased a total of 4.0 million shares at an average price of $29 per share. As of April 3, 1999, the Company was authorized to repurchase 524,000 additional shares under this program through the end of 1999. The timing and number of shares repurchased under both programs will be determined at the discretion of the Company's management and subject to continued compliance with the Company's credit facilities.

 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

COMPARISON OF RESULTS OF OPERATIONS FOR THE QUARTER ENDED APRIL 3, 1999 TO THE QUARTER ENDED APRIL 4, 1998.


                                                                    Quarter                       Quarter
                                                                     Ended                         Ended
                                                                 April 3, 1999                 April 4, 1998
                                                                 -------------                 -------------

                                                                             (Dollars in millions)
                                                                           % of                          % of
                                                             Dollars     Net Sales          Dollars    Net Sales
                                                             -------     ---------          -------    ---------
Net sales                                                    $33.6           100  %         $49.0         100  %

Gross profit                                                  19.9            59             28.4          58

Selling, general, and administrative expenses                 12.5            37             11.6          24

Amortization of goodwill and trademarks                        1.3             4              1.2           2

Income from operations                                         6.1            18             15.7          32

Interest expense                                               0.5             2              0.8           2

Other income, net                                              0.2             1             (0.4)         (1)

Income before income taxes                                     5.4            16             15.3          31

Provision for income taxes                                     2.0             6              6.0          12

Net income                                                     3.3            10              9.2          19


     NET SALES. Net sales decreased $15.4 million, or 31%, from $49.0 million in the first quarter of 1998 to $33.6 million in the first quarter of 1999. The decrease in sales was principally due to delays experienced from the implementation of the Company's new integrated computer system and a decrease in volume as a result of the timing of product received from the Company's suppliers. Sales of the Company's Village Series products decreased $8.9 million, or 27%, while sales of General Giftware products decreased $6.5 million, or 39% between the two periods. Village Series and General Giftware products represented 70% and 30%, respectively, of the Company's net sales during the first quarter of 1999.

     GROSS PROFIT. Gross profit decreased $8.5 million, or 30%, between the first quarter of 1998 and the first quarter of 1999. The decrease in gross profit was principally due to the decrease in sales volume. Gross profit as a percentage of net sales increased from 58% in the first quarter of 1998 to 59% in the first quarter of 1999, principally due to a change in the mix of product shipped during the first quarter of 1999 as compared to the first quarter of 1998.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.   Selling, general and
administrative expenses increased $0.9 million, or 7%, between the first quarter of 1998 and the first quarter of 1999. The increase is principally due to an increase in marketing expenses, an increase in showroom expenses as a result of the Company's acquisition of showrooms during 1998, an increase in depreciation expense associated with the Company's implementation of its new integrated computer system, offset by a decrease in commission expense. Selling, general and administrative expenses as a percentage of sales was 24% during the first quarter of 1998 and 37% during the first quarter of 1999.

     INCOME FROM OPERATIONS.   Income from operations decreased $9.5 million,
or 61%, between the first quarter of 1998 and the first quarter of 1999 due to the factors described above. Income from operations was 32% of net sales during the first quarter of 1998 and 18% of net sales during the first quarter of 1999.

     INTEREST EXPENSE.   Interest expense decreased $0.3 million, or 33%,
between the first quarter of 1998 and the first quarter of 1999 principally due to the payment of $20 million of long term debt during 1998 partially offset by increased borrowings under the revolving line of credit in 1999.

     PROVISION FOR INCOME TAXES.   The effective tax rate was 39.5% during
the first quarter of 1998 and 38% during the first quarter of 1999. The decreased effective income tax rate experienced during the first quarter of 1999 is consistent with the Company's expectation of a lower overall effective income tax rate for fiscal year 1999 as disclosed on Form 8-K dated February 26, 1999.

LIQUIDITY AND CAPITAL RESOURCES

     In March 1999, the Company entered into a new credit agreement providing a $100 million revolving credit facility and a $150 million revolver/term loan. The $150 million revolver/term loan converts to a four-year term loan after one year. The revolver/term loan will have annual amortization payments of 15%, 20%, 25% and 40% of the amount outstanding at conversion in March 2001, 2002, 2003, and 2004, respectively.

     The Company used the proceeds of the revolver/term loan to refinance the remaining $20 million term loan under its former credit agreement. In connection therewith, the Company recorded $1.7 million in deferred financing fees, which will be amortized over the life of the credit agreement.

     The revolving credit facility provides for borrowings of up to $100 million including letters of credit. The letters of credit are issued primarily in connection with inventory purchases.

The credit agreement contains financial and operating covenants, including restrictions on incurring indebtedness and liens, selling property and paying dividends. In addition, the Company is required to satisfy consolidated net worth, interest coverage ratio and leverage ratio tests, in each case at the end of each fiscal quarter.

     The Company believes that its internally generated cash flow and seasonal borrowings under the revolving credit facility will be adequate to fund operations and capital expenditures for the next twelve months.

     Consistent with customary practice in the giftware industry, the Company offers extended accounts receivable terms to many of its customers. This practice has typically created significant working capital requirements in the second and third quarters which the Company has generally financed with available cash, internally generated cash flow and seasonal borrowings. The Company's cash and cash equivalents balances peak in December, following the collection in November and December of accounts receivable with extended payment terms. The Company's bad debt experience relating to these accounts receivable has not been material.

     Accounts receivable decreased from $36.0 million at April 4, 1998 to $29.4 million at April 3, 1999, principally due to the decrease in net sales in 1999 as compared to 1998, offset by slower cash collections in 1999. The Company's cash collections during the first quarter of 1999 were delayed due to the timing of invoices and statements mailed to customers as a result of the implementation of the new integrated computer system.

     In April 1999, the Company executed a lease for a new distribution center in Minnesota. By the end of 1999, the Company plans to consolidate its three current distribution centers into the new distribution center. The lease provides for a 10-year term, with options to renew the lease, as well as to expand and/or acquire the facility, and requires minimum future annual rentals that approximate the combined annual rentals of the three existing distribution centers.

     During the quarter ended April 3, 1999, the Company repurchased 100,000 shares at a cost of $3.1 million under its existing stock repurchase program. Since January 1997, the Company has repurchased a total of 4.0 million shares at an average price of $29 per share. As of April 3, 1999, the Company was authorized to repurchase 524,000 additional shares under this program through the end of 1999. The timing and number of shares repurchased under both programs will be determined at the discretion of the Company's management and subject to continued compliance with the Company's credit facilities.

YEAR 2000

     On January 3, 1999, the Company substantially implemented a new integrated computer system, which replaced its primary operating and financial computing systems. The vendor of the core software program for the new integrated system has indicated that this system will substantially address Year 2000 requirements, and the Company does not anticipate that it will experience any material disruption to its transaction processing operations or financial or accounting functions as a result of the failure of any of its systems to be Year 2000 compliant. The Company is continuing to monitor and evaluate its new and existing systems so that, in the event substantial non-compliance with Year 2000 needs is detected, the remainder of 1999 can be utilized to achieve necessary functionality.

     Total expenditures (aside of internal labor costs) for implementation of the new system has been revised to approximately $9.5 million due to higher than anticipated consulting fees. Accordingly, the Company's previous estimate of full fiscal year 1999 total capital expenditures (including systems expenditures, leasehold improvements associated with the new distribution center, and other capital expenditures) totaling $10.0 million has been increased to $15.0 million. Approximately $5.5 million of the systems expenditures have been incurred as of April 3, 1999. Hardware, software and certain project costs were capitalized and will be amortized over their useful lives. All other costs were expensed as incurred.

     The Company believes that the implementation of the new integrated computer system will allow it to be substantially Year 2000 compliant. There can be no assurance, however, that the systems of third parties on which the Company relies will be Year 2000 compliant in a timely manner. As a precautionary measure, the Company intends to develop contingency plans for all of its systems that are not expected to be Year 2000 compliant by October 1999. A variety of automated as well as manual fallback plans will be considered, including the use of electronic spreadsheets, resetting system dates and manual workarounds. An interruption of the Company's ability to conduct its business due to a Year 2000 problem with a third party could have a material adverse effect on the Company. The Company's product vendor and customer bases are fragmented, and generally are not dependent on computer control or systematization of their business operations. Management, therefore, believes that the greatest risks presented by potential Year 2000 failures of third parties are those which would affect the general economy or certain industries, such as may occur if there were insufficient electric power or other utilities needed for the Company's operations or manufacture of its products or insufficient reliable means of transporting the Company's products. While such failures could affect important operations of the Company, either directly or indirectly, in a significant manner, the Company cannot at present estimate either the likelihood or the potential cost of such failures. The statements concerning future matters are "forward-looking statements" and actual results may vary.

FOREIGN EXCHANGE

     The dollar value of the Company's assets abroad is not significant. Substantially all of the Company's sales are denominated in United States dollars and, as a result, are not subject to changes in exchange rates.

     The Company imports most of its products from manufacturers located in the Pacific Rim, primarily China, Taiwan (Republic of China) and The Philippines. These transactions are principally denominated in U.S. dollars, except for imports from Taiwan which are principally denominated in New Taiwan dollars.
The Company, from time to time, will enter into foreign exchange contracts or build foreign currency deposits as a partial hedge against currency fluctuations. The Company intends to manage foreign exchange risks to the extent possible and take appropriate action where warranted. The Company's costs could be adversely affected if the currencies of the countries in which the manufacturers operate appreciate significantly relative to the U.S. dollar.

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


                           CUSTOMER ORDERS ENTERED (1)
                                  (IN MILLIONS)

                                   1st          2nd          3rd          4th
                                   Qtr          Qtr          Qtr          Qtr         Total
                                   ---          ---          ---          ---         -----
         1997                      161          44            34           6             245
         1998                      174          50            37           8             269
         1999                      189           -             -           -            -


     (1) Customer orders entered are orders received and approved by the Company, subject to cancellation for various reasons, including credit considerations, inventory shortages and customer requests.

     Historically, principally due to the timing of trade shows early in the calendar year and the limited supply of the Company's products, the Company has received the majority of its orders in the first quarter of each year. The Company entered 65% and 66% of its total annual customer orders during the first quarter of both 1998 and 1997, respectively. Cancellations were approximately 7% and 8% of total annual orders in 1998 and 1997, respectively.

     The Company shipped and recorded as net sales approximately 91% and 90% of its annual customer orders in 1998 and 1997, respectively. Orders not shipped in a particular period, net of cancellations, returns, allowances and cash discounts, are carried into backlog. The backlog was $156.8 million as of April 3, 1999, as compared to $126.1 million as of April 4, 1998.

     Through the first quarter of 1999, customer orders entered increased 9% as compared to the same period for 1998. Customer orders entered for Village Series products have increased 9% through the first quarter of 1999 while customer orders entered for General Giftware products have increased 7%.

     Certain General Giftware products have lower gross profit rates than the Company's average gross profit rate. In addition, from time to time, the Company liquidates product at lower than average gross profit rates. As a result, gross profit may vary depending on the mix of product shipped.

NOTES CONCERNING FORWARD LOOKING STATEMENTS:

ANY CONCLUSIONS OR EXPECTATIONS EXPRESSED IN, OR DRAWN FROM, THE STATEMENTS IN THIS FILING CONCERNING MATTERS THAT ARE NOT HISTORICAL CORPORATE FINANCIAL RESULTS ARE "FORWARD-LOOKING STATEMENTS" THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S FULL FISCAL YEAR 1999 CAPITAL EXPENDITURES FORECAST IS BASED ON THE COMPANY'S CURRENT EXPECTATIONS REGARDING THE TIMING AND EFFICIENCY OF ACHIEVING FULL FUNCTIONALITY IN INFORMATION SYSTEMS DEVELOPED TO COLLECT, COMPILE AND EXECUTE CUSTOMER ORDERS, AND THE COST OF EXTERNAL CONTRACTOR SERVICES RELATING THERETO. IF NOT MENTIONED ABOVE, OTHER FACTORS (INCLUDING:
IDENTIFICATION, COMPLETION AND RESULTS OF ACQUISITIONS, INVESTMENTS, AND OTHER STRATEGIC BUSINESS INITIATIVES; AND INDUSTRY AND GENERAL ECONOMIC CONDITIONS) CAN SIGNIFICANTLY IMPACT THE COMPANY'S CAPITAL EXPENDITURES. ACTUAL RESULTS MAY VARY MATERIALLY FROM FORWARD-LOOKING STATEMENTS AND THE ASSUMPTIONS ON WHICH THEY ARE BASED. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE OR PUBLISH IN THE FUTURE ANY FORWARD-LOOKING STATEMENTS.

                           PART II  -  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  11.1 Computation of net income per share.

     (b) A Current Report on Form 8-K, dated February 26, 1999, was filed reporting in Items 5 and 7 thereof and containing unaudited condensed statements of income and unaudited condensed balance sheets.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              DEPARTMENT 56, INC.



Date:     April 29, 1999      /s/ Susan E. Engel
                              --------------------------------------
                              Susan E. Engel
                              Chairwoman, Chief Executive Officer and Director



Date:     April 29, 1999      /s/ Gregg A. Peters
                              --------------------------------------
                              Gregg A. Peters
                              Director of Finance and Principal Accounting
                              Officer

                                   EXHIBIT INDEX


     Exhibit                       Exhibit                            Page
     Number                        Name                               Number
     ------                        ----                               ------
     11.1                Computation of net income per share.
