Form 10-Q
period 1999-07-03
DEPARTMENT 56 INC
filed 1999-08-17
CIK 902270

                                FORM 10-Q
                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549


         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended:  July 3, 1999
                                ---------------------------
Commission file number:  1-11908
                        -----------------------------------

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

     As of July 3, 1999, 17,364,442 shares of the registrant's common stock, par value $.01 per share, were outstanding.

                       PART I  -  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                        DEPARTMENT 56, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                   (In thousands)

                                             ASSETS
                                                                             JULY 3,                 JANUARY 2,
                                                                              1999                      1999
                                                                          ------------              --------------
CURRENT ASSETS:
     Cash and cash equivalents                                            $      3,515               $       2,783
     Accounts receivable, net                                                  100,877                      26,170
     Inventories                                                                26,035                      18,287
     Other current assets                                                       13,565                      10,661
                                                                          ------------               -------------
         Total current assets                                                  143,992                      57,901

PROPERTY AND EQUIPMENT, net                                                     22,204                      17,722
GOODWILL, TRADEMARKS AND OTHER, net                                            155,528                     157,531
DEFERRED FINANCING COSTS AND OTHER ASSETS                                        1,680                         129
                                                                          ------------               -------------
                                                                          $    323,404               $     233,283
                                                                          ============               =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Revolving line of credit                                             $     79,000               $          -
     Accounts payable                                                           10,950                      11,100
     Other current liabilities                                                  26,226                      17,525
                                                                          ------------               -------------
         Total current liabilities                                             116,176                      28,625

DEFERRED TAXES                                                                   5,923                       5,923
LONG-TERM DEBT                                                                  20,000                      20,000
STOCKHOLDERS' EQUITY                                                           181,305                     178,735
                                                                          ------------               -------------
                                                                          $    323,404               $     233,283
                                                                          ============               =============

            See notes to condensed consolidated financial statements.

                      DEPARTMENT 56, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                  QUARTER                   QUARTER
                                                                                   ENDED                     ENDED
                                                                                   JULY 3,                   JULY 4,
                                                                                    1999                      1998
                                                                                ------------              -----------
NET SALES                                                                       $     82,721              $    69,920
COST OF SALES                                                                         33,478                   28,710
                                                                                ------------              -----------
     Gross profit                                                                     49,243                   41,210

OPERATING EXPENSES:
     Selling, general, and administrative                                             16,463                   13,605
     Amortization of goodwill, trademarks and other                                    1,270                    1,258
                                                                                ------------              -----------
       Total operating expenses                                                       17,733                   14,863
                                                                                ------------              -----------

INCOME FROM OPERATIONS                                                                31,510                   26,347

OTHER EXPENSE (INCOME):
     Interest expense                                                                  1,397                      970
     Other, net                                                                         (109)                     (26)
                                                                                ------------              -----------

INCOME BEFORE INCOME TAXES                                                            30,222                   25,403

PROVISION FOR INCOME TAXES                                                            11,484                   10,034
                                                                                ------------              -----------

NET INCOME                                                                      $     18,738              $    15,369
                                                                                ============              ===========

NET INCOME PER COMMON SHARE                                                     $       1.06              $      0.81
                                                                                ============              ===========

NET INCOME PER COMMON SHARE
     ASSUMING DILUTION                                                          $       1.04              $      0.80
                                                                                ============              ===========

             See notes to condensed consolidated financial statements.

                      DEPARTMENT 56, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                  26 WEEKS                 26 WEEKS
                                                                                    ENDED                    ENDED
                                                                                   JULY 3,                  JULY 4,
                                                                                    1999                     1998
                                                                                -------------             ------------
NET SALES                                                                       $    116,369              $    118,947
COST OF SALES                                                                         47,230                    49,304
                                                                                ------------              ------------
     Gross profit                                                                     69,139                    69,643

OPERATING EXPENSES:
     Selling, general, and administrative                                             28,951                    25,234
     Amortization of goodwill, trademarks and other                                    2,533                     2,410
                                                                                ------------              ------------
       Total operating expenses                                                       31,484                    27,644
                                                                                ------------              ------------

INCOME FROM OPERATIONS                                                                37,655                    41,999

OTHER EXPENSE (INCOME):
     Interest expense                                                                  1,913                     1,741
     Other, net                                                                          126                      (418)
                                                                                ------------              ------------

INCOME BEFORE INCOME TAXES                                                            35,616                    40,676

PROVISION FOR INCOME TAXES                                                            13,534                    16,067
                                                                                ------------              ------------

NET INCOME                                                                      $     22,082              $     24,609
                                                                                ============              ============

NET INCOME PER COMMON SHARE                                                     $       1.24              $       1.28
                                                                                ============              ============

NET INCOME PER COMMON SHARE
     ASSUMING DILUTION                                                          $       1.22              $       1.26
                                                                                ============              ============

            See notes to condensed consolidated financial statements.

                      DEPARTMENT 56, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                        26 WEEKS          26 WEEKS
                                                                                          ENDED             ENDED
                                                                                         JULY 3,            JULY 4,
                                                                                          1999              1998
                                                                                     ---------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES -
   Net cash used in operating activities                                             $     (51,353)     $     (34,010)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                                      (6,453)            (1,299)
   Acquisitions                                                                               (630)            (4,660)
                                                                                     -------------      -------------
     Net cash used in investing activities                                                  (7,083)            (5,959)
                                                                                     -------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from exercise of stock options                                                   1,109              2,530
   Net borrowings under revolving credit facility                                           79,000             37,000
   Stock repurchases                                                                       (20,941)           (35,430)
                                                                                     -------------      -------------
     Net cash provided by financing activities                                              59,168              4,100
                                                                                     -------------      -------------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                                            732            (35,869)

CASH AND CASH EQUIVALENTS AT BEGINNING
   OF PERIOD                                                                                 2,783             37,361
                                                                                     -------------      -------------

CASH AND CASH EQUIVALENTS AT END
   OF PERIOD                                                                         $       3,515      $       1,492
                                                                                     =============      =============

SUPPLEMENTAL DISCLOSURES OF CASH
     FLOW INFORMATION -
   Cash paid for:
     Interest                                                                        $       3,030      $       1,586
     Income taxes                                                                    $       5,655      $      12,433

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

     The results of operations for the quarter ended July 3, 1999 and the 26 weeks ended July 3, 1999 are not necessarily indicative of the results for the full fiscal year.

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

3.   STOCKHOLDERS' EQUITY

     On May 10, 1999, the Board of Directors of the Company authorized a stock repurchase program providing for the repurchase in open market and privately negotiated transactions of up to an additional 3.0 million shares valid through the end of the Company's 2000 fiscal year. During the quarter ended July 3, 1999, the Company repurchased 617,300 shares at a cost of $17.9 million under its existing stock repurchase program. During the 26 weeks ended July 3, 1999, the Company repurchased 717,300 shares at a cost of $20.9 million. Since January 1997, the Company has repurchased a total of 4.6 million shares at an average price of $29 per share. As of July 3, 1999, the Company was authorized to repurchase 2.9 million additional shares under these programs through the end of 2000. The timing and number of shares repurchased under these programs will be determined at the discretion of the Company's management and subject to continued compliance with the Company's credit facilities.

4.   ACQUISITIONS

     During May 1999, the Company acquired substantially all of the assets of the independent sales representative organization that represented the Company's products in Massachusetts and several other eastern states.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

COMPARISON OF RESULTS OF OPERATIONS FOR THE QUARTER ENDED JULY 3, 1999 TO THE QUARTER ENDED JULY 4, 1998.

                                                                    Quarter                       Quarter
                                                                     Ended                         Ended
                                                                 July 3, 1999                  July 4, 1998
                                                            -----------------------       ----------------------
                                                                             (Dollars in millions)
                                                                           % of                          % of
                                                             Dollars     Net Sales          Dollars    Net Sales
                                                            --------    ----------        ---------   ----------
Net sales                                                   $  82.7          100  %       $   69.9        100  %

Gross profit                                                   49.2           60              41.2         59

Selling, general, and administrative expenses                  16.5           20              13.6         20

Amortization of goodwill, trademarks and other                  1.3            2               1.3          2

Income from operations                                         31.5           38              26.3         38

Interest expense                                                1.4            2               1.0          1

Other expense (income), net                                    (0.1)           -               -            -

Income before income taxes                                     30.2           37              25.4         36

Provision for income taxes                                     11.5           14              10.0         14

Net income                                                     18.7           23              15.4         22

          NET SALES. Net sales increased $12.8 million, or 18%, from $69.9 million in the second quarter of 1998 to $82.7 million in the second quarter of 1999. The increase in sales was principally due to an increase in volume due in part to shipments originally scheduled for the first quarter not being shipped until the second quarter because of earlier difficulties faced in the implementation of the Company's new integrated computer system. Sales of the Company's Village Series products increased $10.8 million, or 23%, while sales of General Giftware products increased $2.0 million, or 9% between the two periods. Village Series and General Giftware products represented 71% and 29%, respectively, of the Company's net sales during the second quarter of 1999.

     GROSS PROFIT. Gross profit increased $8.0 million, or 19%, between the second quarter of 1998 and the second quarter of 1999. The increase in gross profit was principally due to the increase in sales volume. Gross profit as a percentage of net sales increased from 59% in the second quarter of 1998 to approximately 60% in the second quarter of 1999, principally due to a change in the mix of product shipped during the second quarter of 1999 as compared to the second quarter of 1998.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $2.9 million, or 21%, between the second quarter of 1998 and the second quarter of 1999. The increase is principally due to an increase in commission and distribution expenses due to the increase in sales, expenses associated with operation of the Company's first retail store opened in May 1999, and an increase in depreciation expense associated with the Company's implementation of its new integrated computer system. Selling, general and administrative expenses as a percentage of sales was approximately 20% in the second quarter of both 1998 and 1999.

     INCOME FROM OPERATIONS. Income from operations increased $5.2 million, or 20%, between the second quarter of 1998 and the second quarter of 1999 due to the factors described above. Income from operations was 38% of net sales in the second quarter of both 1998 and 1999.

     INTEREST EXPENSE. Interest expense increased $0.4 million, or 44%, between the second quarter of 1998 and the second quarter of 1999 principally due to increased borrowings under the revolving line of credit in 1999, offset by the payment of $20 million of long term debt during 1998.

     PROVISION FOR INCOME TAXES. The effective tax rate was 39.5% during the second quarter of 1998 and 38% during the second quarter of 1999.

RESULTS OF OPERATIONS

COMPARISON OF RESULTS OF OPERATIONS FOR THE 26 WEEKS ENDED JULY 3, 1999 TO THE 26 WEEKS ENDED JULY 4, 1998.

                                                                   26 Weeks                      26 Weeks
                                                                     Ended                         Ended
                                                                 July 3, 1999                  July 4, 1998
                                                            -----------------------       ----------------------
                                                                             (Dollars in millions)
                                                                           % of                          % of
                                                             Dollars     Net Sales          Dollars    Net Sales
                                                            ---------    ----------       ---------    ---------
Net sales                                                   $  116.4         100  %       $   118.9       100  %

Gross profit                                                    69.1          59               69.6        59

Selling, general, and administrative expenses                   28.9          25               25.2        21

Amortization of goodwill, trademarks and other                   2.5           2                2.4         2

Income from operations                                          37.7          32               42.0        35

Interest expense                                                 1.9           2                1.7         2

Other expense (income), net                                      0.1           -               (0.4)        -

Income before income taxes                                      35.6          31               40.7        34

Provision for income taxes                                      13.5          12               16.1        14

Net income                                                      22.1          19               24.6        21

          NET SALES. Net sales decreased $2.5 million, or 2%, from $118.9 million in 1998 to $116.4 million in 1999. The decrease in sales was principally due to delays experienced during the first quarter of 1999 from the implementation of the Company's new integrated computer system. Sales of the Company's Village Series products increased $1.9 million, or 2%, while sales of General Giftware products decreased $4.4 million, or 11% between the two periods. Village Series and General Giftware products represented 70% and 30%, respectively, of the Company's net sales in 1999.

     GROSS PROFIT. Gross profit decreased $0.5 million, or 1%, between 1998 and 1999. The decrease in gross profit was principally due to the decrease in sales volume. Gross profit as a percentage of net sales was 59% in both 1998 and 1999.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.   Selling, general and
administrative expenses increased $3.7 million, or 15%, between 1998 and 1999. The increase is principally due to an increase in showroom expenses as a result of the Company's acquisition of showrooms during 1998 and 1999, expenses associated with operation of the Company's first retail store, an increase in depreciation expense associated with the Company's implementation of its new integrated computer system, an increase in marketing expense, and an increase in distribution expense. Selling, general and administrative expenses as a percentage of sales increased from approximately 21% in 1998 to 25% in 1999.

     INCOME FROM OPERATIONS.   Income from operations decreased $4.3 million, or
10%, between 1998 and 1999 due to the factors described above. Income from operations was 35% and 32% of net sales in 1998 and 1999, respectively.

     INTEREST EXPENSE.   Interest expense increased $0.2 million, or 10%,
between 1998 and 1999 principally due to increased borrowings under the revolving line of credit in 1999 offset by the payment of $20 million of long term debt during 1998.

     PROVISION FOR INCOME TAXES.   The effective tax rate was 39.5% during the
26 weeks ended July 4, 1998 and 38% during the 26 weeks ended July 3, 1999.

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

     The Company used the proceeds of the revolver/term loan to refinance the remaining $20 million term loan under its former credit agreement. In connection therewith, the Company recorded $1.7 million in deferred financing fees, which is being amortized over the life of the credit agreement.

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

     The Company believes that its internally generated cash flow and seasonal borrowings under the revolving credit facility and revolver/term loan will be adequate to fund operations and capital expenditures for the next twelve months.

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

     Accounts receivable increased from $83.5 million at July 4, 1998 to $100.9 million at July 3, 1999. The increase in accounts receivable was principally due to lower cash collections due to the timing of invoices and statements mailed to customers as a result of the implementation of the new integrated computer system.

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

     Other current liabilities increased from $21.0 million at July 4, 1998 to $26.2 million at July 3, 1999. The $5.2 million increase is primarily due to the timing of federal income tax payments.

     On May 10, 1999, the Board of Directors of the Company authorized a stock repurchase program providing for the repurchase in open market and privately negotiated transactions of up to an additional 3.0 million shares valid through the end of the Company's 2000 fiscal year. During the quarter ended July 3, 1999, the Company repurchased 617,300 shares at a cost of $17.9 million primarily under its existing stock repurchase program. During the 26 weeks ended July 3, 1999, the Company repurchased 717,300 shares at a cost of $20.9 million. Since January 1997, the Company has repurchased a total of 4.6 million shares at an average price of $29 per share. As of July 3, 1999, the Company was authorized to repurchase 2.9 million additional shares under these programs through the end of 2000. The timing and number of shares repurchased under these programs will be determined at the discretion of the Company's management and subject to continued compliance with the Company's credit facilities.

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

     Total expenditures (aside of internal labor costs) for implementation of the new system is expected to be approximately $9.5 million. Approximately $6.7 million of the systems expenditures have been incurred as of July 3, 1999. Hardware, software and certain project costs were capitalized and will be amortized over their useful lives. All other costs were expensed as incurred.

     The Company believes that the implementation of the new integrated computer system will allow it to be substantially Year 2000 compliant. There can be no assurance, however, that the systems of third parties on which the Company relies will be Year 2000 compliant in a timely manner. Given the Year 2000 certification of the Company's main operating system, the Company's approach to addressing any noncompliance that may arise in that system is to analyze and rectify, through programming on an as detected, as needed basis. Additional alternatives available in a non-compliance contingency include the use of electronic spreadsheets, resetting system dates and manual workarounds. An interruption of the Company's ability to conduct its business due to a Year 2000 problem with a third party could have a material adverse effect on the Company. The Company's product vendor and customer bases are fragmented, and generally are not dependent on computer control or systematization of their business operations. Management, therefore, believes that the greatest risks presented by potential Year 2000 failures of third parties are those which would affect the general economy or certain industries, such as may occur if there were insufficient electric power or other utilities needed for the Company's operations or manufacture of its products or insufficient reliable means of transporting the Company's products. While such failures could affect important operations of the Company, either directly or indirectly, in a significant manner, the Company cannot at present estimate either the likelihood or the potential cost of such failures. The statements concerning future matters are "forward-looking statements" and actual results may vary.

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

                  CUSTOMER ORDERS ENTERED (1)
                         (IN MILLIONS)

                               1st            2nd             3rd            4th
                               Qtr            Qtr             Qtr            Qtr          Total
                             -------        --------        ------         ------        --------
1997                         $  161         $    44         $   34         $    6         $   245
1998                            174              50             37              8             269
1999                            182 (2)          48             -              -               -

     (1) Customer orders entered are orders received and approved by the Company, subject to cancellation for various reasons, including credit considerations, inventory shortages and customer requests.

     (2) Customer orders entered for the first quarter of 1999 have been adjusted from previously reported first quarter 1999 customer orders entered, consistent with the Company's press release dated June 9, 1999.

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

     The Company shipped and recorded as net sales approximately 91% and 90% of its annual customer orders in 1998 and 1997, respectively. Orders not shipped in a particular period, net of cancellations, returns, allowances and cash discounts, are carried into backlog. The backlog was $107.1 million as of July 3, 1999, as compared to $101.3 million as of July 4, 1998.

     Through the second quarter of 1999, customer orders entered increased 3% as compared to the same period for 1998. Customer orders entered for Village Series products have increased 6% through the second quarter of 1999 while customer orders entered for General Giftware products have decreased 4%.
Through the first quarter of 1999, adjusted customer orders entered increased 5% as compared to the same period for 1998. Adjusted customer orders entered for Village Series products increased 5% through the first quarter of 1999 while adjusted customer orders entered for General Giftware products increased 4%.

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


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     At the Company's Annual Meeting of Stockholders held on May 10, 1999 (the "Annual Meeting"), all of the persons named in the Company's proxy materials as management nominees for the Board of Directors were elected. All of the nominees were incumbent directors and the election of all nominees at the Annual Meeting was uncontested. Also at the Annual Meeting, the Company's stockholders ratified the appointment by the Board of Directors of Deloitte & Touche LLP, independent public accountants, as auditors for the Company for the fiscal year ending January 1, 2000 as follows: 15,961,339 voting for ratification; 10,686 voting against; 5,913 abstentions; 1,994,707 not voting.

NOTES CONCERNING FORWARD LOOKING STATEMENTS:

ANY CONCLUSIONS OR EXPECTATIONS EXPRESSED IN, OR DRAWN FROM, THE STATEMENTS IN THIS FILING CONCERNING MATTERS THAT ARE NOT HISTORICAL CORPORATE FINANCIAL RESULTS ARE "FORWARD-LOOKING STATEMENTS" THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S CAPITAL EXPENDITURES FORECAST RELATED TO THE IMPLEMENTATION OF THE NEW INTEGRATED COMPUTER SYSTEM IS BASED ON THE COMPANY'S CURRENT EXPECTATIONS REGARDING THE TIMING AND EFFICIENCY OF ACHIEVING FULL FUNCTIONALITY IN INFORMATION SYSTEMS DEVELOPED TO COLLECT, COMPILE AND EXECUTE CUSTOMER ORDERS, AND THE COST OF EXTERNAL CONTRACTOR SERVICES RELATING THERETO. IF NOT MENTIONED ABOVE, OTHER FACTORS (INCLUDING: IDENTIFICATION, COMPLETION AND RESULTS OF ACQUISITIONS, INVESTMENTS, AND OTHER STRATEGIC BUSINESS INITIATIVES; AND INDUSTRY AND GENERAL ECONOMIC CONDITIONS) CAN SIGNIFICANTLY IMPACT THE COMPANY'S CAPITAL EXPENDITURES. ACTUAL RESULTS MAY VARY MATERIALLY FROM FORWARD-LOOKING STATEMENTS AND THE ASSUMPTIONS ON WHICH THEY ARE BASED. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE OR PUBLISH IN THE FUTURE ANY FORWARD-LOOKING STATEMENTS.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  The following documents are filed as exhibits to this Report.

          11.1 Computation of net income per share.

          11.2 Company press release dated June 9, 1999.

          11.3 Company press release dated July 27, 1999.

          27.1 Financial data schedule (EDGAR filing only).

     (b)  Reports on Form 8-K.

               None.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        DEPARTMENT 56, INC.



Date:     August 17, 1999       /s/ Susan E. Engel
                                -----------------------------------------
                                Susan E. Engel
                                Chairwoman, Chief Executive Officer and
                                Director



Date:     August 17, 1999       /s/ Gregg A. Peters
                                -----------------------------------------
                                Gregg A. Peters
                                Director of Finance and Principal
                                Accounting Officer

                                   EXHIBIT INDEX

EXHIBIT                        EXHIBIT                                   PAGE
NUMBER                          NAME                                    NUMBER
------                        --------                                 --------
11.1                Computation of net income per share.

11.2                Company press release dated June 9, 1999.

11.3                Company press release dated July 27, 1999.

27.1                Financial data schedule (EDGAR filing only).