Form 10-Q
period 1999-10-02
DEPARTMENT 56 INC
filed 1999-11-02
CIK 902270

QuickLinks

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:         October 2, 1999

Commission file number:         1-11908

                Department 56, Inc.
(Exact name of registrant as specified in its charter)

Delaware	13-3684956
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes   X          No

    As of October 2, 1999, 16,733,184 shares of the registrant's common stock, par value $.01 per share, were outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

DEPARTMENT 56, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands)

ASSETS

	OCTOBER 2, 1999	JANUARY 2, 1999
CURRENT ASSETS:
Cash and cash equivalents	$446	$2,783
Accounts receivable, net	146,803	26,170
Inventories	26,959	18,287
Other current assets	12,167	10,661

Total current assets	186,375	57,901
PROPERTY AND EQUIPMENT, net	25,017	17,722
GOODWILL, TRADEMARKS AND OTHER, net	155,281	157,531
DEFERRED FINANCING COSTS AND OTHER ASSETS	1,517	129

	$368,190	$233,283

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Revolving line of credit	$132,500	$—
Accounts payable	9,241	11,100
Other current liabilities	21,637	17,525

Total current liabilities	163,378	28,625
DEFERRED TAXES	5,923	5,923
LONG-TERM DEBT	20,000	20,000
STOCKHOLDERS' EQUITY	178,889	178,735

	$368,190	$233,283

See notes to condensed consolidated financial statements.

DEPARTMENT 56, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In thousands, except per share amounts)

	QUARTER ENDED OCTOBER 2, 1999	QUARTER ENDED OCTOBER 3, 1998
NET SALES	$75,093	$71,512
COST OF SALES	31,009	29,808

Gross profit	44,084	41,704
OPERATING EXPENSES:
Selling, general, and administrative	16,494	14,318
Amortization of goodwill, trademarks and other	1,290	1,258

Total operating expenses	17,784	15,576

INCOME FROM OPERATIONS	26,300	26,128
OTHER EXPENSE (INCOME):
Interest expense	2,224	1,623
Other, net	(54)	(71)

INCOME BEFORE INCOME TAXES	24,130	24,576
PROVISION FOR INCOME TAXES	9,171	9,585

NET INCOME	$14,959	$14,991

NET INCOME PER COMMON SHARE	$0.88	$0.82

NET INCOME PER COMMON SHARE ASSUMING DILUTION	$0.87	$0.81

See notes to condensed consolidated financial statements.

DEPARTMENT 56, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In thousands, except per share amounts)

	39 WEEKS ENDED OCTOBER 2, 1999	39 WEEKS ENDED OCTOBER 3, 1998
NET SALES	$191,462	$190,459
COST OF SALES	78,239	79,112

Gross profit	113,223	111,347
OPERATING EXPENSES:
Selling, general, and administrative	45,446	39,553
Amortization of goodwill, trademarks and other	3,822	3,668

Total operating expenses	49,268	43,221

INCOME FROM OPERATIONS	63,955	68,126
OTHER EXPENSE (INCOME):
Interest expense	4,136	3,364
Other, net	73	(490)

INCOME BEFORE INCOME TAXES	59,746	65,252
PROVISION FOR INCOME TAXES	22,705	25,651

NET INCOME	$37,041	$39,601

NET INCOME PER COMMON SHARE	$2.11	$2.10

NET INCOME PER COMMON SHARE ASSUMING DILUTION	$2.08	$2.06

See notes to condensed consolidated financial statements.

DEPARTMENT 56, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	39 WEEKS ENDED OCTOBER 2, 1999	39 WEEKS ENDED OCTOBER 3, 1998
CASH FLOWS FROM OPERATING ACTIVITIES—
Net cash used in operating activities	$(85,701)	$(49,363)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(10,111)	(3,248)
Acquisitions	(1,793)	(4,660)

Net cash used in investing activities	(11,904)	(7,908)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	1,149	2,648
Net borrowings under revolving credit facility	132,500	75,500
Stock repurchases	(38,381)	(56,074)

Net cash provided by financing activities	95,268	22,074

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,337)	(35,197)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,783	37,361

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$446	$2,164

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION—
Cash paid for:
Interest	$5,373	$2,897
Income taxes	$21,701	$22,498

See notes to condensed consolidated financial statements.

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

    The results of operations for the quarter ended October 2, 1999 and the 39 weeks ended October 2, 1999 are not necessarily indicative of the results for the full fiscal year.

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

3. Stockholders' Equity

    On May 10, 1999, the Board of Directors of the Company authorized a stock repurchase program providing for the repurchase in open market and privately negotiated transactions of up to an additional 3.0 million shares valid through the end of the Company's 2000 fiscal year. During the quarter ended October 2, 1999, the Company repurchased 634,000 shares at a cost of $17.4 million under its existing stock repurchase program. During the 39 weeks ended October 2, 1999, the Company repurchased 1,351,300 shares at a cost of $38.4 million. Since January 1997, the Company has repurchased a total of 5.2 million shares at an average price of $29 per share. As of October 2, 1999, the Company was authorized to repurchase 2.3 million additional shares under these programs through the end of 2000. The timing and number of shares repurchased under these programs will be determined at the discretion of the Company's management and subject to continued compliance with the Company's credit facilities.

4. Acquisitions

    During May 1999, the Company acquired substantially all of the assets of the independent sales representative organization that represented the Company's products in Massachusetts and several other eastern states. During August 1999, the Company acquired substantially all of the assets of the independent sales representative organization that represented the Company's products in Minnesota and several other Midwestern states.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Comparison of Results of Operations for the Quarter Ended October 2, 1999 to the Quarter Ended October 3, 1998.

	Quarter Ended October 2, 1999		Quarter Ended October 3, 1998
	(Dollars in millions)
	Dollars	% of Net Sales	Dollars	% of Net Sales

Net sales	$75.1	100%	$71.5	100%
Gross profit	44.1	59	41.7	58
Selling, general, and administrative expenses	16.5	22	14.3	20
Amortization of goodwill, trademarks and other	1.3	2	1.3	2
Income from operations	26.3	35	26.1	37
Interest expense	2.2	3	1.6	2
Other expense (income), net	(0.1)	—	(0.1)	—
Income before income taxes	24.1	32	24.6	34
Provision for income taxes	9.2	12	9.6	13
Net income	15.0	20	15.0	21

    Net Sales.  Net sales increased $3.6 million, or 5%, from $71.5 million in the third quarter of 1998 to $75.1 million in the third quarter of 1999. The increase in sales was principally due to an increase in volume, offset partially by an increase in the amount provided for returned product. Sales of the Company's Village Series products increased $1.5 million, or 3%, while sales of General Giftware products increased $2.1 million, or 8% between the two periods. Village Series and General Giftware products represented 63% and 37%, respectively, of the Company's net sales during the third quarter of 1999.

    Gross Profit.  Gross profit increased $2.4 million, or 6%, between the third quarter of 1998 and the third quarter of 1999. The increase in gross profit was principally due to the increase in sales volume. Gross profit as a percentage of net sales increased from 58% in the third quarter of 1998 to approximately 59% in the third quarter of 1999, principally due to a change in the mix of product shipped, offset partially by an increase in the amount provided for returned product.

    Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $2.2 million, or 15%, between the third quarter of 1998 and the third quarter of 1999. The increase is principally due to the one time write-off of certain acquisition related investigatory costs. Additional factors include expenses associated with operation of the Company's first retail store, an increase in depreciation expense associated with the Company's implementation of its new integrated computer system, an increase in marketing expense, an increase in distribution expense, offset partially by a decrease in commission expense. Selling, general and administrative expenses as a percentage of sales was 22% and 20% in the third quarter of 1999 and 1998, respectively.

    Income from Operations.  Income from operations increased $0.2 million, or 1%, between the third quarter of 1998 and the third quarter of 1999 due to the factors described above. Income from operations was 35% and 37% of net sales in the third quarter of 1999 and 1998, respectively.

    Interest Expense.  Interest expense increased $0.6 million, or 37%, between the third quarter of 1998 and the third quarter of 1999 principally due to increased borrowings under the revolving line of credit in 1999. Additional borrowings were required as a result of lower cash collections which were impacted by the timing and manner in which invoices and statements were mailed to customers as a result of the implementation of the new integrated computer system.

    Provision for Income Taxes.  The effective tax rate was 39% during the third quarter of 1998 and 38% during the third quarter of 1999.

RESULTS OF OPERATIONS

Comparison of Results of Operations for the 39 weeks ended October 2, 1999 to the 39 weeks ended October 3, 1998.

	39 Weeks Ended October 2, 1999		39 Weeks Ended October 3, 1998
	(Dollars in millions)
	Dollars	% of Net Sales	Dollars	% of Net Sales

Net sales	$191.5	100%	$190.5	100%
Gross profit	113.2	59	111.3	58
Selling, general, and administrative expenses	45.5	24	39.6	21
Amortization of goodwill, trademarks and other	3.8	2	3.7	2
Income from operations	64.0	33	68.1	36
Interest expense	4.1	2	3.4	2
Other expense (income), net	0.1	—	(0.5)	—
Income before income taxes	59.7	31	65.3	34
Provision for income taxes	22.7	12	25.7	13
Net income	37.0	19	39.6	21

    Net Sales.  Net sales increased $1.0 million, or 1%, from $190.5 million in 1998 to $191.5 million in 1999. The increase in sales was principally due to an increase in sales volume, offset partially by an increase in the amount provided for returned product. Sales of the Company's Village Series products increased $3.4 million, or 3%, while sales of General Giftware products decreased $2.4 million, or 4% between the two periods. Village Series and General Giftware products represented 67% and 33%, respectively, of the Company's net sales in 1999.

    Gross Profit.  Gross profit increased $1.9 million, or 2%, between 1998 and 1999. Gross profit as a percentage of net sales increased from 58% in 1998 to approximately 59% in 1999, principally due to a change in the mix of product shipped, offset partially by an increase in the amount provided for returned product.

    Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $5.9 million, or 15%, between 1998 and 1999. The increase is principally due to the one time write-off of certain acquisition related investigatory costs. Additional factors include an increase in showroom expenses as a result of the Company's acquisition of showrooms during 1998 and 1999, expenses associated with operation of the Company's first retail store, an increase in depreciation expense associated with the Company's implementation of its new integrated computer system, an increase in marketing expense, an increase in distribution expense, offset partially by a decrease in commission expense. Selling, general and administrative expenses as a percentage of sales increased from approximately 21% in 1998 to 24% in 1999.

    Income from Operations.  Income from operations decreased $4.2 million, or 6%, between 1998 and 1999 due to the factors described above. Income from operations was 36% and 33% of net sales in 1998 and 1999, respectively.

    Interest Expense.  Interest expense increased $0.8 million, or 23%, between 1998 and 1999 principally due to increased borrowings under the revolving line of credit in 1999. Additional borrowings were required as a result of lower cash collections which were impacted by the timing and manner in which invoices and statements were mailed to customers as a result of the implementation of the new integrated computer system.

    Provision for Income Taxes.  The effective tax rate was 39.3% during the 39 weeks ended October 3, 1998 and 38% during the 39 weeks ended October 2, 1999.

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

    Accounts receivable increased from $114.4 million at October 3, 1998 to $146.8 million at October 2, 1999. The increase in accounts receivable was principally due to lower cash collections which were impacted by the timing and manner in which invoices and statements were mailed to customers as a result of the implementation of the new integrated computer system.

    In April 1999, the Company executed a lease for a new distribution center in Minnesota. In 2000, the Company plans to consolidate its three current distribution centers into the new distribution center. The lease provides for a 10-year term, with options to renew the lease, as well as to expand and/or acquire the facility, and requires minimum future annual rentals that approximate the combined annual rentals of the three existing distribution centers.

    On May 10, 1999, the Board of Directors of the Company authorized a stock repurchase program providing for the repurchase in open market and privately negotiated transactions of up to an additional 3.0 million shares valid through the end of the Company's 2000 fiscal year. During the quarter ended October 2, 1999, the Company repurchased 634,000 shares at a cost of $17.4 million under its existing stock repurchase program. During the 39 weeks ended October 2, 1999, the Company repurchased 1,351,300 shares at a cost of $38.4 million. Since January 1997, the Company has repurchased a total of 5.2 million shares at an average price of $29 per share. As of October 2, 1999, the Company was authorized to repurchase 2.3 million additional shares under these programs through the end of 2000. The timing and number of shares repurchased under these programs will be determined at the discretion of the Company's management and subject to continued compliance with the Company's credit facilities.

YEAR 2000

    On January 3, 1999, the Company substantially implemented a new integrated computer system, which replaced its primary operating and financial computing systems. The vendor of the core software program for the new integrated system has indicated that this system will substantially address Year 2000 requirements, and the Company does not anticipate that it will experience any material disruption to its transaction processing operations or financial or accounting functions solely as a result of the failure of any of its systems to be Year 2000 compliant. The Company is continuing to monitor and evaluate its new and existing systems so that, in the event substantial non-compliance with Year 2000 needs is detected, the remainder of 1999 can be utilized to achieve necessary functionality.

    Total expenditures (aside of internal labor costs) for implementation of the new system is expected to be approximately $10.1 million. Approximately $7.4 million of the systems expenditures have been incurred as of October 2, 1999. Hardware, software and certain project costs were capitalized and will be amortized over their useful lives. All other costs were expensed as incurred.

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

Customer Orders Entered (1)
(In millions)

	1st Qtr		2nd Qtr	3rd Qtr	4th Qtr	Total
1997	$161		$44	$34	$6	$245
1998	174		50	37	8	269
1999	182	(2)	48	40	—	—

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

    The Company shipped and recorded as net sales approximately 91% and 90% of its annual customer orders in 1998 and 1997, respectively. Orders not shipped in a particular period, net of cancellations, returns, allowances and cash discounts, are carried into backlog. The backlog was $64.3 million as of October 2, 1999, as compared to $61.2 million as of October 3, 1998.

    Through the third quarter of 1999, customer orders entered increased 3% as compared to the same period for 1998. Customer orders entered for Village Series products have increased 6% through the third quarter of 1999 while customer orders entered for General Giftware products have decreased 1%.

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

  11.1
  Computation of net income per share.

  27.1
  Financial data schedule (EDGAR filing only).

  99.1
  Company press release, dated October 26, 1999.

  (b)
  Reports on Form 8-K.

        None.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEPARTMENT 56, INC.
Date: November 2, 1999	/s/ SUSAN E. ENGEL Susan E. Engel Chairwoman, Chief Executive Officer and Director
Date: November 2, 1999	/s/ PERCY C. TOMLINSON, JR. Percy C. Tomlinson, Jr. Executive Vice President and Chief Financial Officer
Date: November 2, 1999	/s/ GREGG A. PETERS Gregg A. Peters Director of Finance and Principal Accounting Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Name	Page Number

11.1	Computation of net income per share.
27.1	Financial data schedule (EDGAR filing only).
99.1	Company press release, dated October 26, 1999.

QuickLinks

PART I—FINANCIAL INFORMATION

  Item 1. Financial Statements

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  RESULTS OF OPERATIONS
  RESULTS OF OPERATIONS
  LIQUIDITY AND CAPITAL RESOURCES
  YEAR 2000
  FOREIGN EXCHANGE

  EFFECT OF INFLATION
  SEASONALITY AND CUSTOMER ORDERS
  Item 6. Exhibits and Reports on Form 8-K.

SIGNATURES

EXHIBIT INDEX