Form 10-K
period 2000-01-01
DEPARTMENT 56 INC
filed 2000-03-31
CIK 902270

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required) For the fiscal year ended January 1, 2000
OR
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required) For the transition period from to .

Commission file number 1-11908

DEPARTMENT 56, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3684956 (I.R.S. Employer Identification No.)
One Village Place 6436 City West Parkway Eden Prairie, MN (Address of principal executive offices)	55344 (Zip Code)

(612) 944-5600
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.01 per share	New York Stock Exchange

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

    The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $207,950,546 as of March 21, 2000 (based on the closing price of consolidated trading in the Common Stock on that date as published in Yahoo! Finance). For purposes of this computation, shares held by affiliates and by directors and officers of the registrant have been excluded. Such exclusion of shares held by directors and officers is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

    Number of Shares of Common Stock, par value $.01 per share, outstanding as of March 21, 2000: 14,636,577

DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Company's definitive Proxy Statement for the 2000 Annual Meeting of Stockholders filed with the Securities and Exchange Commission concurrently with this Form 10-K (the "2000 Proxy Statement") are incorporated by reference in Part III.

FORM 10-K TABLE OF CONTENTS

PART I

Item 1. BUSINESS

General

Department 56, Inc. (including its direct and indirect subsidiaries, "Department 56" or the "Company") is a leading designer, importer and distributor of fine quality collectibles and other giftware products sold through gift, home accessory and specialty retailers. The Company is best known for its Village Series of collectible, handcrafted, lit ceramic and porcelain houses, buildings and related accessories in The Original Snow Village® Collection and The Heritage Village Collection® as well as its extensive line of holiday and home decorative accessories, including its Snowbabies™ collectible porcelain and pewter handpainted figurines.

The Company was incorporated in Delaware in 1992 to hold the equity of a Minnesota corporation formed in 1984 under the name "Department 56, Inc.," which has since changed its name to "D 56, Inc." and has continued as the Company's principal operating subsidiary.

The Company seeks complementary businesses that reinforce synergies, allow it to supplement its internal product development and accelerate its penetration into new markets and new channels. In this connection, in the first quarter of fiscal year 2000 the Company completed a $4 million strategic minority investment in 2-Day Designs, Inc., a manufacturer and marketer of high quality accent furniture and wooden accessories sold primarily through furniture, home furnishings, and catalog retailers. Ths Company's focused, multi-faceted strategy is intended to position Department 56 as the premier giftware and collectibles company for the future.

Products

Village Series Products.  Department 56 is best known for its Village Series, several series of collectible, handcrafted, lit ceramic and porcelain houses, buildings and related accessories that depict nostalgic scenes. The Company introduces new lit pieces, limited edition pieces, figurines and other accessories each year to complement and provide continuity to the collections. To allow for these new introductions and to keep each series appropriately balanced, the Company has traditionally retired a number of its existing pieces from production each year. Retirement decisions are based on management's judgment as to, among other things, expected consumer demand, whether a piece continues to fit the evolving design characteristics of a series, manufacturing considerations and importantly injecting an element of surprise.

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

General Giftware.  The Company offers a wide range of other decorative giftware and home accessory items, including the Company's Snowbabies and Snowbunnies® collectible figurines, Candle CrownTM candle extinguishers, Christmas, Easter, and non-seasonal decorative items, tableware, decorative tins, acrylics, "teddy bears" and other "plush" items, and gift bags. Department 56 develops these decorative giftware and home accessories both to satisfy specific consumer demand and to introduce new product concepts that may develop into important product lines for the Company in the future. Snowbabies figurines, originally introduced in 1987 as part of the Company's general Christmas collection, rapidly became a popular product line and subsequently have achieved their own collectible status. Candle Crown candle extinguishers, introduced in January 2000, provide a new product category to the North American gift and collectible marketplace, and are composed of collections and coordinating accessories which enable continuity purchases. General Giftware products are generally offered as a line of products developed around a central design theme. The Company updates its product offerings twice a year and currently maintains an aggregate of approximately 3,700 stock keeping units, of which approximately 3,100 are General Giftware products.

Customers

The Company's principal customers (accounting for approximately 92% of its sales) are approximately 17,500 independent gift retailers across the United States. These retailers include approximately 1,800 independently owned Gold Key and Showcase Dealers, who receive special recognition and qualify for improved sales terms, and who must satisfy certain requirements, such as maintaining the Company's products on display in an attractive setting for at least six months. Approximately 8% of the Company's sales are made to department stores and mail order houses. No single account represented more than 3% of the Company's sales in fiscal 1999. The Company provides volume discounts to its customers with respect to most of its products. The Company has generally had only limited sales outside the United States. International sales were less than 3% of the Company's sales in fiscal 1999.

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

Marketing and Advertising

Department 56 sells its products through 8 corporate showrooms and 2 independently operated wholesale showrooms which cover the major giftware market areas in the United States and Canada. The Company's headquarters in Eden Prairie, Minnesota has a 10,000 square-foot atrium showroom where all of its products, including retired Village Series lighted pieces and Snowbabies figurines, are displayed. The Company is also embarking on business to business extranet/e-commerce initiatives in order to develop greater operational efficiencies and merchandising effectiveness for the Company and its retailers in the future. In addition, the Company sells through giftware trade shows throughout the United States. In 1999, the Company opened a retail store in the Mall of America outside Minneapolis which has helped to increase the visibility of the brand and cultivated consumer awareness. The creation of an additional 1 or 2 corporately owned stores during 2000 is currently under consideration. Tests have been conducted of product sales through home television shopping, direct mail, Internet-based retailers and corporate gift programs. The Company intends to maintain flexibility in its marketing and distribution strategies in order to take advantage of opportunities that may develop in the future.

The Company advertises its products to retailers principally through trade journals, giftware trade shows and brochures, and provides merchandising and product information to its collectible product dealers through a periodical newsletter. It advertises to consumers through brochures, point of sale information and seasonal advertisements in magazines and newspapers, and booth presence at major collectibles expos. The Company has also expanded its consumer advertising through use of cooperative advertising with its Gold Key Dealers using various media formats. In addition, the Company publishes and sells Fifty-SixTM, a quarterly consumer-oriented magazine which contains product-related articles and description of its product lines, and maintains an interactive consumer information center on an Internet web site. Department 56 maintains a toll-free telephone line for collector questions and participates in collector conventions. The Company also operates a collectors' club to which consumers of its Snowbabies product line may subscribe for exclusive product offerings and information.

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

Department 56 believes that its relationships with its manufacturers, and the quality of their craftsmanship, provide a competitive advantage and are a significant contributor to the Company's success. The Company imports most of its products from the Pacific Rim, primarily The People's Republic of China, Taiwan (Republic of China) and The Philippines. The Company also imports a small percentage of its products from sources in India, and occasionally from sources in Europe (primarily Italy, England, Poland and Czechoslovakia). In fiscal 1999, the Company imported products from approximately 150 independent manufacturing sources, some of which are represented by independent trading companies. The Company's single largest manufacturing source represented approximately 10% of the Company's imports in fiscal 1999. The Company's emphasis on high quality craftsmanship at affordable prices limits the sources from which the Company chooses to obtain products. The Company has long-standing relationships with the majority of its manufacturers (many for ten years or more) and often purchases (typically on a year-to-year basis) a manufacturer's entire output for a year. As a result of these relationships, the Company has experienced a low turnover of its manufacturing sources.

The design and manufacture of the Company's Village Series products are complex processes. The path from final conception of the design idea to market introduction typically takes approximately 12 months, although the Company has initiated processes intended to reduce this time substantially. Products other than the Company's collectibles lines can generally be introduced within a few months after a decision is made to produce the product. The Company's Village Series products are principally composed of ceramic and porcelain clays and the Company's other products are designed in a variety of media, including paper, ceramic and resin.

Distribution and Systems

The products sold by the Company in the United States are generally shipped by ocean freight from abroad and then by rail to the Company's two warehouse and distribution centers, each located within

10 miles of the other in the southwest quadrant of the Minneapolis/St. Paul metropolitan area. In April 2000, the Company plans to consolidate its distribution operations from the existing two distribution centers and a storage facility into a new distribution center. Shipments from the Company to its customers are handled by United Parcel Service or commercial trucking lines.

The Company utilizes Year 2000 compliant computer systems to maintain order processing from the time a product enters the Company's system through shipping and ultimate payment collection from its customers. The Company also uses handheld optical scanners and bar coded labels in accepting orders at wholesale showrooms throughout the United States. In addition, computer and communication software systems allow on-line information access between the Company's headquarters and its showrooms, and those systems generally provide direct linkage with the Company's field salesforce.

Backlog and Seasonality

The Company receives products, pays its suppliers and ships products throughout the year, although the majority of shipments historically have occurred in the second and third quarters of each year as retailers stock merchandise in anticipation of the winter holiday season. The Company continues to ship merchandise until mid-December each year. Accordingly, the Company's backlog typically is lowest at the beginning of January. As of January 1, 2000, Department 56 had unfilled wholesale orders of approximately $5.4 million, compared to $4.0 million at January 2, 1999. All of the backlog is scheduled to be shipped to customers during the current fiscal year. Approximately 7% to 8% of the Company's total annual customer orders have been cancelled in each of the last three years for a number of reasons, primarily including inventory shortages and customer credit considerations.

Department 56 experiences a significant seasonal pattern in its working capital requirements and operating results. During the first quarter of each of the last three years, the Company received approximately 65% of its annual orders for such year. The Company offers extended payment terms to many of its customers for seasonal merchandise. Accordingly, the Company collects a substantial portion of its accounts receivable in the fourth quarter. Due to the seasonal pattern of shipping and accounts receivable collection, the Company generally has had greater working capital needs in its second and third quarters and has experienced greater cash availability in its fourth quarter. The Company typically finances its operations through net cash and marketable securities balances, internally generated cash flow and short-term seasonal borrowings. As a result of the Company's sales pattern, the Company has historically recorded a substantial portion of its revenues in its second and third quarters.

Trademarks and other Proprietary Rights

The Company owns twenty-six U.S. trademark registrations and has pending U.S. trademark applications with respect to certain of its logos and brandnames. In addition, the Company from time to time registers selected trademarks in certain foreign countries.

Department 56 regards its trademarks and other proprietary rights as valuable assets and intends to maintain and renew its trademarks and their registrations and vigorously defend against infringement. The U.S. registrations for the Company's trademarks are currently scheduled to expire or be cancelled at various times between 2002 and 2009, but can be maintained and renewed provided that the marks are still in use for the goods and services covered by such registrations.

Competition

Department 56 competes generally for the disposable income of consumers and, in particular, with other producers of fine quality collectibles, specialty giftware and home decorative accessory products. The collectibles area, in particular, is affected by changing consumer tastes and interests. The giftware industry is highly competitive, with a large number of both large and small participants. The Company's competitors distribute their products through independent gift retailers, department stores, televised home shopping networks, internet commerce and mail order houses, or through direct response marketing. The Company believes that the principal elements of competition in the specialty giftware industry are product design and quality, product and brand-name loyalty, product display and price. These elements, as well as presence in large, category-leading retail chains, also apply in the home decor marketplace. The Company believes that its competitive position is enhanced by a variety of factors, including the innovativeness, quality and enduring themes of the Company's products, its reputation among retailers and consumers, its in-house design expertise, its sourcing and marketing capabilities and the pricing of its products. Some of the Company's competitors, however, have greater financial resources and a wider range of products than the Company.

Restrictions on Imports

The Company does not own or operate any manufacturing facilities and imports most of its products from manufacturers in the Pacific Rim, primarily The People's Republic of China, Taiwan and The Philippines. The Company also imports a small percentage of its products from sources in India, and occasionally from sources in Europe (primarily Italy, England, Poland and Czechoslovakia).

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

In fiscal 1999, approximately 76% (as compared to approximately 71% in fiscal 1998) of the Company's imports were manufactured in The People's Republic of China, which is accorded "Most Favored Nation" status on a currently temporary basis and generally is not subject to U.S. retaliatory duties. Various commercial and legal practices widespread in The People's Republic of China, including the handling of intellectual properties, as well as certain political and military actions taken or suggested by The People's Republic of China in relation to Taiwan, are under review by the United States government and, accordingly, the duty treatment of goods imported from The People's Republic of China is subject to political uncertainties. To the extent The People's Republic of China may cease to have "Most Favored Nation" status or its exports may be subject to political retaliation, the cost of importing products from such country would increase significantly, and the Company believes that there could be a short-term adverse effect on the Company until alternative manufacturing arrangements were obtained.

Employees

As of January 1, 2000, the Company had 315 full-time employees in the United States, 8 in Canada and 1 in Taiwan. Of the total workforce, approximately 90 are engaged in wholesale sales representation throughout North America and 12 are associated with the Company's corporate-owned retail properties. The Company's 77 U.S.-based warehouse, shipping and receiving personnel employed as of that date are represented by Local Union No. 638 of the Teamsters under a contract that expires on December 31, 2001. The Company believes that its labor relations are good and has never experienced a work stoppage.

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

Item 2. PROPERTIES

The Company owns or leases buildings that contain approximately 777,000 square feet of floor space. The Company's primary corporate showroom, executive offices and creative center are located in Eden Prairie, Minnesota. The Company entered into a lease agreement in April 1999 for a new warehouse and distribution facility in Rogers, Minnesota. The office building in Eden Prairie, Minnesota is owned by the Company and the remainder of the Company's facilities are leased. The following table identifies each of the facilities utilized by the Company's operations.

Facility	Location	Lease Expiration Date	Approximate Number of Square Feet
Executive Offices, Creative Center and Primary Corporate Showroom	Eden Prairie, MN	Company owned facility	66,400
Warehouse and Distribution Facility	Rogers, MN	6-30-2010	333,700
Warehouse and Distribution Facility	Eden Prairie, MN	3-31-2001	150,000
Warehouse and Distribution Facility	Bloomington, MN	2-28-2002	159,000
Showroom	Atlanta, GA	12-31-2006	12,946
Showroom	Chicago, IL	11-30-2006	7,480
Showroom	Dallas, TX	1-31-2007	9,143
Showroom	Los Angeles, CA	12-31-2002	6,600
Retail store	Bloomington, MN	4-30-2009	10,200
Showroom	Minnetonka, MN	10-31-2007	5,144
Showroom	New York, NY	12-31-2005	10,300
Showroom	Fairfax, VA	12-31-2003	4,300
Showroom	Bedford, MA	6-30-2004	1,800

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the last quarter of the year ended January 1, 2000.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Department 56's common stock is currently traded on the New York Stock Exchange ("NYSE") under the symbol "DFS." The table below sets forth the high and low sales prices as reported by the NYSE.

	High	Low
Fiscal 1999
First quarter	37.88	29.44
Second quarter	33.31	24.50
Third quarter	29.00	23.63
Fourth quarter	24.81	18.31
Fiscal 1998
First quarter	39.00	26.63
Second quarter	39.31	32.19
Third quarter	36.75	26.25
Fourth quarter	37.63	22.94

The Company has not declared or paid dividends on its Common Stock. The Company does not anticipate paying dividends in the foreseeable future. As a holding company, the ability of the Company to pay cash dividends will depend upon the receipt of dividends or other payments from its subsidiaries.

As of March 21, 2000, the number of holders of record of the Company's Common Stock was 880.

Item 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data for the years ended January 1, 2000, January 2, 1999, January 3, 1998, December 28, 1996, and December 30, 1995 should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements and related Notes thereto, included elsewhere herein.

	January 1, 2000[1]	January 2, 1999[1]	January 3, 1998[1]	December 28, 1996[1]	December 30, 1995[1]
	(In thousands, except per share amounts)
STATEMENTS OF INCOME
Net sales	$245,856	$243,365	$219,496	$228,775	$252,047
Cost of sales	103,803	100,782	94,040	95,190	110,008

Gross profit	142,053	142,583	125,456	133,585	142,039
Operating expenses:
Selling, general and administrative[2]	61,542	56,648	49,772	47,853	45,017
Amortization of goodwill, trademarks and other intangibles	5,145	4,926	4,577	4,577	4,577

Total operating expenses	66,687	61,574	54,349	52,430	49,594

Income from operations	75,366	81,009	71,107	81,155	92,445
Other expense (income):
Interest expense	6,719	4,817	4,362	6,063	9,582
Gain on sale of aircraft[3]	—	—	(2,882)	—	—
Other, net	(153)	(397)	(1,086)	(648)	(439)

Income before income taxes and extraordinary item	68,800	76,589	70,713	75,740	83,302
Provision for income taxes	26,144	30,073	27,932	29,796	33,737

Income before extraordinary item	42,656	46,516	42,781	45,944	49,565
Extraordinary charge due to refinancing of debt[4]	—	—	—	—	1,312

Net income	$42,656	$46,516	$42,781	$45,944	$48,253
Income before extraordinary item per common share assuming dilution	$2.45	$2.45	$2.05	$2.11	$2.28
Net income per common share assuming dilution	$2.45	$2.45	$2.05	$2.11	$2.22
BALANCE SHEET DATA
Working capital	$32,289	$29,276	$40,857	$67,997	$36,015
Total assets	287,108	233,283	259,695	285,733	259,085
Total debt	102,500	20,000	40,000	60,000	80,000
Total stockholders' equity[5]	152,924	178,735	186,655	196,757	150,286
1
The years ended December 30, 1995, December 28, 1996, January 2, 1999 and January 1, 2000 were 52-week periods, and the year ended January 3, 1998, was a 53-week period.

2
Selling, general and administrative expenses for the year ended December 30, 1995 included $2,872 of net customs duties refunds and related interest. The refunds pertained principally to certain merchandise imported into the United States from 1989 to 1994.

3
See Note 6 to the Consolidated Financial Statements.

4
During February 1995, the Company entered into a credit agreement and recorded an extraordinary charge of $1,312, net of income taxes, to write-off deferred financing costs.

5
The Company has not declared or paid dividends on its Common Stock. The Company does not anticipate paying dividends in the foreseeable future. As a holding company, the ability of the Company to pay cash dividends will depend upon the receipt of dividends or other payments from its subsidiaries.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the results of operations and financial condition should be read in conjunction with the Department 56, Inc. Consolidated Financial Statements and related Notes thereto, included elsewhere herein.

	1999		1998		1997
	(In millions, except per share amounts)
	Dollars	Percent of Net Sales	Dollars	Percent of Net Sales	Dollars	Percent of Net Sales
Net sales	$245.9	100%	$243.4	100%	$219.5	100%
Gross profit	142.1	58	142.6	59	125.5	57
Selling, general and administrative expenses	61.5	25	56.6	23	49.8	23
Amortization of goodwill, trademarks and other intangibles	5.2	2	4.9	2	4.6	2
Income from operations	75.4	31	81.0	33	71.1	32
Interest expense	6.7	3	4.8	2	4.4	2
Gain on sale of aircraft	—	—	—	—	(2.9)	(1)
Other, net	(.2)	—	(.4)	—	(1.1)	(1)
Income before income taxes	68.8	28	76.6	31	70.7	32
Provision for income taxes	26.1	11	30.1	12	27.9	13
Net income	42.7	17	46.5	19	42.8	19
Net income per common share assuming dilution	2.45		2.45		2.05
Operating cash flow[1]	84.9		88.7		81.7
1
Operating cash flow represents earnings before interest, income taxes, depreciation and amortization. Operating cash flow is used by management and certain investors as an indicator of a company's historical ability to service debt. However, operating cash flow is not intended to represent cash flow from operations for the period, nor has it been presented as an alternative to either (i) operating income (as determined by GAAP) as an indicator of operating performance or (ii) cash flow from operating, investing and financing activities (as determined by GAAP). Operating cash flow is, therefore, susceptible to varying calculations and, as presented, may not be comparable to other similarly titled measures of other companies.

COMPARISON OF RESULTS OF OPERATIONS 1999 TO 1998

Net Sales—Net sales increased $2.5 million, or 1%, from $243.4 million in 1998 to $245.9 million in 1999. The increase in sales was principally due to an increase in sales volume, offset partially by an increase in the amount provided for returned product. Sales of Village Series products increased 5% from 1998 to 1999, while General Giftware product sales decreased 6% during the same period. Village Series products continued to account for the most significant portion of the Company's sales, 67% in 1999 versus 65% in 1998.

Gross Profit—Gross Profit decreased $.5 million, or less than 1%, between 1998 and 1999. Gross profit as a percentage of sales decreased from 58.6% in 1998 to 57.8% in 1999, principally due to an increase in the amount provided for returned product.

Selling, General and Administrative Expenses—Selling, general and administrative expenses increased $4.9 million, or 9%, between 1998 and 1999. The increase is principally due to a 31% increase in distribution expenses, a 12% increase in marketing expenses and a 2% increase in administrative expenses. The increase in distribution expense was principally due to a $.9 million charge related to the Company's consolidation of its two current distribution centers and a storage facility into one new distribution center in 2000, and a 63% increase in temporary labor due to the shipping difficulties experienced as a result of the implementation of the Company's new integrated computer system. The increase in administrative expenses is principally due to an increase in bad debt expense, the write-off of failed acquisition costs, an increase in showroom expense as a result of the Company's acquisition of showrooms during 1999 and 1998, an increase in depreciation expense associated with the implementation of the integrated computer system, and expenses associated with the operation of the Company's first retail store. These increases were principally offset by a decrease in commission expense due to the acquisition of showrooms, a decrease in bonus expense and a decrease in other administrative expenses. Selling, general and administrative expenses as a percentage of sales was 23% and 25% during 1998 and 1999, respectively.

Income from Operations—Income from operations decreased $5.6 million, or 7%, from 1998 to 1999 due to the factors described above. Operating margins decreased from 33% of net sales in 1998 to 31% of net sales in 1999.

Interest Expense—Interest expense increased $1.9 million, or 40%, between 1998 and 1999 principally due to increased borrowings under the revolving credit agreement. Additional borrowings were required as a result of slower cash collections which were impacted by the timing and manner in which invoices, shipping documents and statements were mailed to customers as a result of the implementation of the new integrated computer system. Additional borrowings were also required due to increased capital expenditures.

Provision for Income Taxes—The effective income tax rate was 39.3% and 38.0% during 1998 and 1999, respectively.

COMPARISON OF RESULTS OF OPERATIONS 1998 TO 1997

Net Sales—Net sales increased $23.9 million, or 11%, from $219.5 million in 1997 to $243.4 million in 1998. This increase was due principally to an increase in volume. Sales of Village Series products increased 13% from 1997 to 1998, while General Giftware product sales increased 7% during the same period. Village Series products continued to account for the most significant portion of the Company's sales, 65% in 1998 versus 64% in 1997.

Gross Profit—Gross Profit increased $17.1 million, or 14%, between 1997 and 1998. Gross profit as a percentage of sales increased from 57.2% in 1997 to 58.6% in 1998, principally due to a change in the mix of product shipped during 1998 as compared to 1997 and the benefit derived from selling directly to the Canadian market.

Selling, General and Administrative Expenses—Selling, general and administrative expenses increased $6.9 million, or 14%, between 1997 and 1998 principally due to a 45% increase in marketing expenses, a 19% increase in distribution expenses, and a 6% increase in administrative expense. Selling, general and administrative expenses as a percentage of sales was 23% in both 1997 and 1998.

Income from Operations—Income from operations increased $9.9 million, or 14%, from 1997 to 1998 due to the factors described above. Operating margins increased from 32% of net sales in 1997 to 33% of net sales in 1998.

Interest Expense—Interest expense increased $.5 million, or 10%, between 1997 and 1998 principally due to increased borrowings under the revolving credit agreement, offset by a decrease in interest expense from the repayment of $20 million of debt in December 1997. Borrowings under the revolving credit agreement increased as a result of the timing of stock repurchases and the increase in capital expenditures and acquisitions.

Provision for Income Taxes—The effective income tax rate was 39.5% and 39.3% during 1997 and 1998, respectively.

SEASONALITY

Historically, principally due to the timing of wholesale trade shows early in the calendar year and the limited supply of the Company's products, the Company has received the majority of its total annual customer orders during the first quarter of each year. The Company entered 65% of its total annual customer orders for both 1999 and 1998, during the first quarter of each of those years. Cancellations of total annual customer orders were approximately 8% and 7% in 1999 and 1998, respectively.

The Company shipped and recorded as net sales (net of returns, allowances and cash discounts), approximately 87% and 91% of its annual customer orders in 1999 and 1998, respectively. Orders not shipped in a particular year, net of cancellations, are carried into backlog for the following year and have historically been orders for Spring and Easter products. The Company's backlog was $5.4 million and $4.0 million at January 1, 2000 and January 2, 1999, respectively.

The Company receives products, pays its suppliers and ships products throughout the year, although historically the majority of shipments occur in the second and third quarters as retailers stock merchandise in anticipation of the holiday season. As a result of this seasonal pattern, the Company generally records its highest sales during the second and third quarters of each year. The Company expects this seasonal pattern to continue for the foreseeable future. The Company can experience fluctuations in quarterly sales growth and related net income compared with the prior year due to the timing of receipt of product from suppliers and subsequent shipment of product from the Company to customers, as well as the timing of orders placed by customers. The Company is not managed to maximize quarter-to-quarter results, but rather to achieve broader, long-term annual growth consistent with the Company's business strategy.

	1999					1998
	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	Total	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	Total
Customer orders entered[1]	$182.3	$47.7	$39.9	$11.4	$281.3	$173.7	$50.0	$37.1	$7.7	$268.5
Net sales	33.7	82.7	75.1	54.4	245.9	49.0	69.9	71.5	52.9	243.4
Gross profit	19.9	49.2	44.1	28.8	142.1	28.4	41.2	41.7	31.2	142.6
Selling, general and administrative expenses	12.5	16.5	16.5	16.1	61.5	11.6	13.6	14.3	17.1	56.6
Amortization of goodwill, trademarks and other intangibles	1.3	1.3	1.3	1.3	5.2	1.2	1.3	1.3	1.3	4.9
Income from operations	6.2	31.5	26.3	11.4	75.4	15.7	26.3	26.1	12.9	81.0
Net income	3.3	18.7	15.0	5.6	42.7	9.2	15.4	15.0	6.9	46.5
Net income per common share assuming dilution[2]	0.18	1.04	0.87	0.35	2.45	0.47	0.80	0.81	0.38	2.45
1
Customer orders entered are orders received and approved by the Company, subject to cancellation for various reasons including credit considerations, inventory shortages, and customer requests.

2
See Note 11 to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

In March 1999, the Company entered into a new credit agreement providing a $100 million revolving credit facility and a $150 million revolver/term loan. The $150 million revolver/term loan converts to a four-year term loan after one year.

The Company used the proceeds of the revolver/term loan to refinance the remaining $20 million term loan under its former credit agreement. In connection therewith, the Company recorded $1.7 million in deferred financing fees, which are being amortized over the life of the credit agreement.

The revolving credit facility provides for borrowings of up to $100 million including letters of credit. The letters of credit are issued primarily in connection with inventory purchases. The credit agreement contains numerous financial and operating covenants, including restrictions on incurring indebtedness and liens, selling property and paying dividends. In addition, the Company is required to satisfy consolidated net worth, interest coverage ratio and leverage ratio tests, in each case at the end of each fiscal quarter. None of these restrictions are expected to have a material adverse effect on the Company's ability to operate in the future.

During the first quarter of 2000, the Company borrowed an additional $90 million of term debt under its current credit facility. As of March 17, 2000, the total term debt outstanding is $150 million. All term debt is four-year term debt which requires annual amortization payments of 15%, 20%, 25%, and 40% due March 2001, 2002, 2003, and 2004, respectively. The proceeds will be used primarily to fund the Company's share repurchase program, other strategic initiatives, and general corporate purposes.

The Company believes that its internally generated cash flow and seasonal borrowings under the revolving credit facility will be adequate to fund operations and capital expenditures for the next 12 months.

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

Accounts receivable increased from $26.2 million at January 2, 1999 to $65.6 million at January 1, 2000. The increase in accounts receivable was principally due to lower cash collections which were impacted by the timing and manner in which invoices, shipping documents and statements were mailed to customers as a result of the implementation of the Company's integrated computer system. As of March 18, 2000, the Company's accounts receivable were $69.1 million, as compared to a comparable historical balance of less than $40 million. Management believes there is adequate provision for any doubtful accounts receivable and sales returns that may arise.

Capital expenditures were $16.4 million, $6.8 million, and $7.8 million for 1999, 1998 and 1997, respectively. Included in 1999 and 1998 capital expenditures is $7.7 million and $4.1 million, respectively, incurred in connection with the Company's implementation of its integrated computer system. The new integrated system significantly updates the Company's predecessor information system capabilities and eliminated the Year 2000 issues for the Company's primary business systems. During 1999, capital expenditures related to the Company's new distribution facility and the

Company's first retail store totaled $5.7 million and $2.0 million, respectively. Included in 1997 capital expenditures is $4.9 million in connection with the Company's exercise of a purchase option under its aircraft lease agreement. See Note 6 to the Consolidated Financial Statements.

During 1999, the Company acquired substantially all of the assets of the independent sales representative organizations that represented the Company's products in Massachusetts and several other eastern states, Minnesota and several other midwestern states and Texas and several surrounding southern states. The cost of these acquisitions was $4.0 million.

During 1998, the Company acquired substantially all of the assets of the independent sales representative organizations that represented the Company's products in California and several surrounding western states and New York and several surrounding eastern states. Also during 1998, the Company acquired the inventory and certain other assets of its Canadian distributor. The cost of these acquisitions was $4.7 million.

In April 1999, the Company executed a lease for a new distribution center in Minnesota. The lease provides for a 10-year term, with options to renew the lease, as well as to expand and/or acquire the facility. During 2000, the Company will consolidate its two current distribution centers and storage facility into the new distribution center. Estimated costs of $.9 million (pre-tax) were recorded in 1999 related to noncancelable lease contracts associated with the existing rented facilities.

Operating cash flow, defined as earnings before interest, income tax, depreciation, and amortization expenses, decreased $3.8 million, or 4%, from $88.7 million in 1998 to $84.9 million in 1999. The decrease was principally due to the decrease in net income.

The Company has a stock repurchase program. On May 10, 1999, the Board of Directors of the Company authorized the repurchase in open market and privately negotiated transactions of up to an additional 3.0 million shares valid through the end of the Company's 2000 fiscal year. On December 15, 1999, the Board of Directors approved an additional $75 million authorization valid through the end of the Company's 2000 fiscal year. The timing, prices and amounts of shares repurchased will be determined at the discretion of the Company's management and subject to continued compliance with the Company's credit facilities. Under the program, the Company repurchased in the open market 2.9 million shares during 1999 at a weighted average price of $24 per share. The Company is authorized to repurchase an additional 0.7 million shares, in addition to the $75 million authorization, through the end of 2000.

YEAR 2000

On January 3, 1999, the Company substantially implemented a new integrated computer system, which replaced its primary operating and financial computing systems and allowed the Company to substantially address Year 2000 requirements. While the implementation did negatively impact the Company in fiscal 1999 and is expected to present increased expense in fiscal 2000, as of March 21, 2000, the Company has not experienced and does not anticipate any adverse effects on the Company's systems and operations as a result solely of Year 2000 compliance issues. Further, as of March 21, 2000, the Company has not experienced any operating problems or product failures as a result of Year 2000 compliance issues with its vendors, service providers, or customers.

Total expenditures for implementation of the integrated computer system were approximately $12 million, of which, approximately $8 million and $4 million were incurred during 1999 and 1998, respectively. Hardware, software, internal labor costs, and certain project costs were capitalized and will be amortized over their useful lives. All other costs were expensed as incurred.

FOREIGN EXCHANGE

The dollar value of the Company's assets abroad is not significant. Substantially all of the Company's sales are denominated in U.S. dollars and, as a result, are not subject to changes in exchange rates.

The Company imports its product from manufacturers located in the Pacific Rim, primarily China, Taiwan (Republic of China), and The Philippines. These transactions are principally denominated in U.S. dollars, except for imports from Taiwan which are principally denominated in New Taiwan dollars. The Company, from time to time, will enter into foreign exchange contracts or build foreign currency deposits as a partial hedge against currency fluctuations. The Company intends to manage foreign exchange risks to the extent possible and take appropriate action where warranted. The Company's costs could be adversely affected if the currencies of the Countries in which the manufacturers operate appreciate significantly relative to the U.S. dollar.

EFFECT OF INFLATION

The Company continually attempts to minimize any effect of inflation on earnings by controlling its operating costs and selling prices. During the past few years, the rate of inflation has been low and has not had a material impact on the Company's results of operations.

RECENT DEVELOPMENTS

On February 23, 2000, the Company issued a press release stating in relevant part: "We continue to see this year as a rebuilding year with our dealers... Dealer orders through February 19 were down approximately 8% against the comparable period in the prior year. Year-to-date Village orders were approximately 10% behind the comparable period in the prior year, while General Giftware orders were down approximately 3%. The Company stated that excluding the impact of the special one-time Customer Appreciation Discount that it has offered on early orders for most product categories, as announced in December 1999, dealer orders would be down only approximately 4%." The press release also noted, "While we are disappointed with the pace of our current orders, many of our customers have expressed confidence that we will be able to ship in a more timely fashion, enabling them to reorder more frequently. Our own successful initiative to, for the first time, have actual samples for all of our Village lines at the early gift shows, coupled with earlier product availability, may support or reinforce this belief of our dealers. This potential change in our historical order pattern, combined with other analyses, suggests that the gap in our order trends may close as we progress through the year. It is important to keep in mind that, as history has shown, where we are in terms of orders at this point in the year is not necessarily indicative of where we will end up at the end of the first quarter or even the year."

The press release further stated: "The Company expects certain costs that impacted its 1999 results to continue in fiscal 2000, primarily related to the ongoing information systems implementation and distribution facility consolidation costs. In addition, continued strategic investments in the Company's infrastructure, including business-to-business e-commerce initiatives, are expected to result in higher costs in fiscal 2000 in order to position greater operational efficiencies and merchandising effectiveness for the Company and its dealers in the future. As a result, the Company believes that fiscal 2000 earnings per share will be below that of fiscal 1999 results, excluding the impact of its stock repurchase initiatives..."

"I am pleased to report that our systems have performed well during the gift shows and that our shipping and invoicing operations are back to normal. Feedback from our dealers suggests that they view our current product offering as one of the strongest ever," Ms. Engel continued. "We continue to be excited about the quality and breadth of our product development capabilities."

"We maintain our belief that investment in our infrastructure is necessary to sustain our industry leadership, maximize long-term growth and create value for our shareholders. Therefore, we remain committed to investing in programs that insure the success of our current dealer base. At the same time, we will continue to look toward other avenues that will allow us to leverage our current skills and achieve our growth objectives."

Additionally, the Company announced it completed a $4 million strategic minority investment in 2-Day Designs, Inc., a manufacturer and marketer of high quality accent furniture and wooden accessories sold primarily through furniture, home furnishings, and catalog retailers. "We are excited about the opportunity that we have to partner with an organization that possesses a creative skill set much like ours. The management of 2-Day has proven success in marketing differentiated products, and we are excited about the access to new channels that this investment creates," said Ms. Engel. The terms of the transaction were not disclosed.

On Form 8-K dated February 25, 2000, the Company stated: "In addition to the statements contained in the press release, the Company expects that its fiscal 2000 Gross Margin Rate (i.e., the amount that Gross Profit represents as a percentage of Net Sales) will approximate or slightly exceed its fiscal 1999 Gross Margin Rate. The Company expects that its fiscal 2000 Selling, General & Administrative expenses (SG&A) will reflect approximately $7 million in infrastructure and strategic initiative expenses in addition to the Company's usual and customary SG&A expenses. The expected incremental infrastructure and strategic initiative expenses are attributable primarily to costs associated with the Company's ongoing information systems implementation, distribution facility consolidation and direct retail initiatives, as well as a new business-to-business e-commerce initiative. The Company also notes that a reduced base of Net Sales for fiscal 2000 would imply a current year deleveraging of its total SG&A expenses."

The federal securities laws provide "safe harbor" status to certain statements that go beyond historical information and which may provide an indication of future results. Any conclusions or expectations expressed in, or drawn from, the statements in the press release or the Form 8-K or throughout this annual report concerning matters that are not historical corporate financial results are "forward-looking statements" that involve risks and uncertainties.

The Company's expectations regarding 2000 earnings per share are based on the Company's 2000 expectations for sales and operating margin. The Company's sales expectations for 2000 are based on the Company's current forecast of dealer orders and planned sales through its retail arm, and is further dependent on the timing and extent of promotional and marketing efforts undertaken by the Company as well as the timing and extent of product receipts and shipments, the efficiency of information systems developed to collect, compile and execute customer orders, and retailer and consumer demand. Dealer orders have principally been dependent on the amount, quality and market acceptance of the new product introductions and retailer demand, but order patterns have historically varied in number, mix and timing, and there can be no assurance that the year-to-date order levels or trends will not deteriorate, or that they will exhibit levels or trends supportive of a shift toward greater orders later in the year. Moreover, the Company's order forecasting model is dependent on assumptions concerning retail inventory levels, consumer demand, and dealer expectations. The Company's operating margin may be impacted by, amongst other factors, shifts in product mix and/or gross margin, exchange rate fluctuations with countries the Company imports from, changes in freight rates and changes in the Company's historical selling, general and administrative expense rate, including bad debts.

If not otherwise mentioned, other factors, including consumer acceptance of new products; product development efforts; identification and retention of sculpting and other talent; completion of third party product manufacturing; dealer reorders and order cancellations; control of operating expenses; corporate cash flow application, including share repurchases; cost of debt capital; functionality of information, operating and distribution systems; identification, completion and results of acquisitions, investments, and other strategic business initiatives; capital expenditures and depreciation, and the timing thereof; grants of stock options or other equity equivalents; actual or deemed exercises of stock options; and industry, general economic, regulatory, transportation, and international trade and monetary conditions, can significantly impact the Company's sales, earnings and earnings per share. Actual results may vary materially from forward-looking statements and the assumptions on which they are based. The Company undertakes no obligation to update or publish in the future any forward-looking statements.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by this Item is included in Management's Discussion and Analysis on page 10, and Note 1 to the Consolidated Financial Statements.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Consolidated Financial Statements on page F-1 herein.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this Item is included in the 2000 Proxy Statement in the sections captioned "Item 1 — Election of Directors — Nominees for Terms Ending at the 2001 Annual Meeting of Stockholders" and "Biographical Information Regarding Executive Officers," and such information is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

Information required by this Item is included in the 2000 Proxy Statement in the section captioned "Further Information Concerning the Board of the Directors and Committees — Compensation Committee Interlocks and Insider Participation" and "— Director Compensation" and in the section captioned "Compensation of Executive Officers" (other than the subsection thereof captioned "Compensation Committee and Stock Incentive Committee Report on Executive Compensation" and "Performance Graph"), and such information (other than the subsections thereof captioned "Compensation Committee Report on Executive Compensation" and "Performance Graph") is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this Item is included in the 2000 Proxy Statement in the section captioned "Security Ownership of Certain Beneficial Owners and Management," and such information is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See Note 9 to the Consolidated Financial Statements on page F-13.

PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

The Exhibits, and other documents filed as part of this Annual Report on Form 10-K, including those exhibits which are incorporated by reference herein, are:

Page
(a)	1.		Financial Statements.
			Management's Responsibility for Financial Reporting	F-1
			Independent Auditors' Report	F-2
			Consolidated Balance Sheets as of January 1, 2000 and January 2, 1999	F-3
For the years ended January 1, 2000, January 2, 1999 and January 3, 1998:
			Consolidated Statements of Income	F-4
			Consolidated Statements of Cash Flows	F-5
			Consolidated Statements of Stockholders' Equity	F-6
			Notes to Consolidated Financial Statements	F-7
	2.		Financial Statement Schedule
		II.	Valuation and Qualifying Accounts	S-1

    All other schedules have been omitted because they are not applicable.

3.	Exhibits

    Exhibits required in connection with this Annual Report on Form 10-K are listed below.

Exhibit	Description
3.1	Restated Certificate of Incorporation of the Company. (Incorporated herein by reference to Exhibit 3.1 of Registrant's Quarterly Report on Form 10-Q for the quarter ended July 3, 1993. SEC File no. 1-11908)
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
10.1	Department 56, Inc. 1992 Stock Option Plan. (Incorporated herein by reference to Exhibit 10.1 of Registrant's Registration Statement on Form S-1, No. 33-61514.)†
10.2	Form of Stock Option Agreement in connection with the 1992 Stock Option Plan. (Incorporated herein by reference to Exhibit 10.2 of Registrant's Registration Statement on Form S-1, No. 33-61514.)†
10.3
Form of Outside Directors Stock Option Agreement. (Incorporated herein by reference to Exhibit 10.3 of Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1998. SEC File no. 1-11908)†
10.4	Lease Agreement dated April 14, 1999 between D 56, Inc. and Ryan Companies US, Inc. pertaining to the Rogers warehouse and distribution facility.*
10.5	Guaranty of Lease dated April 14, 1999 between the Company and Ryan Companies US, Inc. pertaining to the Rogers warehouse and distribution facility.*
10.6
Credit Agreement, dated as of March 19, 1999 among the Company, the Banks parties thereto, ABN Amro Bank N.V. and The First National Bank of Chicago, as documentation agents, U.S. Bank National Association, as managing agent, and The Chase Manhattan Bank, as administrative agent. (Incorporated herein by reference to Exhibit 10.7 of Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1999. SEC File No. 1-11908)
10.7
First Amendment to the Credit Agreement, dated as of January 27, 2000 among the Company, the Banks parties thereto, ABN Amro Bank N.V. and Bank One NA, as documentation agents, U.S. Bank National Association, as managing agent, and The Chase Manhattan Bank, as administrative agent.*
10.8
Guarantee and Collateral Assignment, dated as of March 19, 1999, by the Company and certain of its direct or indirect subsidiaries in favor of The Chase Manhattan Bank. (Incorporated herein by reference to Exhibit 10.8 of Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1999. SEC File No. 1-11908)
10.9
Form of Indemnification Agreement between the Company and its directors and executive officers. (Incorporated herein by reference to Exhibit 10.24 of Registrant's Registration Statement on Form S-1, No. 33-61514.)
10.10	Department 56, Inc. 1993 Stock Incentive Plan. (Incorporated herein by reference to Exhibit 10.25 of Registrant's Registration Statement on Form S-1, No. 33-61514.)†
10.11
Department 56, Inc. 1995 Stock Incentive Plan. (Incorporated herein by reference to Exhibit 10.18 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 1995. SEC File no. 1-11908)†
10.12	Department 56, Inc. 1997 Stock Incentive Plan. (Incorporated herein by reference to Exhibit 4.4 of Registrant's Registration Statement on Form S-8, No. 333-41639.)†
10.13
Form of Executive Stock Option Agreement in connection with Department 56, Inc. 1993 Stock Incentive Plan, Department 56, Inc. 1995 Stock Incentive Plan, and Department 56, Inc. 1997 Stock Incentive Plan.*†
10.14	Form of Executive Performance Share Agreement in connection with Department 56, Inc. 1993, 1995 and 1997 Stock Incentive Plans.*†
10.15
Department 56, Inc. Annual Cash Incentive Program. (Incorporated herein by reference to Exhibit 10.25 of Registrant's Annual Report on Form 10-K for the year ended January 3, 1998. SEC File no. 1-11908)†
21.1	Subsidiaries of the Company.*
23.1	Independent Auditors' Consent.*

27.1	Financial Data Schedule. (accompanies EDGAR electronic format only)*

† Management contract or compensatory plan

* Filed herewith

(b)	Reports on Form 8-K

    No reports on Form 8-K were filed during the fourth quarter of the year ended January 1, 2000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Department 56, Inc.
Date: March 29, 2000	By:	/s/ SUSAN E. ENGEL Susan E. Engel Chairwoman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity in which signed	Date

/s/ SUSAN E. ENGEL Susan E. Engel	Chairwoman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	March 29, 2000
/s/ PERCY C. TOMLINSON, JR. Percy C. Tomlinson, Jr.	Chief Financial Officer and Executive Vice President (Principal Financial Officer)	March 29, 2000
/s/ GREGG A. PETERS Gregg A. Peters	Director — Finance and Principal Accounting Officer (Principal Accounting Officer)	March 29, 2000
/s/ PETER K. BARKER Peter K. Barker	Director	March 29, 2000
/s/ JAY CHIAT Jay Chiat	Director	March 29, 2000
/s/ MAXINE CLARK Maxine Clark	Director	March 29, 2000
/s/ WM. BRIAN LITTLE Wm. Brian Little	Director	March 29, 2000
/s/ GARY S. MATTHEWS Gary S. Matthews	Director	March 29, 2000
/s/ STEVEN G. ROTHMEIER Steven G. Rothmeier	Director	March 29, 2000
/s/ VIN WEBER Vin Weber	Director	March 29, 2000

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL REPORTING

Management is responsible for the preparation and accuracy of the consolidated financial statements and other information included in this report. The consolidated financial statements have been prepared in conformity with generally accepted accounting principles using, where appropriate, management's best estimates and judgements.

The Company maintains a system of internal control that is adequate to provide reasonable assurance that the assets are safeguarded from loss or unauthorized use. This system produces records adequate for preparation of financial information. We believe the Company's internal control system is effective, and the cost of the internal control system does not exceed the benefits obtained.

The Board of Directors reviews the financial statements and reporting practices of the Company through its Audit Committee, which is composed entirely of directors who are not officers or employees of the Company. The Audit Committee meets with the independent auditors and management to discuss audit scope and results and to consider internal control and financial reporting matters. The independent auditors have direct unrestricted access to the Audit Committee. The entire Board of Directors reviews the Company's financial performance and financial plan.

Susan E. Engel
Chairwoman and Chief Executive Officer
Department 56, Inc.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of
  Department 56, Inc.:

We have audited the consolidated balance sheets of Department 56, Inc. and subsidiaries (the Company) as of January 1, 2000, and January 2, 1999 and the related consolidated statements of income, cash flows, and stockholders' equity for the years ended January 1, 2000, January 2, 1999, and January 3, 1998. Our audit also included the financial statement schedule listed in the Index at Item 14. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 1, 2000 and January 2, 1999 and the results of its operations and its cash flows for the years ended January 1, 2000, January 2, 1999, and January 3, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP

Minneapolis, Minnesota
March 17, 2000

DEPARTMENT 56, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
AS OF JANUARY 1, 2000 AND JANUARY 2, 1999

	1999	1998

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,962	$2,783
Accounts receivable, net of allowances of $18,287 and $12,908, respectively	65,580	26,170
Inventories	15,901	18,287
Deferred taxes	9,448	6,704
Other current assets	4,751	3,957

Total current assets	99,642	57,901
PROPERTY AND EQUIPMENT, net	29,857	17,722
GOODWILL, net of accumulated amortization of $30,096 and $25,862, respectively	139,340	141,528
TRADEMARKS AND OTHER INTANGIBLES, net of accumulated amortization of $4,009 and $3,097, respectively	16,596	16,003
OTHER ASSETS	1,673	129

	$287,108	$233,283

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Borrowings on revolving credit agreement	$42,500
Accounts payable	9,709	$11,100
Commissions payable	513	3,062
Other current liabilities	14,631	14,463

Total current liabilities	67,353	28,625
DEFERRED TAXES	6,831	5,923
LONG-TERM DEBT	60,000	20,000
COMMITMENTS AND CONTINGENCIES (Note 6)
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; authorized 20,000 shares; no shares issued
Common stock, $.01 par value; authorized 100,000 shares; issued and outstanding 21,964 and 21,900 shares, respectively	220	219
Additional paid-in capital	49,845	48,295
Treasury stock, at cost; 6,802 and 3,876 shares, respectively	(183,320)	(113,302)
Retained earnings	286,179	243,523

Total stockholders' equity	152,924	178,735

	$287,108	$233,283

See notes to consolidated financial statements.

DEPARTMENT 56, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
YEARS ENDED JANUARY 1, 2000, JANUARY 2, 1999, AND JANUARY 3, 1998

	1999	1998	1997

NET SALES	$245,856	$243,365	$219,496
COST OF SALES	103,803	100,782	94,040

Gross profit	142,053	142,583	125,456
OPERATING EXPENSES:
Selling, general and administrative	61,542	56,648	49,772
Amortization of goodwill, trademarks and other intangibles	5,145	4,926	4,577

Total operating expenses	66,687	61,574	54,349

INCOME FROM OPERATIONS	75,366	81,009	71,107
OTHER EXPENSE (INCOME):
Interest expense	6,719	4,817	4,362
Gain on sale of aircraft	—	—	(2,882)
Other, net	(153)	(397)	(1,086)

INCOME BEFORE INCOME TAXES	68,800	76,589	70,713
PROVISION FOR INCOME TAXES	26,144	30,073	27,932

NET INCOME	$42,656	$46,516	$42,781

NET INCOME PER COMMON SHARE	$2.48	$2.49	$2.06

NET INCOME PER COMMON SHARE ASSUMING DILUTION	$2.45	$2.45	$2.05

See notes to consolidated financial statements.

DEPARTMENT 56, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
YEARS ENDED JANUARY 1, 2000, JANUARY 2, 1999, AND JANUARY 3, 1998

	1999	1998	1997

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$42,656	$46,516	$42,781
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,189	2,385	2,031
Amortization of goodwill, trademarks and other intangibles	5,145	4,926	4,577
Amortization of deferred financing fees	269	—	—
Provision for uncollectible accounts receivable	3,276	888	1,087
Gain on sale of aircraft	—	—	(2,882)
Deferred taxes	(1,836)	(629)	(2,774)
Changes in assets and liabilities:
Accounts receivable	(42,686)	(4,054)	11,512
Inventories	2,386	186	2,456
Other assets	(2,607)	(961)	(1,337)
Accounts payable	(1,391)	1,127	2,355
Commissions payable	(2,549)	(893)	(728)
Other current liabilities	990	2,582	4,882

Net cash provided by operating activities	7,842	52,073	63,960
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(16,345)	(6,750)	(7,829)
Proceeds from sale of aircraft	—	—	8,567
Acquisitions	(3,970)	(4,660)	—

Net cash (used in) provided by investing activities	(20,315)	(11,410)	738
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of common stock options	1,170	2,846	1,473
Borrowings on revolving credit agreement	94,500	75,500	17,985
Principal payments on revolving credit agreement	(52,000)	(75,500)	(17,985)
Purchases of treasury stock	(70,018)	(58,087)	(55,215)
Proceeds from issuance of long-term debt	40,000	—	—
Principal payments on long-term debt	—	(20,000)	(20,000)

Net cash provided by (used in) financing activities	13,652	(75,241)	(73,742)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,179	(34,578)	(9,044)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,783	37,361	46,405

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,962	$2,783	$37,361

See notes to consolidated financial statements.

DEPARTMENT 56, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
YEARS ENDED JANUARY 1, 2000, JANUARY 2, 1999, AND JANUARY 3, 1998

	Common Stock
			Additional Paid-in Capital	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount

BALANCE AS OF DECEMBER 28, 1996	21,584	$216	$42,315		$154,226	$196,757
Net income					42,781	42,781
Shares issued upon the exercise of common stock options	181	2	2,330			2,332
Shares repurchased	(2,199)			$(55,215)		(55,215)

BALANCE AS OF JANUARY 3, 1998	19,566	218	44,645	(55,215)	197,007	186,655
Net income					46,516	46,516
Shares issued upon the exercise of common stock options	131	1	3,541			3,542
Shares repurchased	(1,677)			(58,087)		(58,087)
Other	3		109			109

BALANCE AS OF JANUARY 2, 1999	18,023	219	48,295	(113,302)	243,523	178,735
Net income					42,656	42,656
Shares issued upon the exercise of common stock options	60	1	1,439			1,440
Shares repurchased	(2,925)			(70,018)		(70,018)
Other	4		111			111

BALANCE AS OF JANUARY 1, 2000	15,162	$220	$49,845	$(183,320)	$286,179	$152,924

See notes to consolidated financial statements.

DEPARTMENT 56, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Business—The Company is engaged in the original design, importation, and wholesale distribution of specialty giftware products. The majority of the Company's products are developed and designed by the Company's in-house creative team and are manufactured for the Company by independently owned foreign manufacturers located primarily in the Pacific Rim. The Company's customer base and accounts receivable are primarily composed of, and are due from, retail stores of various sizes located throughout the United States and Canada. Less than 3% of total revenue is derived from customers outside the United States and less than 1% of all long lived assets are located outside the United States. No customer represents more than 3% of total revenue in any period presented. During 1999, the Company opened its first retail store located in Bloomington, Minnesota. Retail revenues represented less than 1% of total 1999 revenues.

  Principles of Consolidation—The consolidated financial statements of the Company include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

  Fiscal Year End—The Company's policy is to end its fiscal year on the Saturday closest to December 31. The years ended January 1, 2000 and January 2, 1999 include 52 weeks, and the year ended January 3, 1998 includes 53 weeks.

  Cash Equivalents—All highly liquid debt instruments with original maturities of three months or less are considered to be cash equivalents.

  Inventories—Inventories consist of finished goods and are stated at the lower of average cost, which approximates first-in, first-out cost, or market value. The Company records inventory at the date of taking title, which at certain times during the year results in significant in-transit quantities, as inventory is sourced primarily from China, Taiwan, and other Pacific Rim countries. Each period the Company adjusts identified, unsalable and slow moving inventory to its net realizable value.

  Long-Lived Assets—The Company's policy is to review long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If impairment indicators are present and the estimated future undiscounted cash flows are less than the carrying value of the assets and any related goodwill, the carrying value is reduced to the estimated fair value as measured by the discounted cash flows.

  Property and Equipment—Property and equipment are stated at cost. Depreciation is computed on a straight-line method over the estimated useful lives of the assets, ranging from 2 to 45 years.

  Major improvements and replacements of property are capitalized. Maintenance, repairs and minor improvements are expensed. Upon retirement or other disposition of property, applicable cost and accumulated depreciation are removed from the accounts. Any gains or losses are included in earnings.

  Goodwill—Goodwill represents the excess of cost over the fair value of acquired net assets of the Company at the acquisition date and is being amortized on a straight-line basis over 20 to 40 years. The Company periodically evaluates the recoverability of goodwill based on an analysis of estimated future undiscounted cash flows.

  Trademarks and Other Intangible Assets—Trademarks and other intangible assets acquired are being amortized on a straight-line basis over 3 to 40 years. The Company periodically evaluates the recoverability of trademarks based on an analysis of estimated future undiscounted cash flows.

  Revenue Recognition—Revenues are recognized when products are shipped, net of an allowance for returns.

  Income Taxes—Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.

  Foreign Currency Translation—The Company uses the United States dollar as the functional currency of its foreign operations. Accordingly, translation gains and losses resulting from the remeasurement of foreign operations' financial statements are reflected in the accompanying statements of income.

  Foreign Exchange Contracts—The Company imports most of its products and, while the majority of these purchases are denominated in U.S. dollars, some of the purchases are denominated in foreign currency. In addition, the Company's sales to Canada are denominated in Canadian dollars. To hedge its foreign exchange exposure, the Company may enter into foreign exchange contracts. The foreign exchange contracts reduce the Company's overall exposure to exchange rate movements, since the gains and losses on these contracts offset gains and losses on the transactions being hedged. Gains or losses on these contracts will be recognized and included in cost of sales at the time the related inventory is sold. The Company is exposed to credit risk to the extent of nonperformance by a counterparty to the foreign currency contracts. However, the Company believes it uses a strong financial counterparty in these transactions and that the resulting credit risk under these hedging strategies is not significant.

  Fair Value of Financial Instruments—The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, and commissions payable approximates fair value because of the short-term nature of these instruments. Based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities, the Company also believes the carrying amount of long-term debt approximates fair value. The fair value of the Company's forward currency contracts is determined using the current spot rate. There were no forward currency contracts outstanding at January 1, 2000 and January 2, 1999.

  Net Income per Common Share—Net income per common share is calculated by dividing net income by the weighted average number of shares outstanding during the period. Net income per common share assuming dilution reflects per share amounts that would have resulted had the Company's outstanding stock options been converted to common stock. See Note 11.

  Management Estimates—The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Reclassifications—Certain reclassifications were made to the fiscal 1997 consolidated financial statements in order to conform to the presentation of the fiscal 1999 and 1998 consolidated financial statements. These reclassifications had no impact on consolidated net income or retained earnings as previously reported.

  New Accounting Standards—During 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 137, Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of SFAS No. 133. This Statement delays the effective date of SFAS 133 to fiscal periods beginning after June 15, 2000. SFAS 133, Accounting for Derivative Instruments and Hedging Activities, was issued by the FASB during 1998. SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. The Company is currently evaluating the impact, if any, of this statement.

2.   PROPERTY AND EQUIPMENT

  Property and equipment at January 1, 2000 and January 2, 1999 is comprised of the following:

	1999	1998

Leasehold improvements	$6,519	$3,026
Furniture and fixtures	4,239	2,585
Computer equipment	15,560	8,495
Other equipment	8,735	5,175
Building	6,896	6,764
Land	906	906

	42,855	26,951
Less accumulated depreciation	12,998	9,229

Property and equipment, net	$29,857	$17,722

3.   OTHER CURRENT LIABILITIES

  Other current liabilities at January 1, 2000 and January 2, 1999 are comprised of the following:

	1999	1998

Accrued compensation and benefits	$3,581	$4,698
Income taxes payable	8,411	7,768
Deferred revenue	694	754
Accrued royalty fees	818	578
Other	1,127	665

	$14,631	$14,463

4.   CREDIT AGREEMENT

  Long-term debt at January 1, 2000 and January 2, 1999 is comprised of the following:

	1999	1998

Total debt	$102,500	$20,000
Less borrowings classified as current	42,500	—

	$60,000	$20,000

  In March 1999, the Company entered into a new credit agreement providing a $100 million revolving credit facility and a $150 million revolver/term loan. The $150 million revolver/term loan converts to a four-year term loan after one year. The revolver/term loan will have annual amortization payments of 15%, 20%, 25%, and 40% of the amount outstanding at conversion in March 2001, 2002, 2003, and 2004, respectively. See Note 12.

  The Company used the proceeds of the revolver/term loan to refinance the remaining $20 million term loan under its former credit agreement. As of January 2, 1999, the $20 million term loan is classified as non-current to reflect the refinancing. In connection therewith, the Company recorded $1.7 million in deferred financing fees which are being amortized over the life of the credit agreement.

  The revolving line of credit provides for borrowings of up to $100 million, which may be in the form of letters of credit, bankers' acceptances, and revolving credit loans. The sum of the Company's revolving credit loans and bankers' acceptances may not exceed an aggregate of $30 million during any one 30-consecutive-day period each calendar year. Borrowings under the credit agreement are subject to certain borrowing base limitations (as defined). The revolving line of credit provides for commitment fees of 0.25% to 0.50% per annum on the daily average of the unused commitment.

  The credit agreement allows the Company to choose between two interest rate options in connection with its term loan and revolving credit loans. The interest rate options are the Alternate Base Rate (as defined) or the LIBOR rate (as defined) plus an applicable margin. The applicable margin ranges from 0.875% to 1.625% for LIBOR rate loans. The credit agreement expires March 19, 2004.

  The credit agreement includes restrictions as to, among other things, the amount of additional indebtedness, liens, contingent obligations, investments and dividends. The credit agreement also requires maintenance of minimum levels of interest coverage, net worth and maximum levels of leverage.

  The Company has pledged the common stock of its subsidiaries, direct and indirect, as collateral under the credit agreement and the Company and its subsidiaries, direct and indirect, have guaranteed repayment of amounts borrowed under the credit agreement.

  The Company paid interest of $8,023, $4,859, and $4,400 during the years ended January 1, 2000, January 2, 1999, and January 3, 1998, respectively.

5.   INCOME TAXES

  The provision for income taxes at January 1, 2000, January 2, 1999, and January 3, 1998 consisted of the following:

	1999	1998	1997

Current:
Federal	$25,427	$28,188	$28,225
State	2,180	2,416	2,419
Foreign	373	98	62
Deferred	(1,836)	(629)	(2,774)

	$26,144	$30,073	$27,932

  At January 1, 2000, January 2, 1999, and January 3, 1998, the reconciliation between income tax expense based on statutory income tax rates and the provision for income taxes per the consolidated statements of income is as follows:

	1999	1998	1997

Income taxes at federal statutory rate	$24,080	$26,806	$24,750
State income taxes, net of federal income tax	1,033	1,915	1,768
Amortization of goodwill	1,448	1,448	1,448
Other	(417)	(96)	(34)

Provision for income taxes	$26,144	$30,073	$27,932

  The components of the net deferred tax asset at January 1, 2000 and January 2, 1999 were as follows:

	1999	1998

DEFERRED TAX ASSETS:
Asset valuation allowances	$8,416	$6,431
Compensation expense — common stock options	286	121
Accrued liabilities	730	400
Other	564	172

Total deferred tax assets	9,996	7,124
DEFERRED TAX LIABILITIES:
Trademarks	(5,569)	(5,739)
Property and equipment	(1,667)	(379)
Other	(143)	(225)

Total deferred tax liabilities	(7,379)	(6,343)

	$2,617	$781

  The $2,617 net deferred tax asset at January 1, 2000 is presented as a net deferred current asset of $9,448 and a net deferred noncurrent liability of $6,831. The $781 net deferred tax asset at January 2, 1999 is presented as a net deferred current asset of $6,704 and a net deferred noncurrent liability of $5,923.

  The Company paid income taxes of $28,085, $29,829, and $28,134 during the years ended January 1, 2000, January 2, 1999, and January 3, 1998, respectively.

6.   COMMITMENTS AND CONTINGENCIES

  Operating Leases—The Company leases warehouse and office space, equipment, and showroom display facilities under renewable operating leases with remaining terms of up to ten years. In addition to the base rent, the Company pays its proportionate share of taxes and special assessments and operating expenses of the warehouse and showroom display facilities.

  The following is a schedule of future annual minimum lease payments for noncancelable operating leases as of January 1, 2000:

2000	$3,453
2001	2,996
2002	3,040
2003	2,839
2004	2,850
Thereafter	9,849

$25,027

  The Company's rental expense was $3,326, $2,533, and $2,934 for the years ended January 1, 2000, January 2, 1999, and January 3, 1998, respectively.

  In April 1999, the Company executed a lease for a new distribution center in Minnesota. The lease provides for a 10-year term, with options to renew the lease, as well as to expand and/or acquire the facility. During 2000, the Company will consolidate its two current distribution centers and storage facility into the new distribution center. Estimated costs of $931 (pre-tax) were recorded in 1999 related to noncancelable lease contracts associated with the existing rented facilities.

  During December 1997, the Company exercised its purchase option under an aircraft lease agreement and subsequently sold the aircraft at its appraised value to a former officer of the Company for $8,567, recognizing a gain of $2,882.

  Letters of Credit—The Company had outstanding standby and commercial letters of credit amounting to $1,701 at January 1, 2000 relating primarily to purchase commitments issued to foreign suppliers and vendors.

  Legal Proceedings—The Company is involved in various legal proceedings, claims and governmental audits in the ordinary course of its business. In the opinion of the Company's management, the ultimate disposition of these proceedings, claims and audits will not have a material adverse effect on the financial position or results of operations of the Company.

7.   RETIREMENT PLAN

  The Company has a qualified contributory retirement plan (the Plan) under Section 401(k) of the Internal Revenue Code which covers substantially all full-time employees who meet certain eligibility requirements. Voluntary contributions are made by participants and Company matching contributions are made at the discretion of the Board of Directors, subject to certain limitations. The Plan also allows the Company to make discretionary profit-sharing contributions to the Plan up to the maximum amount deductible for income tax purposes. The Company's total profit-sharing contributions were $1,249, $1,025, and $1,136 for the years ended January 1, 2000, January 2, 1999, and January 3, 1998, respectively.

8.   ACQUISITIONS

  During 1999, the Company acquired substantially all of the assets of the independent sales representative organizations that represented the Company's products in Massachusetts and several other eastern states, Minnesota and several other midwestern states and Texas and several surrounding southern states. The cost of these acquisitions was $4.0 million.

  During 1998, the Company acquired substantially all of the assets of the independent sales representative organizations that represented the Company's products in California and several surrounding western states and New York and several surrounding eastern states. Also during 1998, the Company acquired the inventory and certain other assets of its Canadian distributor. The cost of these acquisitions was $4.7 million.

9.   RELATED-PARTY TRANSACTIONS

  In the ordinary course of business, the Company sells product to a floral and nursery wholesaler and retailer, of which a former director of the Company is an officer, director and stockholder. The Company had sales to this floral and nursery business during the years ended January 1, 2000, January 2, 1999, and January 3, 1998 of $1,097, $1,448, and $1,323, respectively.

  During the year ended January 3, 1998, the Company paid $1,343 for aircraft management, transportation and other expenses to an affiliate of a former director of the Company.

  During 1997, the Company was reimbursed $467 by a former director and officer of the corporation for use of the Company's aircraft.

  On November 10, 1997, the Company purchased 250,000 shares of its common stock from a former director and officer of the Company at a price per share equal to the closing price in consolidated trading on that day.

10.  STOCKHOLDERS' EQUITY

  Stock-Based Compensation Plans—At January 1, 2000, the Company had four stock-based compensation plans. Under the 1992, 1993, 1995, and 1997 stock option and incentive plans, the Company may grant options to its directors, officers, employees, consultants and advisors of the Company for up to 292,500, 1,000,000, 600,000 and 1,500,000 shares of common stock, respectively. All employee options granted after the initial public offering have an exercise price equal to the market value of the common stock at the date of grant, generally have a term of 10 years, and generally are exercisable in equal installments on each of the first, second and third anniversaries of the date of the grant. At January 1, 2000, the shares available for granting under the 1992, 1993, 1995, and 1997 stock option and incentive plans were 7,333, 79,532, 19,548, and 586,392 shares, respectively.

  A summary of the status of the Company's four stock option and incentive plans as of January 1, 2000, January 2, 1999, and January 3, 1998, and changes during the years ended on those dates is presented below:

	1999		1998		1997
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	1,724,357	$26.80	1,983,578	$26.25	1,291,908	$27.51
Granted	458,300	25.42	97,000	31.87	806,000	23.07
Exercised	(56,482)	20.52	(129,625)	21.90	(85,415)	13.53
Forfeited	(31,864)	24.77	(226,596)	26.94	(28,915)	31.93

Outstanding at end of year	2,094,311	26.70	1,724,357	26.80	1,983,578	26.25

Options exercisable at end of year	1,446,272	27.63	1,085,026	28.95	798,258	30.43
Weighted average fair value of options granted during the year	$12.33		$14.89		$10.96

  The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for options granted since the initial public offering. Had compensation cost been determined based on the fair value of the 1997, 1998, and 1999 stock option grants consistent with the method of SFAS 123, Accounting for Stock-Based Compensation, the Company's net income and net income per common share assuming dilution would have been reduced to the pro forma amounts indicated below:

	1999	1998	1997

Net Income:
As reported	$42,656	$46,516	$42,781
Pro forma	40,647	44,223	40,245
Net Income per Common Share Assuming Dilution:
As reported	$2.45	$2.45	$2.05
Pro forma	2.34	2.33	1.93

  In determining the preceding pro forma amounts under SFAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1999, 1998, and 1997, respectively: risk-free interest rates of 5.9 percent, 5.2 percent, and 6.2 percent, expected volatility of 38 percent, expected lives of 6 years and no expected dividends. The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future compensation costs. SFAS 123 does not apply to awards prior to 1995, and additional awards are anticipated.

  The following table summarizes information about the Company's stock option and incentive plans at January 1, 2000:

Range of Exercise Prices	Number Outstanding at January 1, 2000	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at January 1, 2000	Weighted Average Exercise Price

$3.33	40,500	2.1 years	$3.33	40,500	$3.33
18.00-21.47	983,117	7.3	20.75	662,249	20.84
21.48-37.75	1,070,694	6.8	33.04	743,523	34.99

	2,094,311			1,446,272

  In addition to stock options granted under the Company's stock option and incentive plans, the Company granted options to purchase 30,000 shares of Common Stock to each of four members of the Company's Board of Directors in December 1992. During February 1993, the Company granted options to purchase 30,000 shares of Common Stock to one member of the Board of Directors. These options are not subject to a stock option plan. Such options are exercisable, have a term of ten years from the date of grant, and have an exercise price of $3.33 per share. During 1999, 1998 and 1997, members of the Board of Directors exercised 3,000, 2,000, and 95,000 options, respectively. At January 1, 2000, directors' options to purchase 35,000 shares of Common Stock were exercisable at $3.33 per share.

  Shareholder Rights Plan—In April 1997, the Company adopted a shareholder rights plan. Under the shareholder rights plan, each shareholder received a dividend of one preferred share purchase right for each share held of the Company's common stock. Each right entitles the holder to purchase one one-thousandth of a share of Series A Participating Preferred Stock at an exercise price of $100, subject to adjustment, or at the discretion of the Board of Directors of the Company, the right to purchase common stock of the Company at a 50% discount. The rights become exercisable only upon the occurrence of certain events involving a buyer acquiring 18.5% or greater beneficial ownership in the Company's common stock or the announcement of a tender offer or exchange offer which, if consummated, would give the buyer beneficial ownership of an 18.5% or greater position in the Company. Preferred share purchase rights owned by the buyer become null and void following this occurrence. The rights will expire April 2007, and the Company may redeem the rights at any time (prior to the occurrence of a specified event) at a price of one cent per right. If the Company is acquired in a merger or similar transaction after such an occurrence, all rights holders, except the buyer, will have the right to purchase stock in the buyer at a 50% discount.

  Performance Shares—During 1999, the Company began to grant performance shares to executive officers. The performance share grants were made for overlapping "initial stub" one-year and two-year cycles, as well as a "full cycle" three-year performance period. Each performance share represents one notional common stock equivalent and provides that its holder can receive the market value of up to 1.5 shares of common stock upon the Company's achieving specified diluted earnings per share (EPS) as measured at the end of the particular performance cycle. Upon achievement of the targeted performance, the Company may choose to pay the award in cash, unrestricted common stock or a combination. During 1999, the Company granted: 11,500 performance shares for the one-year cycle ended 1999; 23,899 performance shares granted and outstanding for the two-year cycle ending 2000; and 35,825 performance shares granted and outstanding for the three-year cycle ending 2001. The Company did not achieve the minimum EPS threshold for the one-year cycle (ended 1999) performance shares, and accordingly no pay-outs were made and those performance shares were cancelled.

11.  INCOME PER COMMON SHARE

  The following tables reconcile net income per common share and net income per common share assuming dilution:

	1999	1998	1997

Net income	$42,656	$46,516	$42,781
Weighted average number of shares outstanding	17,214,000	18,676,000	20,744,000
Net income per common share	$2.48	$2.49	$2.06
Net income	$42,656	$46,516	$42,781
Weighted average number of shares outstanding	17,214,000	18,676,000	20,744,000
Dilutive impact of options outstanding	174,000	284,000	152,000

Weighted average number of shares and potential dilutive shares outstanding	17,388,000	18,960,000	20,896,000
Net income per common share assuming dilution	$2.45	$2.45	$2.05

  Options to purchase 914,000 shares of common stock at exercise prices between $27 and $38 per share were outstanding at January 1, 2000 but were not included in the computation of net income per common share assuming dilution because the exercise prices were greater than the average market price of the common stock.

12.  SUBSEQUENT EVENTS

  On January 20, 2000, the Company completed a $4 million strategic minority investment in 2-Day Designs, Inc., a manufacturer and marketer of high quality accent furniture and wooden accessories sold primarily through furniture, home furnishings, and catalog retailers principally in the United States. The transaction will be accounted for under the equity method of accounting.

  During the first quarter of 2000, the Company borrowed an additional $90 million of term debt under its current facility. As of March 17, 2000, the total term debt outstanding is $150 million. All term debt is four-year term debt which requires annual amortization payments of 15%, 20%, 25% and 40% due March 2001, 2002, 2003, and 2004, respectively.

DEPARTMENT 56, INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Column A	Column B	Column C	Column D		Column E
Description	Balance Beginning of Period	Charged to Costs and Expenses	Deductions		Balance End of Period
Year ended January 1, 2000:
Allowance for doubtful accounts	$5,179	$3,276	$796	(a)	$7,659
Allowance for sales returns and credits	7,729	12,737	9,838		10,628

	$12,908	$16,013	$10,634		$18,287

Year ended January 2, 1999:
Allowance for doubtful accounts	$5,160	$888	$869	(a)	$5,179
Allowance for sales returns and credits	7,897	8,657	8,825		7,729

	$13,057	$9,545	$9,694		$12,908

Year ended January 3, 1998:
Allowance for doubtful accounts	$5,014	$1,087	$941	(a)	$5,160
Allowance for sales returns and credits	5,249	8,752	6,104		7,897

	$10,263	$9,839	$7,045		$13,057

(a)
Accounts determined to be uncollectible and charged against allowance account, net of collections on accounts previously charged against allowance account.

QuickLinks

FORM 10-K TABLE OF CONTENTS
PART I
  Item 1. BUSINESS
  Item 2. PROPERTIES
  Item 3. LEGAL PROCEEDINGS
  Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  Item 6. SELECTED FINANCIAL DATA
  Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  COMPARISON OF RESULTS OF OPERATIONS 1999 TO 1998
  COMPARISON OF RESULTS OF OPERATIONS 1998 TO 1997
  SEASONALITY
  LIQUIDITY AND CAPITAL RESOURCES
  YEAR 2000
  FOREIGN EXCHANGE
  Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  Item 11. EXECUTIVE COMPENSATION
  Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
  Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES
  MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL REPORTING
  INDEPENDENT AUDITORS' REPORT