Form 10-Q
period 2000-04-01
DEPARTMENT 56 INC
filed 2000-05-16
CIK 902270

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  April 1, 2000

Commission file number:  1-11908

DEPARTMENT 56, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3684956
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Village Place, 6436 City West Parkway, Eden Prairie, MN 55344
(Address of principal executive offices)
(Zip Code)

(952) 944-5600
(Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes /x/ No / /

    As of April 1, 2000, 14,464,177 shares of the registrant's common stock, par value $.01 per share, were outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

DEPARTMENT 56, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands)

	April 1, 2000	January 1, 2000
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$46,532	$3,962
Accounts receivable, net	48,650	65,580
Inventories	16,334	15,901
Other current assets	16,728	14,199

Total current assets	128,244	99,642
PROPERTY AND EQUIPMENT, net	30,302	29,857
GOODWILL, TRADEMARKS AND OTHER, net	154,604	155,936
OTHER ASSETS	5,772	1,673

	$318,922	$287,108

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$22,500
Borrowings on revolving credit agreement	—	$42,500
Accounts payable	8,467	9,709
Other current liabilities	14,558	15,144

Total current liabilities	45,525	67,353
DEFERRED TAXES	6,824	6,831
LONG-TERM DEBT	127,500	60,000
STOCKHOLDERS' EQUITY	139,073	152,924

	$318,922	$287,108

See notes to condensed consolidated financial statements.

DEPARTMENT 56, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In thousands, except per share amounts)

	Quarter Ended April 1, 2000	Quarter Ended April 3, 1999
NET SALES	$40,367	$33,648
COST OF SALES	18,967	13,752

Gross profit	21,400	19,896
OPERATING EXPENSES:
Selling, general, and administrative	23,166	12,488
Amortization of goodwill, trademarks and other	1,364	1,263

Total operating expenses	24,530	13,751

(LOSS)/INCOME FROM OPERATIONS	(3,130)	6,145
OTHER EXPENSE (INCOME):
Interest expense	2,143	516
Other, net	(180)	236

(LOSS)/INCOME BEFORE INCOME TAXES	(5,093)	5,393
INCOME TAX (BENEFIT)/PROVISION	(1,935)	2,049

NET (LOSS)/INCOME	$(3,158)	$3,344

NET (LOSS)/INCOME PER COMMON SHARE	$(0.21)	$0.19

NET (LOSS)/INCOME PER COMMON SHARE ASSUMING DILUTION	$(0.21)	$0.18

See notes to condensed consolidated financial statements.

DEPARTMENT 56, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Quarter Ended April 1, 2000	Quarter Ended April 3, 1999
CASH FLOWS FROM OPERATING ACTIVITIES—
Net cash provided by (used in) operating activities	$11,807	$(9,028)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,026)	(3,521)
Investment in subsidiary	(4,000)	—

Net cash used in investing activities	(6,026)	(3,521)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of common stock options	—	960
(Repayments) borrowings on revolving credit agreement	(42,500)	15,492
Proceeds from issuance of long-term debt	90,000	—
Purchases of treasury stock	(10,711)	(3,090)

Net cash provided by financing activities	36,789	13,362

NET INCREASE IN CASH AND CASH EQUIVALENTS	42,570	813
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,962	2,783

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$46,532	$3,596

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION—
Cash paid for:
Interest	$2,143	$2,170
Income taxes	$408	$1,200

See notes to condensed consolidated financial statements.

DEPARTMENT 56, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

    The accompanying condensed consolidated balance sheet as of January 1, 2000 was derived from the audited consolidated balances as of that date. The remaining accompanying condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments necessary for a fair presentation.

    The results of operations for the quarter ended April 1, 2000 are not necessarily indicative of the results for the full fiscal year.

    It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the 1999 Annual Report to Stockholders and Annual Report on Form 10-K filed by Department 56, Inc. (the "Company") with the Securities and Exchange Commission.

2. Income Per Common Share

    Net income per common share is calculated by dividing net income by the weighted average number of shares outstanding during the period. Net income per common share assuming dilution reflects per share amounts that would have resulted had the Company's outstanding stock options been converted to common stock.

3. Stockholders' Equity

    The Company has a stock repurchase program. On May 10, 1999, the Board of Directors of the Company authorized the repurchase in open market and privately negotiated transactions of up to an additional 3.0 million shares valid through the end of the Company's 2000 fiscal year. On December 15, 1999, the Board of Directors approved an additional $75 million authorization valid through the end of the Company's 2000 fiscal year. During the quarter ended April 1, 2000, the Company repurchased 698,500 shares at a cost of $10.7 million under its existing stock repurchase program. Since January 1997, the Company has repurchased a total of 7.5 million shares at an average price of $26 per share. As of April 1, 2000, the Company had remaining authorization from the Board of Directors to repurchase $75.0 million worth of its stock through the remainder of 2000. The timing, prices and amounts of shares repurchased will be determined at the discretion of the Company's management and subject to continued compliance with the Company's credit facilities.

4. Investment in Subsidiary

    During January 2000, the Company completed a $4 million strategic minority investment in 2-Day Designs, Inc., a manufacturer and marketer of high quality accent furniture and wooden accessories sold primarily through furniture, home furnishings, and catalog retailers principally in the United States. The transaction is accounted for under the equity method of accounting.

Item 2. Management's Discussion and Analysis of Financial Condition and

  Results of Operations

RESULTS OF OPERATIONS

Comparison of Results of Operations for the Quarter Ended April 1, 2000 to the Quarter Ended April 3, 1999.

	Quarter Ended April 1, 2000		Quarter Ended April 3, 1999
	Dollars	% of Net Sales	Dollars	% of Net Sales
	(Dollars in millions)
Net Sales	$40.4	100%	$33.6	100%
Gross profit	21.4	53	19.9	59
Selling, general, and administrative expenses	23.2	57	12.5	37
Amortization of goodwill, trademarks and other	1.4	3	1.3	4
(Loss)/income from operations	(3.1)	8	6.1	18
Interest expense	2.1	5.5		2
Other, net	(0.2)	—	0.2	1
(Loss)/income before income taxes	(5.1)	13	5.4	16
Income tax (benefit)/provision	(1.9)	5	2.0	6
Net (loss)/income	(3.2)	8	3.3	10

    Net Sales.  Net sales increased $6.7 million, or 20%, from $33.6 million in the first quarter of 1999 to $40.4 million in the first quarter of 2000. The increase in sales was principally due to an increase in volume, offset by a $6.5 million increase in the amount charged against sales for product claims. The increase in volume was principally due to lower than normal shipping in the first quarter of 1999. The lower than normal shipping in the first quarter of 1999 and the increase in the amount charged against sales for product claims in the first quarter of 2000 were the result of the problems the Company experienced during the implementation of its new enterprise-wide computer system beginning in early 1999. Sales of the Company's Village Series products increased $4.9 million, or 21%, while sales of General Giftware products increased $1.8 million, or 18% between the two periods. Village Series and General Giftware products represented 71% and 29%, respectively, of the Company's net sales during the first quarter of 2000. Excluding the $6.5 million increase in the amount charged against sales for product claims, net sales increased $13.2 million, or 39%, between the first quarter of 1999 and the first quarter of 2000.

    Gross Profit.  Gross profit increased $1.5 million, or 8%, between the first quarter of 1999 and the first quarter of 2000. The increase in gross profit was principally due to the increase in sales volume, offset by a $6.5 million increase in the amount charged against sales for product claims. Gross profit as a percentage of net sales decreased from 59% in the first quarter of 1999 to approximately 53% in the first quarter of 2000, principally due to the increase in the amount provided for product claims. Excluding the $6.5 million increase in the amount charged against sales for product claims, gross profit would have increased $8.0 million, or 40%, between the first quarter of 1999 and the first quarter of 2000, and gross profit as a percentage of net sales would have been 60%.

    Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $10.7 million, or 86%, between the first quarter of 1999 and the first quarter of 2000. The increase was principally due to an increase in the amount provided for bad debts of $5.5 million and an increase in consulting costs. The increase in the provision for bad debts and the increase in consulting costs were the result of the problems the Company experienced during the implementation of its new enterprise-wide computer system beginning in early 1999. Selling, general and administrative expenses as a percentage of sales was 37% and 57% in the first quarter of 1999 and 2000, respectively. Excluding the $6.5 million increase in the amount charged against sales for product claims and the $5.5 million increase in the amount provided for bad debts, selling, general and administrative expenses as a percentage of sales would have been 38% in the first quarter of 2000..

    Income/(loss) from Operations.  Income/(loss) from operations decreased $9.3 million, between the first quarter of 1999 and the first quarter of 2000 due to the factors described above. Income from operations was 18% of net sales in the first quarter of 1999, and loss from operations was 8% of net sales in the first quarter of 2000. Excluding the $6.5 million increase in the amount charged against sales for product claims and the $5.5 million increase in the amount provided for bad debts, income from operations would have been 19% of net sales in the first quarter of 2000.

    Interest Expense.  Interest expense increased $1.6 million, or 315%, between the first quarter of 1999 and the first quarter of 2000 principally due to increased borrowings under the Company's credit facilities in 2000. Additional borrowings were required as a result of increased stock repurchases, and slower cash collections which were impacted by the timing and manner in which invoices, shipping documents and statements were mailed to customers as a result of the implementation of the integrated computer system.

    Provision for Income Taxes.  The effective income tax rate was 38% during the first quarter of 1999 and 2000.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's credit agreement provides a $100 million revolving credit facility and a $150 million term loan facility. The revolving credit facility provides for borrowings of up to $100 million including letters of credit. The letters of credit are issued primarily in connection with inventory purchases. The credit agreement contains numerous financial and operating covenants, including restrictions on incurring indebtedness and liens, selling property and paying dividends. In addition, the Company is required to satisfy consolidated net worth, interest coverage ratio and leverage ratio tests, in each case at the end of each fiscal quarter. None of these restrictions are expected to have a material adverse effect on the Company's ability to operate in the future.

    During the first quarter of 2000, the Company borrowed an additional $90 million of term debt under its current term debt facility. As of April 1, 2000, the total term debt outstanding is $150 million. All term debt is four-year term debt which requires annual amortization payments of 15%, 20%, 25%, and 40% due March 2001, 2002, 2003, and 2004, respectively. The proceeds will be used primarily to fund the Company's share repurchase program, other strategic initiatives, and general corporate purposes.

    The Company believes that its internally generated cash flow and seasonal borrowings under the revolving credit facility and revolver/ term loan will be adequate to fund operations and capital expenditures for the next twelve months.

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

    Accounts receivable, net of reserves, increased from $29.4 million at April 3, 1999 to $48.7 million at April 1, 2000. The Company's overdue accounts receivable, principally those from 1999, remain higher than normal. These overdue accounts receivable balances are primarily a result of the problems the Company experienced during the implementation of its new enterprise-wide computer system beginning in early 1999. Invoicing and shipping problems, especially during the first half of 1999, led to substantially higher than normal receivables at year-end that carried over into 2000 as customers have had difficulty in reconciling their invoices and shipments. During the first quarter of 2000, the Company increased the amount provided for bad debt and the amount provided for product claims by $12 million. These reserve accruals have been made through pretax charges of $6.5 million to net sales and $5.5 million to expense to cover any remaining issues associated with its increased level of overdue accounts receivable.

    In April 1999, the Company executed a lease for a new distribution center in Minnesota. The lease provides for a 10-year term, with options to renew the lease, as well as to expand and/or acquire the facility. During 2000, the Company will consolidate its two current distribution centers and storage facility into the new distribution center.

    The Company has a stock repurchase program. On May 10, 1999, the Board of Directors of the Company authorized the repurchase in open market and privately negotiated transactions of up to an additional 3.0 million shares valid through the end of the Company's 2000 fiscal year. On December 15, 1999, the Board of Directors approved an additional $75 million authorization valid through the end of the Company's 2000 fiscal year. During the quarter ended April 1, 2000, the Company repurchased 698,500 shares at a cost of $10.7 million under its existing stock repurchase program. Since January 1997, the Company has repurchased a total of 7.5 million shares at an average price of $26 per share. As of April 1, 2000, the Company had remaining authorization from the Board of Directors to repurchase $75.0 million worth of its stock through the remainder of 2000. The timing, prices and amounts of shares repurchased will be determined at the discretion of the Company's management and subject to continued compliance with the Company's credit facilities.

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

Customer Orders Entered(1)
(In millions)

	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Total
1998	$174	$50	$37	$8	$269
1999	182	48	40	11	281
2000	165	—	—	—	—

(1)
Customer orders entered are orders received and approved by the Company, subject to cancellation for various reasons, including credit considerations, inventory shortages, and customer requests.

    Historically, principally due to the timing of wholesale trade shows early in the calendar year and the limited supply of the Company's products, the Company has received the majority of its orders during the first quarter of each year. The Company entered 65% of its total annual customer orders for both 1999 and 1998, during the first quarter of each of those years. Cancellations of total annual customer orders were approximately 8% and 7% in 1999 and 1998, respectively.

    The Company shipped and recorded as net sales (net of returns, allowances and cash discounts), approximately 87% and 91% of its annual customer orders in 1999 and 1998, respectively. Orders not shipped in a particular period, net of cancellations, are carried into backlog. The Company's backlog was $118.4 million as of April 1, 2000, as compared to $156.8 million as of April 3, 1999.

    Through the first quarter of 2000, customer orders entered decreased 9% as compared to the same period for 1999. Customer orders entered for Village Series products have decreased 11% through the first quarter of 2000 while customer orders entered for General Giftware products have decreased 5%.

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

  (b)
  Reports on Form 8-K.

      A Current Report on Form 8-K, dated April 27, 2000, was filed reporting in Item 5 thereof and containing no financial statements.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEPARTMENT 56, INC.
Date: May 16, 2000	/s/ SUSAN E. ENGEL Susan E. Engel Chairwoman of the Board, Chief Executive Officer and Director
Date: May 16, 2000	/s/ PERCY C. TOMLINSON, JR. Percy C. Tomlinson, Jr. Chief Financial Officer and Executive Vice President
Date: May 16, 2000	/s/ GREGG A. PETERS Gregg A. Peters Director of Finance and Principal Accounting Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Name	Page Number
11.1	Computation of net income per share
27.1	Financial data schedule (EDGAR filing only)

QuickLinks

PART I—FINANCIAL INFORMATION
DEPARTMENT 56, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (In thousands)
Customer Orders Entered(1) (In millions)
SIGNATURES
EXHIBIT INDEX