Form 10-Q
period 2000-07-01
DEPARTMENT 56 INC
filed 2000-08-10
CIK 902270

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 1, 2000

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

Yes   X    No

    As of July 1, 2000, 14,303,734 shares of the registrant's common stock, par value $.01 per share, were outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

DEPARTMENT 56, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands)

	JULY 1, 2000	JANUARY 1, 2000
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,222	$3,962
Accounts receivable, net	73,267	65,580
Inventories	30,524	15,901
Other current assets	13,725	14,199

Total current assets	118,738	99,642
PROPERTY AND EQUIPMENT, net	30,427	29,857
GOODWILL, TRADEMARKS AND OTHER, net	153,272	155,936
OTHER ASSETS	5,633	1,673

	$308,070	$287,108

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Borrowings on revolving credit agreement	$26,250	$42,500
Accounts payable	7,532	9,709
Other current liabilities	17,674	15,144

Total current liabilities	51,456	67,353
DEFERRED TAXES	6,810	6,831
LONG-TERM DEBT	105,000	60,000
STOCKHOLDERS' EQUITY	144,804	152,924

	$308,070	$287,108

See notes to condensed consolidated financial statements.

DEPARTMENT 56, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In thousands, except per share amounts)

	QUARTER ENDED JULY 1, 2000	QUARTER ENDED JULY 3, 1999
NET SALES	$57,746	$82,721
COST OF SALES	24,264	33,478

Gross profit	33,482	49,243
OPERATING EXPENSES:
Selling, general, and administrative	16,045	16,463
Amortization of goodwill, trademarks and other	1,374	1,270

Total operating expenses	17,419	17,733

INCOME FROM OPERATIONS	16,063	31,510
OTHER EXPENSE (INCOME):
Interest expense	2,927	1,397
Other, net	(215)	(109)

INCOME BEFORE INCOME TAXES	13,351	30,222
PROVISION FOR INCOME TAXES	5,073	11,484

NET INCOME	$8,278	$18,738

NET INCOME PER COMMON SHARE	$0.58	$1.06

NET INCOME PER COMMON SHARE ASSUMING DILUTION	$0.58	$1.04

See notes to condensed consolidated financial statements.

DEPARTMENT 56, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In thousands, except per share amounts)

	26 WEEKS ENDED JULY 1, 2000	26 WEEKS ENDED JULY 3, 1999
NET SALES	$98,113	$116,369
COST OF SALES	43,230	47,230

Gross profit	54,883	69,139
OPERATING EXPENSES:
Selling, general, and administrative	39,211	28,951
Amortization of goodwill, trademarks and other	2,738	2,533

Total operating expenses	41,949	31,484

INCOME FROM OPERATIONS	12,934	37,655
OTHER EXPENSE (INCOME):
Interest expense	5,071	1,913
Other, net	(396)	126

INCOME BEFORE INCOME TAXES	8,259	35,616
PROVISION FOR INCOME TAXES	3,138	13,534

NET INCOME	$5,121	$22,082

NET INCOME PER COMMON SHARE	$0.35	$1.24

NET INCOME PER COMMON SHARE ASSUMING DILUTION	$0.35	$1.22

See notes to condensed consolidated financial statements.

DEPARTMENT 56, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	26 WEEKS ENDED JULY 1, 2000	26 WEEKS ENDED JULY 3, 1999
CASH FLOWS FROM OPERATING ACTIVITIES—
Net cash used in operating activities	$(10,864)	$(51,353)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,329)	(6,453)
Investment in subsidiary	(4,000)	—
Acquisitions	—	(630)

Net cash used in investing activities	(7,329)	(7,083)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of common stock options	66	1,109
Purchases of treasury stock	(13,363)	(20,941)
(Repayments) borrowings on revolving credit agreement	(16,250)	79,000
Proceeds from issuance of long-term debt	90,000	—
Principal payments on long-term debt	(45,000)	—

Net cash provided by financing activities	15,453	59,168

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,740)	732
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,962	2,783

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,222	$3,515

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION—
Cash paid for:
Interest	$4,370	$3,030
Income taxes	$3,103	$5,655

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

    The results of operations for the quarter ended July 1, 2000 and the 26 weeks ended July 1, 2000 are not necessarily indicative of the results for the full fiscal year.

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

3.  Stockholders' Equity

    The Company has a stock repurchase program. On December 15, 1999, the Board of Directors approved a $75 million authorization valid through the end of the Company's 2000 fiscal year. On July 31, 2000, the Board of Directors approved an extension of the $72.3 million remaining under the original $75 million authorization valid through December 31, 2001. During the quarter ended July 1, 2000, the Company repurchased 182,700 shares at a cost of $2.7 million under its existing stock repurchase program. During the 26 weeks ended July 1, 2000, the Company repurchased 881,200 shares at a cost of $13.4 million. Since January 1997, the Company has repurchased a total of 7.7 million shares at an average price of $26 per share. The timing, prices and amounts of shares repurchased, as well as the manner of execution, will be determined at the discretion of the Company's management and subject to continued compliance with the Company's credit facilities.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Comparison of Results of Operations for the Quarter Ended July 1, 2000 to the Quarter Ended July 3, 1999.

	Quarter Ended July 1, 2000		Quarter Ended July 3, 1999
	Dollars	% of Net Sales	Dollars	% of Net Sales
	(Dollars in millions)
Net sales	$57.7	100%	$82.7	100%
Gross profit	33.5	58	49.2	60
Selling, general, and administrative expenses	16.1	28	16.5	20
Amortization of goodwill, trademarks and other	1.4	2	1.3	2
Income from operations	16.1	28	31.5	38
Interest expense	2.9	5	1.4	2
Other income, net	(0.2)	—	(0.1)	—
Income before income taxes	13.4	23	30.2	37
Provision for income taxes	5.1	9	11.5	14
Net income	8.3	14	18.7	23

    Net Sales.  Net sales decreased $25.0 million, or 30%, from $82.7 million in the second quarter of 1999 to $57.7 million in the second quarter of 2000. The decrease in sales was principally due to a decrease in volume. The decrease in volume was due to unusually high shipments in the second quarter of 1999 resulting from shipping difficulties faced in the first quarter of 1999 that shifted a large amount of shipments from the first quarter to the second quarter. Sales of the Company's Village Series products decreased $18.4 million, or 32%, while sales of General Giftware products decreased $6.6 million, or 27% between the two periods. Village Series and General Giftware products represented 69% and 31%, respectively, of the Company's net sales during the second quarter of 2000.

    Gross Profit.  Gross profit decreased $15.8 million, or 32%, between the second quarter of 1999 and the second quarter of 2000. The decrease in gross profit was principally due to the decrease in sales volume. Gross profit as a percentage of net sales decreased from 60% in the second quarter of 1999 to approximately 58% in the second quarter of 2000, principally due to a change in the mix of product shipped during the second quarter of 2000 as compared to the second quarter of 1999, and the impact of a customer appreciation discount the Company offered on orders taken during the first quarter of 2000 for most product categories.

    Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased $0.4 million, or 3%, between the second quarter of 1999 and the second quarter of 2000. The decrease was principally due to a decrease in commissions due to the decrease in net sales, a decrease in marketing expenses, offset by an increase in consulting costs. The increase in consulting costs was the result of the problems the Company experienced during the implementation of its new enterprise-wide computer system beginning in early 1999. Selling, general and administrative expenses as a percentage of sales was 20% and 28% in the second quarter of 1999 and 2000, respectively.

    Income from Operations.  Income from operations decreased $15.4 million, between the second quarter of 1999 and the second quarter of 2000 due to the factors described above. Income from operations was 38% and 28% of net sales in the second quarter of 1999 and 2000, respectively.

    Interest Expense.  Interest expense increased $1.5 million, or 110%, between the second quarter of 1999 and the second quarter of 2000 principally due to increased borrowings under the Company's credit facilities in 2000. Additional borrowings were required as a result of share repurchases and slower cash collections during 1999 which were impacted by the timing and manner in which invoices, shipping documents and statements were mailed to customers as a result of the implementation of the integrated computer system.

    Provision for Income Taxes.  The effective income tax rate was 38% during the second quarter of 1999 and 2000.

RESULTS OF OPERATIONS

Comparison of Results of Operations for the 26 Weeks Ended July 1, 2000 to the 26 Weeks Ended July 3, 1999.

	26 Weeks Ended July 1, 2000		26 Weeks Ended July 3, 1999
	Dollars	% of Net Sales	Dollars	% of Net Sales
	(Dollars in millions)
Net sales	$98.1	100%	$116.4	100%
Gross profit	54.9	56	69.1	59
Selling, general, and administrative expenses	39.2	40	28.9	25
Amortization of goodwill, trademarks and other	2.7	3	2.5	2
Income from operations	12.9	13	37.7	32
Interest expense	5.1	5	1.9	2
Other (income) expense, net	(0.4)	—	0.1	—
Income before income taxes	8.3	8	35.6	31
Provision for income taxes	3.1	3	13.5	12
Net income	5.1	5	22.1	19

    Net Sales.  Net sales decreased $18.3 million, or 16%, from $116.4 million in 1999 to $98.1 million in 2000. The decrease in sales was principally due to a decrease in volume and a $6.5 million increase in the amount charged against sales for product claims during the first quarter of 2000. The decrease in volume was due to higher than normal shipping in the second quarter of 1999. The higher than normal shipping during the second quarter of 1999 and the increase in the amount charged against sales for product claims in the first quarter of 2000 were the result of the problems experienced during the implementation of the Company's new enterprise-wide computer system beginning in early 1999. Sales of the Company's Village Series products decreased $13.5 million, or 16%, while sales of General Giftware products decreased $4.8 million, or 14% between the two periods. Village Series and General Giftware products represented 70% and 30%, respectively, of the Company's net sales in 2000. Excluding the $6.5 million increase in the amount charged against sales for product claims, net sales decreased $11.8 million, or 10%, between the two periods.

    Gross Profit.  Gross profit decreased $14.3 million, or 21%, between 1999 and 2000. The decrease in gross profit was principally due to the increase in the amount charged against sales for product claims, and a decrease in sales volume. Gross profit as a percentage of net sales was 59% and 56% in 1999 and 2000, respectively. Excluding the $6.5 million increase in the amount charged against sales for product claims, gross profit would have decreased $7.8 million, or 11%, between the first half of 1999 and 2000, and gross profit as a percent of sales would have been 59%.

    Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $10.3 million, or 35%, between 1999 and 2000. The increase is principally due to an increase in the amount provided for bad debts of $5.5 million, an increase in consulting costs, and an increase in depreciation expense. The increase in the provision for bad debts and the increase in consulting costs were the result of the problems the Company experienced during the implementation of its new enterprise-wide computer system beginning in early 1999. Selling, general and administrative expenses as a percentage of sales increased from approximately 25% in 1999 to 40% in 2000. Excluding the $6.5 million increase in the amount charged against sales for product claims and the $5.5 million increase in the amount provided for bad debts, selling, general and administrative expenses as a percentage of sales would have been 32% in 2000.

    Income from Operations.  Income from operations decreased $24.7 million, or 66%, between 1999 and 2000 due to the factors described above. Income from operations was 32% and 13% of net sales in 1999 and 2000, respectively. Excluding the $6.5 million increase in the amount charged against sales for product claims and the $5.5 million increase in the amount provided for bad debts, income from operations would have been 24% of net sales in 2000.

    Interest Expense.  Interest expense increased $3.2 million, or 165%, between 1999 and 2000 principally due to increased borrowings under the Company's credit facilities in 2000. Additional borrowings were required as a result of share repurchases and slower cash collections during 1999 which were impacted by the timing and manner in which invoices, shipping documents and statements were mailed to customers as a result of the implementation of the integrated computer system.

    Provision for Income Taxes.  The effective tax rate was 38% during the 26 weeks ended July 3, 1999 and July 1, 2000.

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

    During the first quarter of 2000, the Company borrowed an additional $90 million of term debt under its current term debt facility which brought the total outstanding term debt to $150 million as of April 1, 2000. During the second quarter of 2000, the Company prepaid $45 million of term debt which can not be re-borrowed and included the $22.5 million payment due March 2001. The Company is obligated to repay the $105 million outstanding at July 1, 2000 with annual payments of $20.9 million, $32.4 million, and $51.7 million due March 2002, 2003, and 2004, respectively.

    The Company believes that its internally generated cash flow and seasonal borrowings under the revolving credit facility and term loan will be adequate to fund operations and capital expenditures for the next twelve months.

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

    Accounts receivable, net of reserves, decreased from $100.9 million at July 3, 1999 to $73.3 million at July 1, 2000. The decrease in accounts receivable was principally due to the $12 million increase in the amount provided for bad debt and returned product claims made during the first quarter of 2000, and a decrease in sales. These reserve accruals have been made through pretax charges of $6.5 million to net sales and $5.5 million to selling, general and administrative expense.

    In April 1999, the Company executed a lease for a new distribution center in Minnesota. The lease provides for a 10-year term, with options to renew the lease, as well as to expand and/or acquire the facility. During the second quarter of 2000, the Company consolidated its two current distribution centers and storage facility into the new distribution center.

    The Company has a stock repurchase program. On December 15, 1999, the Board of Directors approved a $75 million authorization valid through the end of the Company's 2000 fiscal year. On July 31, 2000, the Board of Directors approved an extension of the $72.3 million remaining under the original $75 million authorization valid through December 31, 2001. During the quarter ended July 1, 2000, the Company repurchased 182,700 shares at a cost of $2.7 million under its existing stock repurchase program. During the 26 weeks ended July 1, 2000, the Company repurchased 881,200 shares at a cost of $13.4 million. Since January 1997, the Company has repurchased a total of 7.7 million shares at an average price of $26 per share. The timing, prices and amounts of shares repurchased, as well as the manner of execution, will be determined at the discretion of the Company's management and subject to continued compliance with the Company's credit facilities.

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

Customer Orders Entered(1)
(In millions)

	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Total
1998	$174	$50	$37	$8	$269
1999	182	48	40	11	281
2000	165	51	—	—	—

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

    The Company shipped and recorded as net sales (net of returns, allowances and cash discounts), approximately 87% and 91% of its annual customer orders in 1999 and 1998, respectively. Orders not shipped in a particular period, net of cancellations, are carried into backlog. The Company's backlog was $105.9 million as of July 1, 2000, as compared to $107.1 million as of July 3, 1999.

    Through the second quarter of 2000, customer orders entered decreased 6% as compared to the same period for 1999. Customer orders entered for Village Series products have decreased 9% through the second quarter of 2000 while customer orders entered for General Giftware products have increased 2%.

    Certain General Giftware products have lower gross profit rates than the Company's average gross profit rate. In addition, from time to time, the Company liquidates product at lower than average gross profit rates. As a result, gross profit may vary depending on the mix of product shipped.

PART II—OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

    At the Company's Annual Meeting of Stockholders held on May 11, 2000 (the "Annual Meeting"), all of the persons named in the Company's proxy materials as management nominees for the Board of Directors were elected. All of the nominees were incumbent directors and the election of all nominees at the Annual Meeting was uncontested. Also at the Annual Meeting, the Company's stockholders ratified the appointment by the Board of Directors of Deloitte & Touche LLP, independent public accountants, as auditors for the Company for the fiscal year ending December 30, 2000 as follows: 13,407,794 voting for ratification; 197,239 voting against; 20,048 abstentions; 1,081,616 not voting.

Notes concerning forward-looking statements:

Any conclusions or expectations expressed in, or drawn from, the statements in this filing concerning matters that are not historical corporate financial results are "forward-looking statements" that involve risks and uncertainties. Please read the bases, assumptions and factors set out in the Company's Form 10-K for 1999 dated March 29, 2000 and filed under the Securities Exchange Act of 1934, all of which is incorporated herein by reference. Actual results may vary materially from forward-looking statements and the assumptions on which they are based. The Company undertakes no obligation to update or publish in the future any forward-looking statements.

Item 6.  Exhibits and Reports on Form 8-K.

  (a)
  The following documents are filed as exhibits to this Report.

11.1	Computation of net income per share.
11.2	Company press release dated June 28, 2000.
11.3	Company press release dated July 26, 2000.
11.4	Company press release dated August 1, 2000.
27.1	Financial data schedule (EDGAR filing only).
  (b)
  Reports on Form 8-K.

    A Current Report on Form 8-K, dated April 27, 2000, was filed reporting in Item 5 thereof and containing no financial statements.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEPARTMENT 56, INC.
Date: August 10, 2000	/s/ SUSAN E. ENGEL Susan E. Engel Chairwoman of the Board, Chief Executive Officer and Director
Date: August 10, 2000	/s/ PERCY C. TOMLINSON, JR. Percy C. Tomlinson, Jr. Chief Financial Officer and Executive Vice President
Date: August 10, 2000	/s/ GREGG A. PETERS Gregg A. Peters Director of Finance and Principal Accounting Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Name	Page Number
11.1	Computation of net income per share.
11.2	Company press release dated June 28, 2000.
11.3	Company press release dated July 26, 2000.
11.4	Company press release dated August 1, 2000.
27.1	Financial data schedule (EDGAR filing only).

QuickLinks

PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  RESULTS OF OPERATIONS
  RESULTS OF OPERATIONS
  LIQUIDITY AND CAPITAL RESOURCES
  FOREIGN EXCHANGE
  EFFECT OF INFLATION
  SEASONALITY AND CUSTOMER ORDERS
PART II—OTHER INFORMATION
  Item 4. Submission of Matters to a Vote of Security Holders.
  Item 6. Exhibits and Reports on Form 8-K.
SIGNATURES
EXHIBIT INDEX