Form 10-Q
period 2000-09-30
DEPARTMENT 56 INC
filed 2000-11-14
CIK 902270

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2000

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    As of September 30, 2000, 13,409,603 shares of the registrant's common stock, par value $.01 per share, were outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

DEPARTMENT 56, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands)

	September 30, 2000	January 1, 2000
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$3,962
Accounts receivable, net	114,721	65,580
Inventories	29,640	15,901
Other current assets	13,489	14,199

Total current assets	157,850	99,642
PROPERTY AND EQUIPMENT, net	31,674	29,857
GOODWILL, TRADEMARKS AND OTHER, net	151,940	155,936
OTHER ASSETS	5,463	1,673

	$346,927	$287,108

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Borrowings on revolving credit agreement	$55,500	$42,500
Accounts payable	10,535	9,709
Other current liabilities	24,267	15,144

Total current liabilities	90,302	67,353
DEFERRED TAXES	7,074	6,831
LONG-TERM DEBT	105,000	60,000
STOCKHOLDERS' EQUITY	144,551	152,924

	$346,927	$287,108

See notes to condensed consolidated financial statements.

DEPARTMENT 56, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share amounts)

	Quarter Ended September 30, 2000	Quarter Ended October 2, 1999
NET SALES	$69,924	$75,093
COST OF SALES	29,605	31,009

Gross profit	40,319	44,084
OPERATING EXPENSES:
Selling, general, and administrative	16,237	16,494
Amortization of goodwill, trademarks and other	1,374	1,290

Total operating expenses	17,611	17,784

INCOME FROM OPERATIONS	22,708	26,300
OTHER EXPENSE (INCOME):
Interest expense	3,273	2,224
Other, net	1	(54)

INCOME BEFORE INCOME TAXES	19,434	24,130
PROVISION FOR INCOME TAXES	7,386	9,171

NET INCOME	$12,048	$14,959

NET INCOME PER COMMON SHARE	$0.86	$0.88

NET INCOME PER COMMON SHARE ASSUMING DILUTION	$0.85	$0.87

See notes to condensed consolidated financial statements.

DEPARTMENT 56, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share amounts)

	39 Weeks Ended September 30, 2000	39 Weeks Ended October 2, 1999
NET SALES	$168,037	$191,462
COST OF SALES	72,836	78,239

Gross profit	95,201	113,223
OPERATING EXPENSES:
Selling, general, and administrative	55,446	45,446
Amortization of goodwill, trademarks and other	4,112	3,822

Total operating expenses	59,558	49,268

INCOME FROM OPERATIONS	35,643	63,955
OTHER EXPENSE (INCOME):
Interest expense	8,344	4,136
Other, net	(395)	73

INCOME BEFORE INCOME TAXES	27,694	59,746
PROVISION FOR INCOME TAXES	10,524	22,705

NET INCOME	$17,170	$37,041

NET INCOME PER COMMON SHARE	$1.19	$2.11

NET INCOME PER COMMON SHARE ASSUMING DILUTION	$1.18	$2.08

See notes to condensed consolidated financial statements.

DEPARTMENT 56, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	39 Weeks Ended September 30, 2000	39 Weeks Ended October 2, 1999
CASH FLOWS FROM OPERATING ACTIVITIES—
Net cash used in operating activities	$(26,560)	$(85,701)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(5,773)	(10,111)
Investment in subsidiary	(4,000)	—
Acquisitions	—	(1,793)

Net cash used in investing activities	(9,773)	(11,904)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of common stock options	66	1,149
Purchases of treasury stock	(25,695)	(38,381)
Borrowings on revolving credit agreement	13,000	132,500
Proceeds from issuance of long-term debt	90,000	—
Principal payments on long-term debt	(45,000)	—

Net cash provided by financing activities	32,371	95,268

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,962)	(2,337)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,962	2,783

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$446

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION—
Cash paid for:
Interest	$7,212	$5,373
Income taxes	$5,953	$21,701

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

    The results of operations for the quarter ended September 30, 2000 and the 39 weeks ended September 30, 2000 are not necessarily indicative of the results for the full fiscal year.

    It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the 1999 Annual Report on Form 10-K filed by Department 56, Inc. (the "Company") with the Securities and Exchange Commission.

2.  Net Income Per Common Share

    Net income per common share is calculated by dividing net income by the weighted average number of shares outstanding during the period. Net income per common share assuming dilution reflects per share amounts that would have resulted had the Company's outstanding stock options been converted to common stock.

3.  Stockholders' Equity

    The Company has a stock repurchase program. During the quarter ended September 30, 2000, the Company repurchased 896,100 shares at a cost of $12.3 million under its existing stock repurchase program. During the 39 weeks ended September 30, 2000, the Company repurchased 1,777,300 shares at a cost of $25.7 million. Since January 1997, the Company has repurchased a total of 8.6 million shares at an average price of $24 per share. As of September 30, 2000, the Company had remaining authorization from the Board of Directors to repurchase $60 million of its stock through 2001. The timing, prices and amounts of shares repurchased, as well as the manner of execution, will be determined at the discretion of the Company's management and subject to continued compliance with the Company's credit facilities.

4.  Investment in Subsidiary

    During January 2000, the Company completed a $4.0 million strategic minority investment in 2-Day Designs, Inc., a manufacturer and marketer of high quality accent furniture and wooden accessories sold primarily through furniture, home furnishings, and catalog retailers principally in the United States. The transaction is recorded under the equity method of accounting.

5.  New Accounting Standards

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". The statement, as amended by SFAS No. 138 issued in June 2000, requires that all derivatives be recognized in the financial statements as either assets or liabilities measured at fair value, and also specifies new methods of accounting for hedging transactions. The Company is required to apply this statement in its first quarter of fiscal year 2001. The Company is currently evaluating the impact, if any, of this statement.

    In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 summarized the SEC's view in applying generally accepted accounting principles to selected revenue recognition issues. The Company is required to apply SAB 101 in the fourth quarter of 2000 retroactively to the first quarter of 2000. The Company is currently evaluating the impact, if any, of this statement.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

    Comparison of Results of Operations for the Quarter Ended September 30, 2000 to the Quarter Ended October 2, 1999.

	Quarter Ended September 30, 2000		Quarter Ended October 2, 1999
	Dollars	% of Net Sales	Dollars	% of Net Sales
	(Dollars in millions)
Net sales	$69.9	100%	$75.1	100%
Gross profit	40.3	58	44.1	59
Selling, general, and administrative expenses	16.2	23	16.5	22
Amortization of goodwill, trademarks and other	1.4	2	1.3	2
Income from operations	22.7	33	26.3	35
Interest expense	3.3	5	2.2	3
Other income, net	0.0	—	(0.1)	—
Income before income taxes	19.4	28	24.1	32
Provision for income taxes	7.4	11	9.2	12
Net income	12.0	17	15.0	20

    Net Sales.  Net sales decreased $5.2 million, or 7%, from $75.1 million in the third quarter of 1999 to $69.9 million in the third quarter of 2000. The decrease in sales was principally due to a decrease in volume, and the impact of a customer appreciation discount the Company offered on orders taken during the first quarter of 2000 for most product categories. Sales of the Company's Village Series products decreased $6.7 million, or 14%, while sales of General Giftware products increased $1.5 million, or 5% between the two periods. Village Series and General Giftware products represented 58% and 42%, respectively, of the Company's net sales during the third quarter of 2000.

    Gross Profit.  Gross profit decreased $3.8 million, or 9%, between the third quarter of 1999 and the third quarter of 2000. The decrease in gross profit was principally due to the decrease in sales volume. Gross profit as a percentage of net sales decreased from 59% in the third quarter of 1999 to approximately 58% in the third quarter of 2000, principally due to a change in the mix of product shipped during the third quarter of 2000 as compared to the third quarter of 1999, and the impact of a customer appreciation discount referred to above.

    Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased $0.3 million, or 2%, between the third quarter of 1999 and the third quarter of 2000. The decrease was principally due to the write-off of acquisition related costs during the third quarter of 1999, offset partially by increased depreciation and expenses related to the Company's investment in information systems and a new distribution center. Selling, general and administrative expenses as a percentage of sales was 22% and 23% in the third quarter of 1999 and 2000, respectively.

    Income from Operations.  Income from operations decreased $3.6 million, between the third quarter of 1999 and the third quarter of 2000 due to the factors described above. Income from operations was 35% and 33% of net sales in the third quarter of 1999 and 2000, respectively.

    Interest Expense.  Interest expense increased $1.1 million, or 47%, between the third quarter of 1999 and the third quarter of 2000 principally due to increased borrowings under the Company's credit facilities in 2000 and increased interest rates paid by the Company. Additional borrowings were required as a result of share repurchases.

    Provision for Income Taxes.  The effective income tax rate was 38% during the third quarter of 1999 and 2000.

RESULTS OF OPERATIONS

    Comparison of Results of Operations for the 39 Weeks Ended September 30, 2000 to the 39 Weeks Ended October 2, 1999.

	39 Weeks Ended September 30, 2000		39 Weeks Ended October 2, 1999
	Dollars	% of Net Sales	Dollars	% of Net Sales
	(Dollars in millions)
Net sales	$168.0	100%	$191.5	100%
Gross profit	95.2	57	113.2	59
Selling, general, and administrative expenses	55.4	33	45.5	24
Amortization of goodwill, trademarks and other	4.1	2	3.8	2
Income from operations	35.6	21	64.0	33
Interest expense	8.3	5	4.1	2
Other (income) expense, net	(0.4)	—	0.1	—
Income before income taxes	27.7	16	59.7	31
Provision for income taxes	10.5	6	22.7	12
Net income	17.2	10	37.0	19

    Net Sales.  Net sales decreased $23.4 million, or 12%, from $191.5 million in 1999 to $168.0 million in 2000. The decrease in sales was principally due to a decrease in volume, the $6.5 million increase in the amount charged against sales for product claims during the first quarter of 2000, and the impact of a customer appreciation discount the Company offered on orders taken during the first quarter of 2000 for most product categories. The increase in the amount charged against sales for product claims in the first quarter of 2000 was the result of the problems experienced during the implementation of the Company's new enterprise-wide information system beginning in early 1999. Sales of the Company's Village Series products decreased $20.1 million, or 16%, while sales of General Giftware products decreased $3.3 million, or 5% between the two periods. Village Series and General Giftware products represented 65% and 35%, respectively, of the Company's net sales in 2000. Excluding the $6.5 million increase in the amount charged against sales for product claims, net sales decreased $16.9 million, or 9%, between the two periods.

    Gross Profit.  Gross profit decreased $18.0 million, or 16%, between 1999 and 2000. The decrease in gross profit was principally due to the decrease in sales volume, the $6.5 million increase in the amount charged against sales for product claims in the first quarter of 2000, and the impact of the customer appreciation discount referred to above. Gross profit as a percentage of net sales was 59% and 57% in 1999 and 2000, respectively. Excluding the $6.5 million increase in the amount charged against sales for product claims, gross profit would have decreased $11.5 million, or 10%, between the first half of 1999 and 2000, and gross profit as a percent of sales would have been 58%.

    Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $10.0 million, or 22%, between 1999 and 2000. The increase is principally due to an increase in the amount provided for bad debts of $5.5 million, and an increase in depreciation and expenses related to the Company's investment in information systems and a new distribution center. The increase in the provision for bad debts was the result of the problems the Company experienced during the implementation of its new enterprise-wide information system beginning in early 1999. Selling, general and administrative expenses as a percentage of sales increased from approximately 24% in 1999 to 33% in 2000. Excluding the $6.5 million increase in the amount charged against sales for product claims and the $5.5 million increase in the amount provided for bad debts, selling, general and administrative expenses as a percentage of sales would have been 29% in 2000.

    Income from Operations.  Income from operations decreased $28.3 million, or 44%, between 1999 and 2000 due to the factors described above. Income from operations was 33% and 21% of net sales in 1999 and 2000, respectively. Excluding the $6.5 million increase in the amount charged against sales for product claims and the $5.5 million increase in the amount provided for bad debts, income from operations would have been 27% of net sales in 2000.

    Interest Expense.  Interest expense increased $4.2 million, or 102%, between 1999 and 2000 principally due to increased borrowings under the Company's credit facilities in 2000 and increased interest rates paid by the Company. Additional borrowings were required as a result of share repurchases.

    Provision for Income Taxes.  The effective tax rate was 38% during the 39 weeks ended October 2, 1999 and September 30, 2000.

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

    During the first quarter of 2000, the Company borrowed an additional $90 million of term debt under its current term debt facility which brought the total outstanding term debt to $150 million as of April 1, 2000. During the second quarter of 2000, the Company prepaid $45 million of term debt which can not be re-borrowed and included the $22.5 million payment due March 2001. The Company is obligated to repay the $105 million outstanding at September 30, 2000 with annual payments of $20.9 million, $32.4 million, and $51.7 million due March 2002, 2003, and 2004, respectively.

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

    Accounts receivable, net of reserves, decreased from $146.8 million at October 2, 1999 to $114.7 million at September 30, 2000. The decrease in accounts receivable was principally due to higher cash collections in 2000 compared to 1999 and a decrease in sales. Cash collections in 1999 were lower than normal due to the problems experienced in 1999 related to the implementation of the Company's enterprise-wide information system.

    The Company has a stock repurchase program. During the quarter ended September 30, 2000, the Company repurchased 896,100 shares at a cost of $12.3 million under its existing stock repurchase program. During the 39 weeks ended September 30, 2000, the Company repurchased 1,777,300 shares at a cost of $25.7 million. Since January 1997, the Company has repurchased a total of 8.6 million shares at an average price of $24 per share. As of September 30, 2000, the Company had remaining authorization from the Board of Directors to repurchase $60 million of its stock through 2001. The timing, prices and amounts of shares repurchased, as well as the manner of execution, will be determined at the discretion of the Company's management and subject to continued compliance with the Company's credit facilities.

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

Customer Orders Entered(1)
(In millions)

	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Total
1998	$174	$50	$37	$8	$269
1999	182	48	40	11	281
2000	165	51	35	—	—

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

    The Company shipped and recorded as net sales (net of returns, allowances and cash discounts), approximately 87% and 91% of its annual customer orders in 1999 and 1998, respectively. Orders not shipped in a particular period, net of cancellations, are carried into backlog. The Company's backlog was $65.5 million as of September 30, 2000, as compared to $64.3 million as of October 2, 1999.

    Through the third quarter of 2000, customer orders entered decreased 7% as compared to the same period for 1999. Customer orders entered for Village Series products have decreased 11% through the third quarter of 2000 while customer orders entered for General Giftware products have increased 2%.

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

  11.1
  Computation of net income per share.

  11.2
  Company press release dated October 25, 2000.

  11.3
  Company press release dated November 3, 2000.

  27.1
  Financial data schedule (EDGAR filing only).

  (b)
  Reports on Form 8-K.

    None.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEPARTMENT 56, INC.
Date: November 14, 2000	By:	/s/ SUSAN E. ENGEL Susan E. Engel Chairwoman of the Board, Chief Executive Officer and Director
Date: November 14, 2000	By:	/s/ PERCY C. TOMLINSON, JR. Percy C. Tomlinson, Jr. Chief Financial Officer and Executive Vice President
Date: November 14, 2000	By:	/s/ GREGG A. PETERS Gregg A. Peters Director of Finance and Principal Accounting Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Name	Page Number
11.1	Computation of net income per share.
11.2	Company press release dated October 25, 2000.
11.3	Company press release dated November 3, 2000.
27.1	Financial data schedule (EDGAR filing only).

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
DEPARTMENT 56, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Customer Orders Entered(1) (In millions)
SIGNATURES
EXHIBIT INDEX