Form 10-K405
period 2000-12-30
DEPARTMENT 56 INC
filed 2001-03-30
CIK 902270

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required) For the fiscal year ended December 30, 2000
OR
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required) For the transition period from to to .

Commission file number 1-11908

DEPARTMENT 56, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3684956 (I.R.S. Employer Identification No.)
One Village Place 6436 City West Parkway Eden Prairie, MN (Address of principal executive offices)	55344 (Zip Code)

(952) 944-5600
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $111,489,536 as of March 22, 2001 (based on the closing price of consolidated trading in the Common Stock on that date as published in Yahoo! Finance). For purposes of this computation, shares held by affiliates and by directors and officers of the registrant have been excluded. Such exclusion of shares held by directors and officers is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

Number of Shares of Common Stock, par value $.01 per share, outstanding as of March 22, 2001: 12,881,813.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's definitive Proxy Statement for the 2001 Annual Meeting of Stockholders filed with the Securities and Exchange Commission concurrently with this Form 10-K (the "2001 Proxy Statement") are incorporated by reference in Part III.

FORM 10-K TABLE OF CONTENTS

PART I

Item 1. BUSINESS

General:

Department 56, Inc. (including its direct and indirect subsidiaries, "Department 56" or "the Company") is a leading designer, importer and distributor of fine quality collectibles and other giftware products sold through gift, home accessory and specialty retailers. The Company is best known for its Village Series of collectible, handcrafted, lit ceramic and porcelain houses, buildings and related accessories in The Original Snow Village® Collection and The Heritage Village Collection® as well as its extensive line of holiday and home decorative accessories, including its Snowbabies™ collectible porcelain and pewter handpainted figurines.

The Company was incorporated in Delaware in 1992 to hold the equity of a Minnesota corporation formed in 1984 under the name "Department 56, Inc.," which has since changed its name to "D 56, Inc." and has continued as the Company's principal operating subsidiary.

The Company seeks complementary businesses that reinforce synergies, allow it to supplement its internal product development, and accelerate its penetration into new markets and new channels. In this connection, in the first quarter of fiscal year 2000 the Company completed a $4.0 million strategic minority investment in 2-Day Designs, Inc., a manufacturer and marketer of high quality accent furniture and wooden accessories sold primarily through furniture, home furnishings, and catalog retailers. The Company's focused, multi-faceted strategy is intended to position Department 56 as the premier giftware and collectibles company for the future.

Products:

Village Series Products – Department 56 is best known for its Village Series, several series of collectible, handcrafted, lit ceramic and porcelain houses, buildings and related accessories that depict nostalgic scenes. The Company introduces new lit pieces, limited edition pieces, figurines and other accessories each year to complement and provide continuity to the collections. To allow for these new introductions and to keep each series appropriately balanced, the Company has traditionally retired a number of its existing pieces from production each year. Retirement decisions are based on management's judgment as to, among other things, expected consumer demand, whether a piece continues to fit the evolving design characteristics of a series, manufacturing considerations and, importantly, injecting an element of surprise.

Village Accessories – Department 56 also produces a range of accessories for its villages, including figurines, vehicles, landscaping, lighting and other decorative items. The sale of accessories for its Village Series is an important part of the Company's strategy to encourage the continued purchase of its products. Accessories allow collectors to refresh their collections by changing their displays and by creating personalized settings. Many of the accessories can be used interchangeably between the various villages, although certain accessories are designed uniquely for specific villages.

General Giftware – The Company offers a wide range of other decorative giftware and home accessory items, including the Company's Snowbabies and Snowbunnies® collectible figurines, Candle Crown™ candle extinguishers, Secret Boxes™, Christmas, Easter, Halloween, and non-seasonal decorative items, tableware, decorative tins, acrylics, "teddy bears" and other "plush" items, and gift bags. Department 56 develops these decorative giftware and home accessories both to satisfy specific consumer demand and to introduce new product concepts that may develop into important product lines for the Company in the future. Snowbabies figurines, originally introduced in 1987 as part of the Company's general Christmas collection, rapidly became a popular product line and subsequently have achieved their own collectible status. Candle Crown candle extinguishers and Secret Boxes, introduced in 2000, provide new product categories to the North American gift and collectible marketplace which enable continuity purchases. General Giftware products are generally offered as a line of products developed around a central design theme. The Company updates its product offerings twice a year and currently maintains an aggregate of approximately 4,100 stock keeping units, of which approximately 3,400 are General Giftware products.

Customers:

The Company's principal customers (accounting for approximately 90% of its sales) are approximately 15,000 independent gift retailers across the United States. These retailers include approximately 1,600 independently owned Gold Key and Showcase Dealers, who receive special recognition and qualify for improved sales terms, and who must satisfy certain requirements, such as maintaining the Company's products on display in an attractive setting for at least six months. Approximately 10% of the Company's sales are made to department stores and mail order houses. No single account represented more than 3% of the Company's sales in fiscal 2000. The Company provides volume discounts to its customers with respect to most of its products. The Company has generally had only limited sales outside the United States. International sales were less than 3% of the Company's sales in fiscal 2000.

As part of the Company's strategy of selective distribution, only approximately 5,500 retailers receive the Company's Village Series and/or Snowbabies products. Certain of the Company's lit Village Series products and porcelain Snowbabies figurines have been sold on allocation. The Company periodically evaluates and adjusts its distribution network, and reviews its policies with a view of optimizing both the Company's distribution strategy and the store-level operations of its independent retailers. While the Company remains committed to selective distribution for the Village Series and Snowbabies products, the Company plans to continue to seek complimentary retailers (at times, with a less-than-full offering of the Company's product assortment) to maintain sufficient market presence to accelerate consumer awareness and interest.

Marketing and Advertising:

Department 56 sells its products through nine corporate showrooms and three independently operated wholesale showrooms which cover the major giftware market areas in the United States and Canada. The Company's headquarters in Eden Prairie, Minnesota has a 10,000 square-foot atrium showroom where all of its products, including retired Village Series lighted pieces and Snowbabies figurines, are displayed. The Company has also launched its business-to-business extranet ("WIN" or Web Information Network) in order to develop greater operational efficiencies and merchandising effectiveness for the Company and its retailers in the future. In addition, the Company sells through giftware trade shows throughout the United States and Canada. During 2000, the Company opened a retail store in the Desert Passage retail complex at Aladdin Casino and Resort in Las Vegas, Nevada. During 2001 the Company plans to open its third store at Downtown Disney®, a retail and entertainment complex located next to the Disneyland® theme park in Anaheim, California. The Company will continue to consider the creation of additional corporately owned stores during 2001 to increase the visibility of the brand and cultivate consumer awareness. Tests have been conducted of product sales through home television shopping, direct mail, Internet-based retailers and corporate gift programs. The Company intends to maintain flexibility in its marketing and distribution strategies in order to take advantage of opportunities that may develop in the future.

The Company advertises its products to retailers principally through trade journals, giftware trade shows and brochures, and provides merchandising and product information to its collectible product dealers through a newsletter and WIN. It advertises to consumers through brochures, point-of-sale information and seasonal advertisements in magazines and newspapers, and booth presence at major collectibles expos. The Company has also expanded its consumer advertising through use of cooperative advertising with its Gold Key Dealers using various media formats. In addition, the Company publishes and sells Fifty-Six™, a quarterly consumer-oriented magazine which contains product-related articles and description of its product lines, and maintains an interactive consumer information center on an Internet web site (www.department56.com). Department 56 maintains a toll-free telephone line for collector questions and participates in collector conventions. The Company also operates a collectors' club to which consumers of its Snowbabies product line may subscribe for exclusive product offerings and information.

Design and Production:

The Company has an ongoing program of new product development. Each year, the Company introduces new products in its existing product lines and also develops entirely new design concepts. The Company endeavors to develop new products which, although not necessarily similar to the products currently marketed by the Company, fit the Company's quality and yield criteria.

Department 56 believes that its relationships with its manufacturers, and the quality of their craftsmanship, provide a competitive advantage and are a significant contributor to the Company's success. The Company imports most of its products from the Pacific Rim, primarily The People's Republic of China, Taiwan (Republic of China) and The Philippines. The Company also imports a small percentage of its products from sources in India, and occasionally from sources in Europe (primarily Germany, England, Poland and Czechoslovakia). During fiscal 2000, the Company imported products from approximately 190 independent manufacturing sources, some of which are represented by independent trading companies. The Company's single largest manufacturing source represented approximately 18% of the Company's imports in fiscal 2000. The Company's emphasis on high-quality craftsmanship at affordable prices limits the sources from which the Company chooses to obtain products. The Company has long-standing relationships with the majority of its manufacturers (many for 15 years or more) and often purchases (typically on a year-to-year basis) a manufacturer's entire output for a year. As a result of these relationships, the Company has experienced a low turnover of its manufacturing sources.

The design and manufacture of the Company's Village Series products are complex processes. The path from final conception of the design idea to market introduction typically takes approximately 12 months, although the Company continues to investigate processes intended to reduce this time. Products other than the Company's collectibles lines can generally be introduced within a few months after a decision is made to produce the product. The Company's Village Series products are principally composed of ceramic and porcelain clays and the Company's other products are designed in a variety of media, including paper, ceramic and resin.

Distribution and Systems:

The products sold by the Company in the United States and Canada are generally shipped by ocean freight from abroad and then by rail to the Company's distribution center, located within the northwest quadrant of the Minneapolis/St. Paul metropolitan area. Shipments from the Company to its customers are handled primarily by United Parcel Service or commercial trucking lines.

The Company's systems maintain order processing from the time a product enters the Company's system through shipping and ultimate payment collection from its customers. The Company also uses handheld optical scanners and bar coded labels in accepting orders at wholesale showrooms throughout the United States. In addition, computer and communication software systems allow on-line information access between the Company's headquarters and its showrooms, and those systems generally provide direct linkage with the Company's field salesforce. These systems also provide a range of order and product information and ordering capabilities to customers subscribing to WIN.

Backlog and Seasonality:

The Company receives products, pays its suppliers and ships products throughout the year, although the majority of shipments historically have occurred in the second and third quarters of each year as retailers stock merchandise in anticipation of the winter holiday season. The Company continues to ship merchandise until mid-December each year. Accordingly, the Company's backlog typically is lowest at the beginning of January. As of December 30, 2000, Department 56 had unfilled wholesale orders of approximately $4.6 million compared to $5.4 million at January 1, 2000. All of the backlog is scheduled to be shipped to customers during the current fiscal year. Approximately 7% to 8% of the Company's total annual customer orders have been cancelled in each of the last three years for a number of reasons, but primarily due to inventory shortages and customer credit considerations.

Department 56 historically has experienced a significant seasonal pattern in its working capital requirements and operating results. During the first quarter of each of the last three years, the Company received approximately 64% to 65% of its annual orders for such year. The Company offers extended payment terms to many of its customers for seasonal merchandise. Accordingly, the Company collects a substantial portion of its accounts receivable in the fourth and first quarters. Due to the seasonal pattern of shipping and accounts receivable collection, the Company generally has had greater working capital needs in its second and third quarters and has experienced greater cash availability in its fourth and first quarters. The Company typically finances its operations through net cash and marketable securities balances, internally generated cash flow and short-term seasonal borrowings. As a result of the Company's sales pattern, the Company has historically recorded a substantial portion of its revenues in its second and third quarters.

Trademarks and Other Proprietary Rights:

The Company owns 32 U.S. trademark registrations and has pending U.S. trademark applications with respect to certain of its logos and brandnames. In addition, the Company from time to time registers selected trademarks in certain foreign countries.

Department 56 regards its trademarks and other proprietary rights as valuable assets and intends to maintain and renew its trademarks and their registrations and vigorously defend against infringement. The U.S. registrations for the Company's trademarks are currently scheduled to expire or be cancelled at various times between 2002 and 2010, but can be maintained and renewed provided that the marks are still in use for the goods and services covered by such registrations.

Competition:

Department 56 competes generally for the disposable income of consumers and, in particular, with other producers of fine quality collectibles, specialty giftware and home decorative accessory products. The collectibles area, in particular, is affected by changing consumer tastes and interests. The giftware industry is highly competitive, with a large number of both large and small participants. The Company's competitors distribute their products through independent gift retailers, department stores, mass market and specialty chain stores, televised home shopping networks, internet commerce and mail order houses, or through direct response marketing. The Company believes that the principal elements of competition in the specialty giftware industry are product design and quality, product and brand-name loyalty, product display and price. These elements, as well as presence in large, category-leading retail chains, also apply in the home décor marketplace. The Company believes that its competitive position is enhanced by a variety of factors, including the innovativeness, quality and enduring themes of the Company's products, its reputation among retailers and consumers, its in-house design expertise, its sourcing and marketing capabilities and the pricing of its products. Some of the Company's competitors, however, have greater financial resources and a wider range of products than the Company.

Restrictions on Imports:

The Company does not own or operate any manufacturing facilities and imports most of its products from manufacturers in the Pacific Rim, primarily The People's Republic of China, Taiwan and The Philippines. The Company also imports a small percentage of its products from sources in India, and occasionally from sources in Europe (primarily Germany, England, Poland and Czechoslovakia).

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

The United States and the countries in which the Company's products are manufactured may, from time to time, impose new quotas, duties, tariffs or other charges or restrictions, or adjust presently prevailing quotas, duty or tariff levels, which could adversely affect the Company's financial condition or results of operations or its ability to continue to import products at current or increased levels. In particular, the Company's costs may increase, or the mix of countries from which it sources its products may change, in the future if countries that are currently accorded "Normal Trade Relations" status by the United States cease to have such status or the United States imposes retaliatory duties against imports from such countries. The Company cannot predict what regulatory changes may occur or the type or amount of any financial impact on the Company such changes may have in the future.

In fiscal 2000, approximately 83% (as compared to approximately 76% in fiscal 1999) of the Company's imports were manufactured in The People's Republic of China, which is accorded "Normal Trade Relations" status on a temporary basis and generally is not subject to U.S. retaliatory duties. Various commercial and legal practices widespread in The People's Republic of China, including the handling of intellectual properties, as well as certain political and military actions taken or suggested by The People's Republic of China in relation to Taiwan, are under review by the United States government and, accordingly, the duty treatment of goods imported from The People's Republic of China is subject to political uncertainties. To the extent The People's Republic of China may cease to have "Normal Trade Relations" status or its exports may be subject to political retaliation, the cost of importing products from such country would increase significantly, and the Company believes that there could be a short-term adverse effect on the Company until alternative manufacturing arrangements were obtained. If the current effort of the People's Republic of China to accede to the World Trade Organization is successful prior to the current deadline set for June 2001, a yearly Congressional review and vote on the Normal Trade Relations status of China will no longer take place and China will have such status on a continuing basis.

Employees:

As of February 20, 2001, the Company had 328 full-time employees in the United States, eight in Canada and one in Taiwan. Of the total workforce, approximately 100 are engaged in wholesale sales representation throughout North America and 14 are associated with the Company's corporate-owned retail properties. The Company's 66 U.S.-based warehouse, shipping and receiving personnel employed as of that date are represented by Local Union No. 638 of the Teamsters under a contract that expires on December 31, 2001. The Company will begin the process of negotiating a new contract in fiscal 2001. The Company believes that its labor relations are good and has never experienced a work stoppage.

Environmental Matters:

The Company is subject to various federal, state and local laws and regulations governing the use, discharge and disposal of hazardous materials. Compliance with current laws and regulations has not had and is not expected to have a material adverse effect on the Company's financial condition. It is possible, however, that environmental issues may arise in the future that the Company cannot now predict.

Item 2. PROPERTIES

The Company owns or leases buildings that contain approximately 639,000 square feet of floor space. The Company's primary corporate showroom, executive offices and creative center are located in Eden Prairie, Minnesota. During 2000, the Company entered into lease agreements for two corporate-owned stores. The office building in Eden Prairie, Minnesota is owned by the Company and the remainder of the Company's facilities are leased. The following table identifies each of the facilities utilized by the Company's operations.

Facility	Location	Lease Expiration Date	Approximate Number of Square Feet

Executive Offices, Creative Center and Primary Corporate Showroom	Eden Prairie, MN	Company-owned facility	66,400
Warehouse and Distribution Facility	Rogers, MN	6-30-2010	333,700
Warehouse and Distribution Facility	Bloomington, MN	2-28-2002	159,000
Showroom	Atlanta, GA	12-31-2006	12,946
Showroom	Chicago, IL	11-30-2006	7,480
Showroom	Dallas, TX	1-31-2007	9,143
Showroom	Los Angeles, CA	12-31-2002	6,600
Showroom	Minnetonka, MN	10-31-2007	5,144
Showroom	New York, NY	12-31-2005	10,300
Showroom	Fairfax, VA	12-31-2003	4,300
Showroom	Bedford, MA	6-30-2004	1,800
Showroom	Columbus, OH	5-31-2009	2,485
Retail store	Bloomington, MN	4-30-2009	10,200
Retail store	Las Vegas, NV	10-31-2010	3,100
Retail store	Anaheim, CA	3-31-2012	6,250

Item 3. LEGAL PROCEEDINGS

The Company is involved in various legal proceedings, claims and governmental audits in the ordinary course of its business.

On September 14, 2000, Arthur Andersen LLP filed a lawsuit against the Company in The Fourth Judicial District, State of Minnesota alleging breach of contract in connection with computer system implementation work and seeking $0.6 million plus interest and legal costs. On March 1, 2001, the Company filed suit in The Circuit Court of Baltimore City, State of Maryland against Andersen Worldwide Société Coopérative and W. Robert Grafton alleging fraud, conspiracy, tortuous conduct and breach of contract in connection with the computer systems implementation work solicited and performed by Arthur Andersen LLP and seeking $1 billion in compensatory damages, plus punitive damages and legal costs.

On March 5 and March 9, 2001 lawsuits seeking unspecified compensatory damages were filed against the Company and its Chairwoman and Chief Executive Officer Susan E. Engel, in the United States District Court for the District of Minnesota purportedly on behalf of the class of persons who purchased Department 56 common stock during the period February 24, 1999 through April 26, 2000. The purported class action lawsuits allege the Company and its Chairwoman violated federal securities laws by making a series of false and misleading statements concerning the Company's financial statements. The Company intends to defend these lawsuits vigorously.

The Company believes it has meritorious defenses to all proceedings, claims and audits. Management is unable however to predict the ultimate outcome of these proceedings, claims and audits or to reasonably estimate the impact, if any, that the ultimate resolution of these matters will have on the Company's results of operations, financial position or cash flows.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the last quarter of the year ended December 30, 2000.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND
RELATED STOCKHOLDER MATTERS

Department 56's common stock is currently traded on the New York Stock Exchange ("NYSE") under the symbol "DFS." The table below sets forth the high and low sales prices as reported by the NYSE.

	High	Low

Fiscal 2000
First quarter	23.69	12.88
Second quarter	15.69	7.44
Third quarter	14.94	8.75
Fourth quarter	15.88	10.00
Fiscal 1999
First quarter	37.88	29.44
Second quarter	33.31	24.50
Third quarter	29.00	23.63
Fourth quarter	24.81	18.31

The Company has not declared or paid dividends on its Common Stock. The Company does not anticipate paying dividends in the foreseeable future. As a holding company, the ability of the Company to pay cash dividends will depend upon the receipt of dividends or other payments from its subsidiaries.

As of March 22, 2001, the number of holders of record of the Company's Common Stock was 854.

Item 6. SELECTED FINANCIAL DATA

FIVE-YEAR SUMMARY (In thousands, except per share amounts)
YEARS ENDED DECEMBER 30, 2000, JANUARY 1, 2000, JANUARY 2, 1999, JANUARY 3, 1998, AND DECEMBER 28, 1996

The following selected consolidated financial data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements and related Notes thereto, included elsewhere herein.

	December 30, 2000[1]	January 1, 2000[1]	January 2, 1999[1]	January 3, 1998[1]	December 28, 1996[1]

STATEMENTS OF INCOME
Net sales[2]	$234,058	$255,528	$251,153	$225,566	$233,988
Cost of sales[2]	109,522	113,475	108,570	100,110	100,403

Gross profit	124,536	142,053	142,583	125,456	133,585
Operating expenses:
Selling, general and administrative	74,166	61,542	56,648	49,772	47,853
Amortization of goodwill, trademarks and other intangibles	5,486	5,145	4,926	4,577	4,577

Total operating expenses	79,652	66,687	61,574	54,349	52,430

Income from operations	44,884	75,366	81,009	71,107	81,155
Other expense (income):
Interest expense	11,729	6,719	4,817	4,362	6,063
Gain on sale of aircraft[3]	–	–	–	(2,882)	–
Other, net	(382)	(153)	(397)	(1,086)	(648)

Income before income taxes	33,537	68,800	76,589	70,713	75,740
Provision for income taxes	12,744	26,144	30,073	27,932	29,796

Net income	$20,793	$42,656	$46,516	$42,781	$45,944
Net income per common share – basic	$1.47	$2.48	$2.49	$2.06	$2.13
Net income per common share – assuming dilution	$1.47	$2.45	$2.45	$2.05	$2.11
BALANCE SHEET DATA
Working capital	$65,581	$32,289	$29,276	$40,857	$67,997
Total assets	277,808	287,108	233,283	259,695	285,733
Total debt	105,000	102,500	20,000	40,000	60,000
Total stockholders' equity[4]	140,575	152,924	178,735	186,655	196,757
1
The years ended December 28, 1996, January 2, 1999, January 1, 2000 and December 30, 2000 were 52-week periods, and the year ended January 3, 1998, was a 53-week period.

2
Net sales and cost of sales have each been increased as a result of reclassifying outgoing freight costs in order to comply with the requirements of Emerging Issues Task Force Issue Number 00-10, Accounting for Shipping and Handling Fees and Costs. Such expenses were formerly classified as a reduction of net sales. This change has no impact on gross profit amounts. Outgoing freight costs totaled $9,069, $9,672, $7,788, $6,070, and $5,213, for the years ended December 30, 2000, January 1, 2000, January 2, 1999, January 3, 1998 and December 28, 1996, respectively.

3
During December 1997, the Company exercised its purchase option under an aircraft lease agreement and subsequently sold the aircraft at its appraised value to a former officer of the Company for $8,567, recognizing a gain of $2,882.

4
The Company has not declared or paid dividends on its Common Stock. The Company does not anticipate paying dividends in the foreseeable future. As a holding company, the ability of the Company to pay cash dividends will depend upon the receipt of dividends or other payments from its subsidiaries.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In millions, except per share amounts)

The following discussion of the results of operations and financial condition should be read in conjunction with the Department 56, Inc. Consolidated Financial Statements and related Notes thereto, included elsewhere herein.

	2000		1999		1998
	Dollars	Percent of Net Sales	Dollars	Percent of Net Sales	Dollars	Percent of Net Sales

Net sales[1]	$234.1	100%	$255.5	100%	$251.2	100%
Gross profit	124.5	53	142.1	56	142.6	57
Selling, general and administrative expenses	74.2	32	61.5	24	56.6	23
Amortization of goodwill, trademarks and other intangibles	5.5	2	5.2	2	4.9	2
Income from operations	44.9	19	75.4	29	81.0	32
Interest expense	11.7	5	6.7	3	4.8	2
Other, net	(.4)	–	(.2)	–	(.4)	–
Income before income taxes	33.5	14	68.8	27	76.6	30
Provision for income taxes	12.7	5	26.1	10	30.1	12
Net income	20.8	9	42.7	17	46.5	19
Net income per common share assuming dilution	1.47		2.45		2.45
Operating cash flow[2]	55.9		84.9		88.7
1
Net sales have been increased as a result of reclassifying outgoing freight costs in order to comply with the requirements of Emerging Issues Task Force Issue Number 00-10, Accounting for Shipping and Handling Fees and Costs. Such expenses were formerly classified as a reduction of net sales. This change has no impact on gross profit amounts. Outgoing freight costs totaled $9.1 million, $9.7 million, and $7.8 million for the years ended December 30, 2000, January 1, 2000, and January 2, 1999, respectively.
2
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

COMPARISON OF RESULTS OF OPERATIONS 2000 TO 1999

Net Sales – Net sales decreased $21.4 million, or 8%, from $255.5 million in 1999 to $234.1 million in 2000. The decrease in sales was principally due to a decrease in sales volume of approximately $12.6 million, or 5%, the impact of a customer appreciation discount that the Company offered on orders taken during the first quarter of 2000 of approximately $6.3 million, or 2%, and an increase in the amount provided for returned product. The increase in the amount provided for returned product was primarily the result of a $6.5 million charge taken during the first quarter of 2000. The offer of the customer appreciation discount to affirm returning customer relationships and the $6.5 million charge taken for returned product were each a result of the problems experienced during the implementation of the Company's new enterprise-wide information system beginning in early 1999, as previously communicated. Sales of Village Series products decreased $17.9 million, or 11%, while sales of General Giftware products decreased $3.5 million, or 4% between the two periods. Village Series products represented 65% of the Company's sales in 2000 versus 67% in 1999.

Gross Profit – Gross profit as a percentage of net sales was 56% and 53% in 1999 and 2000, respectively. Excluding the impact of the customer appreciation discount and the increase in the amount provided for returned product, gross profit as a percent of sales would have been 56% during both 1999 and 2000.

Selling, General and Administrative Expenses – Selling, general and administrative expenses increased $12.6 million, or 21%, between 1999 and 2000. The increase is principally due to an increase in the amount provided for bad debts, an increase in depreciation and expenses related to the Company's continued investment in information systems and its new distribution center, an increase in expenses related to the Company's launching of its new business-to-business extranet, and an increase in other administrative expenses. The increase in the provision for bad debts was primarily due to a $5.5 million charge taken during the first quarter of 2000 as a result of the problems experienced during the implementation of the Company's new enterprise-wide information system beginning in early 1999, as previously communicated. These increases were principally offset by a decrease in marketing expense, a decrease in commission expense, and a decrease in the write-off of acquisition costs. Selling, general and administrative expenses as a percentage of sales was 24% and 32% during 1999 and 2000, respectively. Excluding the impact of the customer appreciation discount and increased provisions for returned product and bad debts, selling, general and administrative expenses as a percentage of sales would have been 28% in 2000.

Income from Operations – Income from operations decreased $30.5 million, or 40%, from 1999 to 2000 due to the factors described above. Operating margins decreased from 29% of net sales in 1999 to 19% of net sales in 2000. Excluding the impact of the customer appreciation discount and the increased provisions for returned product and bad debts, income from operations would have been 26% of net sales in 2000.

Interest Expense – Interest expense increased $5.0 million, or 75%, between 1999 and 2000 principally due to increased borrowings under the Company's credit facilities in 2000 and increased interest rates paid by the Company. Additional borrowings were required as a result of slower cash collections and share repurchases.

Provision for Income Taxes – The effective income tax rate was 38.0% during 1999 and 2000.

COMPARISON OF RESULTS OF OPERATIONS 1999 TO 1998

Net Sales – Net sales increased $4.3 million, or 2%, from $251.2 million in 1998 to $255.5 million in 1999. The increase in sales was principally due to an increase in sales volume, offset partially by an increase in the amount provided for returned product. Sales of Village Series products increased 5% from 1998 to 1999, while General Giftware product sales decreased 6% during the same period. Village Series products represented 67% of the Company's sales in 1999 versus 65% in 1998.

Gross Profit – Gross profit decreased $0.5 million, or less than 1%, between 1998 and 1999. Gross profit as a percentage of sales decreased from 57% in 1998 to 56% in 1999, principally due to an increase in the amount provided for returned product.

Selling, General and Administrative Expenses – Selling, general and administrative expenses increased $4.9 million, or 9%, between 1998 and 1999. The increase is principally due to a 31% increase in distribution expenses, a 12% increase in marketing expenses and a 2% increase in administrative expenses. The increase in distribution expense was principally due to a $0.9 million charge related to the Company's consolidation of its two current distribution centers and a storage facility into one new distribution center in 2000, and a 63% increase in temporary labor due to the shipping difficulties experienced as a result of the implementation of the Company's new integrated computer system. The increase in administrative expenses is principally due to an increase in bad debt expense, the write-off of failed acquisition costs, an increase in showroom expense as a result of the Company's acquisition of showrooms during 1999 and 1998, an increase in depreciation expense associated with the implementation of the integrated computer system, and expenses associated with the operation of the Company's first retail store. These increases were principally offset by a decrease in commission expense due to the acquisition of showrooms, a decrease in bonus expense and a decrease in other administrative expenses. Selling, general and administrative expenses as a percentage of sales was 23% and 24% during 1998 and 1999, respectively.

Income from Operations – Income from operations decreased $5.6 million, or 7%, from 1998 to 1999 due to the factors described above. Operating margins decreased from 32% of net sales in 1998 to 29% of net sales in 1999.

Interest Expense – Interest expense increased $1.9 million, or 40%, between 1998 and 1999 principally due to increased borrowings under the revolving credit agreement. Additional borrowings were required as a result of slower cash collections which were impacted by the timing and manner in which invoices, shipping documents and statements were mailed to customers as a result of the implementation of the new integrated computer system. Additional borrowings were also required due to increased capital expenditures.

Provision for Income Taxes – The effective income tax rate was 39.3% and 38.0% during 1998 and 1999, respectively.

SEASONALITY

Historically, principally due to the timing of wholesale trade shows early in the calendar year and the limited supply of the Company's products, the Company has received the majority of its total annual customer orders during the first quarter of each year. The Company entered 64% and 65% of its total annual customer orders during 2000 and 1999, respectively, during the first quarter of each of those years. Cancellations of total annual customer orders were approximately 7% and 8% in 2000 and 1999, respectively.

The Company shipped and recorded as net sales (net of returns, allowances and cash discounts), approximately 91% of its annual customer orders during both 2000 and 1999. Orders not shipped in a particular year, net of cancellations, are carried into backlog for the following year and have historically been orders for Spring and Easter products. The Company's backlog was $4.6 million and $5.4 million at December 30, 2000 and January 1, 2000, respectively.

The Company receives products, pays its suppliers and ships products throughout the year, although historically the majority of shipments occur in the second and third quarters as retailers stock merchandise in anticipation of the holiday season. As a result of this seasonal pattern, the Company generally records its highest sales during the second and third quarters of each year. As a result of this historical pattern, the Company can experience fluctuations in quarterly sales growth and related net income compared with the prior year due to the timing of receipt of product from suppliers and subsequent shipment of product from the Company to customers, as well as the timing of orders placed by customers. The Company is not managed to maximize quarter-to-quarter results, but rather to achieve broader, long-term annual growth consistent with the Company's business strategy.

	2000					1999
	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	Total	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	Total

Customer orders entered[1]	$165.1	$51.3	$34.5	$7.3	$258.2	$182.3	$47.7	$39.9	$11.4	$281.3
Net sales[2]	43.0	60.0	72.0	59.1	234.1	34.5	85.7	78.4	56.9	255.5
Gross profit	21.4	33.5	40.3	29.3	124.5	19.9	49.2	44.1	28.8	142.1
Selling, general and administrative expenses	23.2	16.1	16.2	18.7	74.2	12.5	16.5	16.5	16.1	61.5
Amortization of goodwill, trademarks and other intangibles	1.4	1.4	1.4	1.4	5.5	1.3	1.3	1.3	1.3	5.2
(Loss) income from operations	(3.1)	16.1	22.7	9.2	44.9	6.2	31.5	26.3	11.4	75.4
Net (loss) income	(3.2)	8.3	12.0	3.6	20.8	3.3	18.7	15.0	5.6	42.7
Net (loss) income per common share assuming dilution[3]	(0.21)	0.58	0.85	0.28	1.47	0.18	1.04	0.87	0.35	2.45
1
Customer orders entered are orders received and approved by the Company, subject to cancellation for various reasons including credit considerations, inventory shortages, and customer requests.

2
Net sales have been increased as a result of reclassifying outgoing freight costs in order to comply with the requirements of Emerging Issues Task Force Issue Number 00-10, Accounting for Shipping and Handling Fees and Costs. Such expenses were formerly classified as a reduction of net sales. This change has no impact on gross profit amounts. Outgoing freight costs totaled $2.6 million, $2.3 million, $2.1 million, and $2.1 million for the quarters ended April 1, 2000, July 1, 2000, September 30, 2000, and December 30, 2000, respectively. During 1999, outgoing freight costs totaled $0.8 million, $3.0 million, $3.3 million, and $2.6 million for the quarters ended April 3, 1999, July 3, 1999, October 2, 1999, and January 1, 2000, respectively.

3
See Note 11 to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

The Company's credit agreement provides for a revolving credit facility and a term loan facility. The revolving credit facility provides for borrowings of up to $100 million including letters of credit. The letters of credit are issued primarily in connection with inventory purchases. The credit agreement contains numerous financial and operating covenants, including restrictions on incurring indebtedness and liens, selling property and paying dividends. In addition, the Company is required to satisfy consolidated net worth, interest coverage ratio and leverage ratio tests, in each case at the end of each fiscal quarter. None of these restrictions are expected to have a material adverse effect on the Company's ability to operate in the future.

During the first quarter of 2000, the Company borrowed an additional $90 million of term debt under its term loan facility which brought the total outstanding term debt to $150 million as of April 1, 2000. During the second quarter of 2000, the Company prepaid $45 million of term debt which can not be re-borrowed and included the $22.5 million payment due March 2001. During the first quarter of 2001, the Company prepaid $20 million of term debt under its current credit facility. As of March 14, 2001, the total term debt outstanding was $85 million. The Company's remaining term debt requires annual amortization payments of $0.9 million, $32.4 million, and $51.7 due March 2002, 2003 and 2004, respectively.

The Company believes that its internally generated cash flow and seasonal borrowings under the revolving credit facility will be adequate to fund operations and capital expenditures for the next 12 months.

Consistent with customary practice in the giftware industry, the Company offers extended accounts receivable terms to many of its customers. This practice has typically created significant working capital requirements in the second and third quarters which the Company has generally financed with available cash, internally generated cash flow and seasonal borrowings. The Company's cash and cash equivalents balances peak during the first quarter of the subsequent year, following the collection of accounts receivable with extended payment terms due in November and December.

Accounts receivable decreased from $65.6 million at January 1, 2000 to $37.0 million at December 30, 2000. The decrease in accounts receivable was principally due to a decrease in sales and an unusually high balance of accounts receivable open at the end of 1999. Cash collections in 1999 were lower than normal due to the problems experienced in 1999 related to the implementation of the Company's enterprise-wide information system, as previously communicated. Accounts receivable at December 30, 2000 were approximately $10.0 million higher than comparable periods at the end of 1997 and 1998, primarily due to slower cash collections from some of the Company's retail customers stemming from a generally weak 2000 holiday season. Management believes there is adequate provision for any doubtful accounts receivable and sales returns that may arise.

Capital expenditures were $7.1 million, $16.3 million, and $6.8 million for 2000, 1999 and 1998, respectively. During 2000, capital expenditures related to the Company's new distribution facility, the Company's second retail store, and the launch of it's business-to-business extranet totaled $2.3 million, $1.1 million and $2.0 million, respectively. Included in 1999 and 1998 capital expenditures is $7.7 million and $4.1 million, respectively, incurred in connection with the Company's implementation of its integrated computer system. During 1999, capital expenditures related to the Company's new distribution facility and the Company's first retail store totaled $5.7 million and $2.0 million, respectively.

During 2000, the Company completed a $4.0 million strategic minority investment in 2-Day Designs, Inc., a manufacturer and marketer of high quality accent furniture and wooden accessories sold primarily through furniture, home furnishings, and catalog retailers principally in the United States. The transaction is accounted for under the equity method of accounting.

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

The impact of these acquisitions on the Company's results of operations are not considered significant.

In April 1999, the Company executed a lease for a new distribution center in Minnesota. The lease provides for a 10-year term, with options to renew the lease, as well as to expand and/or acquire the facility. During 2000, the Company consolidated its two current distribution centers and storage facility into the new distribution center. Estimated costs of $0.9 million were recorded in 1999 related to noncancelable lease contracts associated with the existing rented facilities.

Operating cash flow, defined as earnings before interest, income tax, depreciation, and amortization expenses, decreased $29.0 million, or 34%, from $84.9 million in 1999 to $55.9 million in 2000. The decrease was principally due to the decrease in net income.

The Company has a stock repurchase program. Under the program, the Company repurchased 2.4 million shares during 2000 at an average price of $14 per share. Since January 1997, the Company has repurchased a total of 9.2 million shares at an average price of $24 per share. As of December 30, 2000, the Company had remaining authorization from the Board of Directors to repurchase $52.4 million of its stock through 2001. The timing, prices and amounts of shares repurchased, as well as the manner of execution, will be determined at the discretion of the Company's management and subject to continued compliance with the Company's credit facilities.

ACCOUNTING CHANGES

To conform with the requirements of the Emerging Issues Task Force ("EITF") Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs, the Company reclassified freight expenses for products shipped to customers into cost of products sold. Such expenses were formerly classified as a reduction of net sales. This change has no impact on previously reported gross profit amounts or net earnings.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. SAB No. 101 summarized the SEC's view in applying generally accepted accounting principles to selected revenue recognition issues. Adoption of SAB No. 101 did not have a material effect on the Company's consolidated financial position or results of operations for 2000.

On December 31, 2000 (fiscal year 2001), the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that all derivatives, including those embedded in other contracts, be recognized as either assets or liabilities and that those financial instruments be measured at fair value. The accounting for changes in the fair value of derivatives depends on their intended use and designation. Management has reviewed the requirements of SFAS No. 133 and has determined that they have no free-standing or embedded derivatives. All contracts that contain provisions meeting the definition of a derivative also meet the requirements of, and have been designated as, normal purchases or sales.

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

FACTORS AFFECTING FUTURE EARNINGS

On February 22, 2001, the Company issued a press release stating in relevant part: "Retail customer orders through February 17 are down approximately 35% against the comparable period in the prior year. Village orders are approximately 40% below the comparable period in the prior year, while General Giftware orders are down approximately 24%." The press release also noted, "We are clearly feeling the impact of a slow December and an overall holiday selling season that was significantly below the increase for which retailers had planned. The combination of this erosion in consumer confidence across the whole economy and our proven ability to fulfill reorders which come in after the first quarter has caused many retailers to take a wait-and-see approach. While we cannot project how orders will come in through the remainder of the year, we may see more reorder activity than we have in the past resulting in a shift in our order patterns. Our informal discussions with approximately seven hundred-fifty of our retailers and more in-depth discussions with a small but representative sample of this group lead us to believe that we may experience upside order potential from our current run rate."

The press release further stated: "The largest gap in our orders is from collectible accounts that have not yet ordered. Our informal survey through our sales force leads us to believe that over ninety percent of these missing accounts are planning to order. Of the small number not planning to order, the vast majority have been closing stores as would be expected in a rotation of channel entries and exits…"

Ms. Engel continued. "In light of year-to-date orders being substantially below our internal expectations, our focus during the balance of 2001 will be on identifying and pursuing new revenue opportunities, driving reorders and maximizing earnings and cash flow by closely managing costs and capital investments."

On Form 8-K dated February 23, 2001, the Company stated: "The Company's orders through February 17, 2001 from retail accounts that fit the Company's definition of a Like Account were down 21% relative to the full first quarter of 2000. Like Accounts are considered those accounts, excluding Department Store accounts, whose total orders through February 17, 2001 were greater than one third of their total orders for the full first quarter of 2000."

On March 5 and March 9, 2001 lawsuits seeking unspecified compensatory damages were filed against the Company and its Chairwoman and Chief Executive Officer. See Item 3, Legal Proceedings.

The federal securities laws provide "safe harbor" status to certain statements that go beyond historical information and may provide an indication of future results. Any conclusions or expectations expressed in, or drawn from, the statements in the press release or the Form 8-K or throughout this annual report concerning matters that are not historical corporate financial results are "forward-looking statements" that involve risks and uncertainties.

The Company's expectations regarding 2001 are based on the Company's expectations for sales and operating margin. The Company's sales expectations for 2001 are based on the Company's current forecast of retailer orders and planned sales through its retail arm, and is further dependent on the timing and extent of promotional and marketing efforts undertaken by the Company as well as the timing and extent of product receipts and shipments, the efficiency of information systems developed to collect, compile and execute customer orders, and retailer and consumer demand. Retailer orders have principally been dependent on the amount, quality and market acceptance of the new product introductions and retailer demand, but order patterns have historically varied in number, mix and timing, and there can be no assurance that the year-to-date order levels or trends will not deteriorate, or that they will exhibit levels or trends supportive of a shift toward greater orders later in the year. Moreover, the Company's order forecasting model is dependent on assumptions concerning retail inventory levels, consumer demand, and retailer expectations. The Company's operating margin may be impacted by, amongst other factors, shifts in product mix and/or gross margin, exchange rate fluctuations with countries the Company imports from, changes in freight rates and changes in the Company's historical selling, general and administrative expense rate, including bad debts.

If not otherwise mentioned, other factors, including consumer acceptance of new products; product development efforts; identification and retention of sculpting and other talent; completion of third party product manufacturing; retailer reorders and order cancellations; control of operating expenses; collection of accounts receivable; corporate cash flow application, including share repurchases; cost of debt capital; functionality of information, operating and distribution systems; identification, completion and results of acquisitions, investments, and other strategic business initiatives; capital expenditures and depreciation, and the timing thereof; grants of stock options or other equity equivalents; actual or deemed exercises of stock options; and industry, general economic, regulatory, transportation, and international trade and monetary conditions, can significantly impact the Company's sales, earnings and earnings per share. Actual results may vary materially from forward-looking statements and the assumptions on which they are based. The Company undertakes no obligation to update or publish in the future any forward-looking statements.

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this Item is included in the 2001 Proxy Statement in the sections captioned "Item 1 – Election of Directors – Nominees for Terms Ending at the 2002 Annual Meeting of Stockholders" and "Biographical Information Regarding Executive Officers," and such information is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

Information required by this Item is included in the 2001 Proxy Statement in the section captioned "Further Information Concerning the Board of the Directors and Committees – Compensation Committee Interlocks and Insider Participation" and "– Director Compensation" and in the section captioned "Compensation of Executive Officers" (other than the subsection thereof captioned "Compensation Committee and Stock Incentive Committee Report on Executive Compensation" and "Performance Graph"), and such information (other than the subsections thereof captioned "Compensation Committee Report on Executive Compensation" and "Performance Graph") is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this Item is included in the 2001 Proxy Statement in the section captioned "Security Ownership of Certain Beneficial Owners and Management," and such information is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See Note 9 to the Consolidated Financial Statements on page F-13.

PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
AND REPORTS ON FORM 8-K

The Exhibits, and other documents filed as part of this Annual Report on Form 10-K, including those exhibits which are incorporated by reference herein, are:

Page

(a)	1.	Financial Statements
		Independent Auditors' Report	F-1
		Consolidated Balance Sheets as of December 30, 2000 and January 1, 2000	F-2
For the years ended December 30, 2000, January 1, 2000 and January 2, 1999:
		Consolidated Statements of Income	F-3
		Consolidated Statements of Cash Flows	F-4
		Consolidated Statements of Stockholders' Equity	F-5
		Notes to Consolidated Financial Statements	F-6
	2.	Financial Statement Schedule
		II. Valuation and Qualifying Accounts	S-1
All other schedules have been omitted because they are not applicable.
	3.	Exhibits

Exhibits required in connection with this Annual Report on Form 10-K are listed below.

Exhibit	Description

3.1	Restated Certificate of Incorporation of the Company. (Incorporated herein by reference to Exhibit 3.1 of Registrant's Quarterly Report on Form 10-Q for the quarter ended July 3, 1993. SEC File No. 1-11908.)
3.2	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of the Company. (Incorporated herein by reference to Exhibit 1.1 of Registrant's Amendment No. 1, dated May 12, 1997, to Registration Statement on Form 8-A, dated April 23, 1997. SEC File No. 1-11908.)
3.3	Restated By-Laws of the Company. (Incorporated herein by reference to Exhibit 3.2 of Registrant's Registration Statement on Form S-1, No. 33-61514 and to Exhibits 1 and 2 of Registrant's Current Report on Form 8-K dated February 15, 1996. SEC File No. 1-11908.)
4.1	Specimen Form of Company's Common Stock Certificate. (Incorporated herein by reference to Exhibit 4.1 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994. SEC File No. 1-11908.)
4.2	Rights Agreement (including Exhibits A, B and C thereto), dated as of April 23, 1997, between the Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent. (Incorporated herein by reference to Exhibit 1 of Registrant's Registration Statement on Form 8-A, dated April 23, 1997. SEC File No. 1-11908.)
4.3	First Amendment, dated as of March 13, 1998, to Rights Agreement between the Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent. (Incorporated herein by reference to Exhibit 1 to Registrant's Amendment No. 2, dated March 16, 1998, to Registration Statement on Form 8-A, dated April 23, 1997. SEC File No. 1-11908.)
4.4	Amendment No. 2 to Rights Agreement, dated as of February 25, 1999, between the Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent. (Incorporated herein by reference to Exhibit 99.2 of Registrant's Current Report on Form 8-K dated February 26, 1999. SEC File No. 1-11908.)
10.1	Department 56, Inc. 1992 Stock Option Plan. (Incorporated herein by reference to Exhibit 10.1 of Registrant's Registration Statement on Form S-1, No. 33-61514.)†
10.2	Form of Stock Option Agreement in connection with the 1992 Stock Option Plan. (Incorporated herein by reference to Exhibit 10.2 of Registrant's Registration Statement on Form S-1, No. 33-61514.) †
10.3	Form of Outside Directors Stock Option Agreement. (Incorporated herein by reference to Exhibit 10.3 of Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1998. SEC File No. 1-11908.)†

10.4	Lease Agreement dated April 14, 1999 between D 56, Inc. and Ryan Companies US, Inc. pertaining to the Rogers warehouse and distribution facility. (Incorporated herein by reference to Exhibit 10.4 of Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 2000. SEC File No. 1-11908.)
10.5	Guaranty of Lease dated April 14, 1999 between the Company and Ryan Companies US, Inc. pertaining to the Rogers warehouse and distribution facility. (Incorporated herein by reference to Exhibit 10.5 of Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 2000. SEC File No. 1-11908.)
10.6	Credit Agreement, dated as of March 19, 1999 among the Company, the Banks parties thereto, ABN Amro Bank N.V. and The First National Bank of Chicago, as documentation agents, U.S. Bank National Association, as managing agent, and The Chase Manhattan Bank, as administrative agent. (Incorporated herein by reference to Exhibit 10.7 of Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1999. SEC File No. 1-11908.)
10.7	First Amendment to the Credit Agreement, dated as of January 27, 2000 among the Company, the Banks parties thereto, ABN Amro Bank N.V. and Bank One NA, as documentation agents, U.S. Bank National Association, as managing agent, and The Chase Manhattan Bank, as administrative agent. (Incorporated herein by reference to Exhibit 10.7 of Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 2000. SEC File No. 1-11908.)
10.8	Guarantee and Collateral Assignment, dated as of March 19, 1999, by the Company and certain of its direct or indirect subsidiaries in favor of The Chase Manhattan Bank. (Incorporated herein by reference to Exhibit 10.8 of Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1999. SEC File No. 1-11908.)
10.9	Form of Indemnification Agreement between the Company and its directors and executive officers. (Incorporated herein by reference to Exhibit 10.24 of Registrant's Registration Statement on Form S-1, No. 33-61514.)
10.10	Department 56, Inc. 1993 Stock Incentive Plan. (Incorporated herein by reference to Exhibit 10.25 of Registrant's Registration Statement on Form S-1, No. 33-61514.)†
10.11	Department 56, Inc. 1995 Stock Incentive Plan. (Incorporated herein by reference to Exhibit 10.18 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 1995. SEC File No. 1-11908.)†
10.12	Department 56, Inc. 1997 Stock Incentive Plan. (Incorporated herein by reference to Exhibit 4.4 of Registrant's Registration Statement on Form S8, No. 33341639.)†
10.13	Form of Executive Stock Option Agreement in connection with Department 56, Inc. 1993 Stock Incentive Plan, Department 56, Inc. 1995 Stock Incentive Plan, and Department 56, Inc. 1997 Stock Incentive Plan. (Incorporated herein by reference to Exhibit 10.13 of Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 2000. SEC File No. 1-11908.)†
10.14	Form of Performance – Accelerated Vesting Stock Option Agreement in connection with Department 56, Inc. 1993, 1995 and 1997 Stock Incentive Plans.†*
10.15	Form of Executive Performance Share Agreement in connection with Department 56, Inc. 1993, 1995 and 1997 Stock Incentive Plans. (Incorporated herein by reference to Exhibit 10.14 of Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 2000. SEC File No. 1-11908.)†
10.16	Department 56, Inc. Annual Cash Incentive Program. (Incorporated herein by reference to Exhibit 10.25 of Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1998. SEC File No. 1-11908.)†
21.1	Subsidiaries of the Company.*
23.1	Independent Auditors' Consent.*

†
Management contract or compensatory plan.
*
Filed herewith.

(b)
Reports on Form 8-K

No reports on Form 8-K were filed during the fourth quarter of the year ended December 30, 2000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEPARTMENT 56, INC.
Date: March 30, 2001	By:	/s/ SUSAN E. ENGEL Susan E. Engel Chairwoman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity in which signed	Date

/s/ SUSAN E. ENGEL Susan E. Engel	Chairwoman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2001
/s/ PERCY C. TOMLINSON, JR. Percy C. Tomlinson, Jr.	Chief Financial Officer and Executive Vice President (Principal Financial Officer)	March 30, 2001
/s/ GREGG A. PETERS Gregg A. Peters	Director of Finance and Principal Accounting Officer (Principal Accounting Officer)	March 30, 2001
/s/ PETER K. BARKER Peter K. Barker	Director	March 30, 2001
/s/ JAY CHIAT Jay Chiat	Director	March 30, 2001
/s/ STEWART M. KASEN Stewart M. Kasen	Director	March 30, 2001
/s/ GARY S. MATTHEWS Gary S. Matthews	Director	March 30, 2001
/s/ STEVEN G. ROTHMEIER Steven G. Rothmeier	Director	March 30, 2001
/s/ VIN WEBER Vin Weber	Director	March 30, 2001

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of
  Department 56, Inc.:

We have audited the consolidated balance sheets of Department 56, Inc. and subsidiaries (the Company) as of December 30, 2000 and January 1, 2000 and the related consolidated statements of income, cash flows, and stockholders' equity for the years ended December 30, 2000, January 1, 2000, and January 2, 1999. Our audit also included the financial statement schedule listed in the Index at Item 14. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 30, 2000 and January 1, 2000 and the results of its operations and its cash flows for the years ended December 30, 2000, January 1, 2000, and January 2, 1999 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP

Minneapolis, Minnesota
February 22, 2001
except for Note 4 and Note 12, as to which the date is March 14, 2001

Department 56, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
 (In thousands, except per share amounts)
AS OF DECEMBER 30, 2000 AND JANUARY 1, 2000

	2000	1999

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$23,698	$3,962
Accounts receivable, net of allowances of $19,591 and $18,287, respectively	36,994	65,580
Inventories	15,650	15,901
Deferred taxes	10,104	9,448
Other current assets	3,638	4,751

Total current assets	90,084	99,642
PROPERTY AND EQUIPMENT, net	31,796	29,857
GOODWILL, net of accumulated amortization of $34,402 and $30,096, respectively	135,034	139,340
TRADEMARKS AND OTHER INTANGIBLES, net of accumulated amortization of $5,030 and $4,009, respectively	15,575	16,596
OTHER ASSETS	5,319	1,673

	$277,808	$287,108

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Borrowings on revolving credit agreement	$–	$42,500
Accounts payable	7,866	9,709
Commissions payable	190	513
Other current liabilities	16,447	14,631

Total current liabilities	24,503	67,353
DEFERRED TAXES	7,730	6,831
LONG-TERM DEBT	105,000	60,000
COMMITMENTS AND CONTINGENCIES (Note 6)
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; authorized 20,000 shares; no shares issued Common stock, $.01 par value; authorized 100,000 shares; issued 21,990 and 21,964 shares, respectively	220	220
Additional paid-in capital	50,019	49,845
Treasury stock, at cost; 9,166 and 6,802 shares, respectively	(216,636)	(183,320)
Retained earnings	306,972	286,179

Total stockholders' equity	140,575	152,924

	$277,808	$287,108

See notes to consolidated financial statements.

Department 56, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
 (In thousands, except per share amounts)
YEARS ENDED DECEMBER 31, 2000, JANUARY 1, 2000, AND JANUARY 2, 1999

	2000	1999	1998

NET SALES	$234,058	$255,528	$251,153
COST OF SALES	109,522	113,475	108,570

Gross profit	124,536	142,053	142,583
OPERATING EXPENSES:
Selling, general and administrative	74,166	61,542	56,648
Amortization of goodwill, trademarks and other intangibles	5,486	5,145	4,926

Total operating expenses	79,652	66,687	61,574

INCOME FROM OPERATIONS	44,884	75,366	81,009
OTHER EXPENSE (INCOME):
Interest expense	11,729	6,719	4,817
Other, net	(382)	(153)	(397)

INCOME BEFORE INCOME TAXES	33,537	68,800	76,589
PROVISION FOR INCOME TAXES	12,744	26,144	30,073

NET INCOME	$20,793	$42,656	$46,516

NET INCOME PER COMMON SHARE	$1.47	$2.48	$2.49

NET INCOME PER COMMON SHARE ASSUMING DILUTION	$1.47	$2.45	$2.45

See notes to consolidated financial statements.

Department 56, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands)
YEARS ENDED DECEMBER 30, 2000, JANUARY 1, 2000, JANUARY 2, 1999

	2000	1999	1998

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$20,793	$42,656	$46,516
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,168	4,189	2,385
Amortization of goodwill, trademarks and other intangibles	5,486	5,145	4,926
Amortization of deferred financing fees	382	269	–
Deferred taxes	243	(1,836)	(629)
Changes in assets and liabilities:
Accounts receivable	28,586	(39,410)	(3,166)
Inventories	251	2,386	186
Other assets	926	(2,607)	(961)
Accounts payable	(1,843)	(1,391)	1,127
Commissions payable	(323)	(2,549)	(893)
Other current liabilities	1,926	990	2,582

Net cash provided by operating activities	61,595	7,842	52,073
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(7,109)	(16,345)	(6,750)
Acquisitions	(4,000)	(3,970)	(4,660)

Net cash used in investing activities	(11,109)	(20,315)	(11,410)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of common stock options	66	1,170	2,846
Borrowings on revolving credit agreement	64,500	94,500	75,500
Principal payments on revolving credit agreement	(107,000)	(52,000)	(75,500)
Purchases of treasury stock	(33,316)	(70,018)	(58,087)
Proceeds from issuance of long-term debt	90,000	40,000	–
Principal payments on long-term debt	(45,000)	–	(20,000)

Net cash (used in) provided by financing activities	(30,750)	13,652	(75,241)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	19,736	1,179	(34,578)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,962	2,783	37,361

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$23,698	$3,962	$2,783

See notes to consolidated financial statements.

Department 56, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
 (In thousands)
YEARS ENDED DECEMBER 30, 2000, JANUARY 1, 2000, AND JANUARY 2, 1999

	Common Stock		Additional Paid-in Capital			Total Stockholders' Equity
				Treasury Stock	Retained Earnings
	Shares	Amount

BALANCE AS OF JANUARY 3, 1998	19,566	$218	$44,645	$(55,215)	$197,007	$186,655
Net income					46,516	46,516
Shares issued upon the exercise of common stock options	131	1	3,541			3,542
Shares repurchased	(1,677)			(58,087)		(58,087)
Other	3		109			109

BALANCE AS OF JANUARY 2, 1999	18,023	219	48,295	(113,302)	243,523	178,735
Net income					42,656	42,656
Shares issued upon the exercise of common stock options	60	1	1,439			1,440
Shares repurchased	(2,925)			(70,018)		(70,018)
Other	4		111			111

BALANCE AS OF JANUARY 1, 2000	15,162	220	49,845	(183,320)	286,179	152,924
Net income					20,793	20,793
Shares issued upon the exercise of common stock options	20		81			81
Shares repurchased	(2,364)			(33,316)		(33,316)
Other	6		93			93

BALANCE AS OF DECEMBER 30, 2000	12,824	$220	$50,019	$(216,636)	$306,972	$140,575

See notes to consolidated financial statements.

Department 56, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (In thousands, except share and per share amounts)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Business – The Company is engaged in the original design, importation, and wholesale distribution of specialty giftware products. The majority of the Company's products are developed and designed by the Company's in-house creative team and are manufactured for the Company by independently owned foreign manufacturers located primarily in the Pacific Rim. The Company's customer base and accounts receivable are primarily composed of, and are due from, retail stores of various sizes located throughout the United States and Canada. Less than 3% of total revenue is derived from customers outside the United States and less than 1% of all long-lived assets are located outside the United States. No customer represents more than 3% of total revenue in any period presented. Retail revenues represented less than 2% of total 2000 revenues.

  Principles of Consolidation – The consolidated financial statements of the Company include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

  Fiscal Year End – The Company's policy is to end its fiscal year on the Saturday closest to December 31. The years ended December 30, 2000, January 1, 2000 and January 2, 1999 include 52 weeks.

  Cash Equivalents – All highly liquid debt instruments with original maturities of three months or less are considered to be cash equivalents.

  Inventories – Inventories consist of finished goods and are stated at the lower of average cost, which approximates first-in, first-out cost, or market value. The Company records inventory at the date of taking title, which at certain times during the year results in significant in-transit quantities, as inventory is sourced primarily from China, Taiwan, and other Pacific Rim countries. Each period the Company adjusts identified, unsalable and slow-moving inventory to its net realizable value.

  Long-Lived Assets – The Company's policy is to review long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If impairment indicators are present and the estimated future undiscounted cash flows are less than the carrying value of the assets and any related goodwill, the carrying value is reduced to the estimated fair value as measured by the discounted cash flows.

  Property and Equipment – Property and equipment are stated at cost. Depreciation is computed on a straight-line method over the estimated useful lives of the assets, ranging from 2 to 45 years.

  Major improvements and replacements of property are capitalized. Maintenance, repairs and minor improvements are expensed. Upon retirement or other disposition of property, applicable cost and accumulated depreciation are removed from the accounts. Any gains or losses are included in earnings.

  Goodwill – Goodwill represents the excess of cost over the fair value of acquired net assets of the Company at the acquisition date and is being amortized on a straight-line basis over 20 to 40 years.

The Company periodically evaluates the recoverability of goodwill based on an analysis of estimated future undiscounted cash flows.

  Trademarks and Other Intangible Assets – Trademarks and other intangible assets acquired are being amortized on a straight-line basis over 3 to 40 years. The Company periodically evaluates the recoverability of trademarks based on an analysis of estimated future undiscounted cash flows.

  Revenue Recognition – Revenues are recognized when products are shipped, net of an allowance for returns.

  Freight Expense – Freight expenses for products shipped to customers ("freight-out") are included in cost of products sold, in accordance with Emerging Issues Task Force Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs. Such expenses were formerly reported as a reduction of net sales. Prior period freight-out expenses have been reclassified to cost of products sold, which had no effect on previously reported gross profit amounts or net income.

  Income Taxes – Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.

  Foreign Currency Translation – The Company uses the United States dollar as the functional currency of its foreign operations. Accordingly, translation gains and losses resulting from the remeasurement of foreign operations' financial statements are reflected in the accompanying statements of income.

  Foreign Exchange Contracts – The Company imports most of its products and, while the majority of these purchases are denominated in U.S. dollars, some of the purchases are denominated in foreign currency. In addition, the Company's sales to Canada are denominated in Canadian dollars. To hedge its foreign exchange exposure, the Company may enter into foreign exchange contracts. The foreign exchange contracts reduce the Company's overall exposure to exchange rate movements, since the gains and losses on these contracts offset gains and losses on the transactions being hedged. Gains or losses on these contracts will be recognized and included in cost of sales at the time the related inventory is sold. The Company is exposed to credit risk to the extent of nonperformance by a counterparty to the foreign currency contracts. However, the Company believes it uses a strong financial counterparty in these transactions and that the resulting credit risk under these hedging strategies is not significant.

  Fair Value of Financial Instruments – The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, and commissions payable approximates fair value because of the short-term nature of these instruments. Based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities, the Company also believes the carrying amount of long-term debt approximates fair value. The fair value of the Company's forward currency contracts is determined using the current spot rate. There were no forward currency contracts outstanding at December 30, 2000 and January 1, 2000.

  Net Income per Common Share – Net income per common share is calculated by dividing net income by the weighted average number of shares outstanding during the period. Net income per common share assuming dilution reflects per share amounts that would have resulted had the Company's outstanding stock options been converted to common stock. See Note 11.

  Management Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  New Accounting Standards – On December 31, 2000, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that all derivatives, including those embedded in other contracts, be recognized as either assets or liabilities and that those financial instruments be measured at fair value. The accounting for changes in the fair value of derivatives depends on their intended use and designation. Management has reviewed the requirements of SFAS No. 133 and has determined that they have no free-standing or embedded derivatives. All contracts that contain provisions meeting the definition of a derivative also meet the requirements of, and have been designated as, normal purchases or sales. Currently, the Company does not use free-standing derivatives and has not entered into contracts with terms that cannot be designated as normal purchases or sales.

2.  PROPERTY AND EQUIPMENT

  Property and equipment at December 30, 2000 and January 1, 2000 is comprised of the following:

	2000	1999

Leasehold improvements	$6,199	$6,519
Furniture and fixtures	4,761	4,239
Computer equipment	19,205	15,560
Other equipment	6,179	8,735
Building	7,045	6,896
Land	906	906

	44,295	42,855
Less accumulated depreciation	12,499	12,998

Property and equipment, net	$31,796	$29,857

3.  OTHER CURRENT LIABILITIES

  Other current liabilities at December 30, 2000 and January 1, 2000 are comprised of the following:

	2000	1999

Accrued compensation and benefits	$6,212	$3,581
Income taxes payable	6,795	8,411
Deferred revenue	662	694
Accrued royalty fees	1,421	818
Other	1,357	1,127

	$16,447	$14,631

4.  CREDIT AGREEMENT

  Long-term debt at December 30, 2000 and January 1, 2000 is comprised of the following:

	2000	1999

Total debt	$105,000	$102,500
Less borrowings classified as current	–	42,500

	$105,000	$60,000

  The Company's credit agreement provides for a revolving credit facility and a term loan facility. During the first quarter of 2000, the Company borrowed an additional $90 million of term debt under its term loan facility which brought the total outstanding term debt to $150 million as of April 1, 2000. During the second quarter of 2000, the Company prepaid $45 million of term debt which can not be re-borrowed and included the $22.5 million payment due March 2001. During the first quarter of 2001, the Company prepaid $20 million of term debt under its current credit facility. As of March 14, 2001, the total term debt outstanding was $85 million. The Company's remaining term debt requires annual amortization payments of $0.9 million, $32.4 million, and $51.7 due March 2002, 2003 and 2004, respectively.

  The revolving line of credit provides for borrowings of up to $100 million, which may be in the form of letters of credit, bankers' acceptances, and revolving credit loans. The letters of credit are issued primarily in connection with inventory purchases. The revolving line of credit includes a clean-down provision whereby the Company's revolving credit loans and bankers' acceptances may not exceed an aggregate of $30 million during any one 30-consecutive-day period beginning November 1 and ending March 31. Borrowings under the credit agreement are subject to certain borrowing base limitations (as defined). The revolving line of credit provides for commitment fees of 0.25% to 0.50% per annum on the daily average of the unused commitment.

  The credit agreement allows the Company to choose between two interest rate options in connection with its term loan and revolving credit loans. The interest rate options are the Alternate Base Rate (as defined) or the LIBOR rate (as defined) plus an applicable margin. The applicable margin ranges from 0.875% to 1.625% for LIBOR rate loans. The credit agreement expires March 19, 2004.

  The credit agreement includes restrictions as to, among other things, the amount of additional indebtedness, liens, contingent obligations, investments and dividends. Under the most restrictive of these covenants, approximately $278,000 of retained earnings were restricted at December 30, 2000.

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

  The Company paid interest of $10,933, $8,023, and $4,859 during the years ended December 30, 2000, January 1, 2000, and January 2, 1999, respectively.

5.  INCOME TAXES

  The provision for income taxes for the years ended December 30, 2000, January 1, 2000, and January 2, 1999 consisted of the following:

	2000	1999	1998

Current:
Federal	$11,423	$25,427	$28,188
State	979	2,180	2,416
Foreign	99	373	98
Deferred	243	(1,836)	(629)

	$12,744	$26,144	$30,073

  The reconciliation between income tax expense based on statutory income tax rates and the provision for income taxes is as follows:

	2000	1999	1998

Income taxes at federal statutory rate	$11,738	$24,080	$26,806
State income taxes, net of federal income tax deductions	508	1,033	1,915
Goodwill amortization	1,448	1,448	1,448
Other	(950)	(417)	(96)

Provision for income taxes	$12,744	$26,144	$30,073

  The components of the net deferred tax asset at December 30, 2000 and January 1, 2000 were as follows:

	2000	1999

DEFERRED TAX ASSETS:
Asset valuation allowances	$9,509	$8,416
Deferred compensation	376	286
Accrued liabilities	414	730
Other	1,001	564

Total deferred tax assets	11,300	9,996
DEFERRED TAX LIABILITIES:
Trademark amortization	(5,399)	(5,569)
Property and equipment depreciation	(3,187)	(1,667)
Other	(340)	(143)

Total deferred tax liabilities	(8,926)	(7,379)

	$2,374	$2,617

  The $2,374 net deferred tax asset at December 30, 2000 is presented as a net deferred current asset of $10,104 and a net deferred noncurrent liability of $7,730. The $2,617 net deferred tax asset at January 1, 2000 is presented as a net deferred current asset of $9,448 and a net deferred noncurrent liability of $6,831.

  The Company paid income taxes of $14,101, $28,085, and $29,829 during the years ended December 30, 2000, January 1, 2000, and January 2, 1999, respectively.

6.  COMMITMENTS AND CONTINGENCIES

  Operating Leases – The Company leases warehouse and office space, equipment, and showroom display facilities under renewable operating leases with remaining terms of up to 11 years. In addition to the base rent, the Company pays its proportionate share of taxes and special assessments and operating expenses of the warehouse and showroom display facilities.

  The following is a schedule of future annual minimum lease payments for noncancelable operating leases as of December 30, 2000:

2001	$4,056
2002	3,792
2003	3,526
2004	3,569
2005	3,608
Thereafter	12,994

$31,545

  The Company's rental expense was $3,609, $3,326, and $2,533 for the years ended December 30, 2000, January 1, 2000, and January 2, 1999, respectively.

  In April 1999, the Company executed a lease for a new distribution center in Minnesota. The lease provides for a 10-year term, with options to renew the lease, as well as to expand and/or acquire the facility. During 2000, the Company consolidated its two current distribution centers and storage facility into the new distribution center. Estimated costs of $931 were recorded in 1999 related to noncancelable lease contracts associated with the existing rented facilities.

  Letters of Credit – The Company had outstanding standby and commercial letters of credit amounting to $1,860 at December 30, 2000 relating primarily to purchase commitments issued to foreign suppliers and vendors.

  Legal Proceedings – The Company is involved in various legal proceedings, claims and governmental audits in the ordinary course of its business.

  The Company believes it has meritorious defenses to all proceedings, claims and audits. Management is unable however to predict the ultimate outcome of these proceedings, claims and audits or to reasonably estimate the impact, if any, that the ultimate resolution of these matters will have on the Company's results of operations, financial position or cash flows. See Note 12.

7.  RETIREMENT PLAN

  The Company has a qualified contributory retirement plan (the Plan) under Section 401(k) of the Internal Revenue Code which covers substantially all full-time employees who meet certain eligibility requirements. Voluntary contributions are made by participants and Company matching contributions are made at the discretion of the Board of Directors, subject to certain limitations. The Plan also allows the Company to make discretionary profit-sharing contributions to the Plan up to the maximum amount deductible for income tax purposes. The Company's total profit- sharing contributions were $1,517, $1,249, and $1,025 for the years ended December 30, 2000, January 1, 2000, and January 2, 1999, respectively.

8.  ACQUISITIONS

  During 2000, the Company completed a $4.0 million strategic minority investment in 2-Day Designs, Inc., a manufacturer and marketer of high quality accent furniture and wooden accessories sold primarily through furniture, home furnishings, and catalog retailers principally in the United States. The transaction is accounted for under the equity method of accounting.

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

  The impact of these acquisitions on the Company's results of operations are not considered significant.

9.  RELATED-PARTY TRANSACTIONS

  In the ordinary course of business, the Company sells product to a floral and nursery wholesaler and retailer, of which a former director of the Company is an officer, director and stockholder. The Company had sales to this floral and nursery business during the year ended January 2, 1999 of $1,448.

10. STOCKHOLDERS' EQUITY

  Stock-Based Compensation Plans – At December 30, 2000, the Company had four stock-based compensation plans. Under the 1992, 1993, 1995, and 1997 stock option and incentive plans, the Company may grant options to its directors, officers, employees, consultants and advisors of the Company for up to 292,500, 1,000,000, 600,000 and 1,500,000 shares of common stock, respectively. All employee options granted after the initial public offering have an exercise price equal to the market value of the common stock at the date of grant, generally have a term of ten years, and generally are exercisable in equal installments on each of the first, second and third anniversaries of the date of the grant. At December 30, 2000, 221,628 shares were available for granting under the stock option and incentive plans.

  A summary of the status of the Company's four stock option and incentive plans as of December 30, 2000, January 1, 2000, and January 2, 1999, and changes during the years ended on those dates is presented below:

	2000		1999		1998
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	2,094,311	$26.70	1,724,357	$26.80	1,983,578	$26.25
Granted	693,713	12.43	458,300	25.42	97,000	31.87
Exercised	–	–	(56,482)	20.52	(129,625)	21.90
Forfeited	(254,443)	29.81	(31,864)	24.77	(226,596)	26.94

Outstanding at end of year	2,533,581	22.54	2,094,311	26.70	1,724,357	26.80

Options exercisable at end of year	1,601,921	26.22	1,446,272	27.63	1,085,026	28.95
Weighted average fair value of options granted during the year	$5.83		$12.33		$14.89

  The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for options granted since the initial public offering. Had compensation cost been determined based on the fair value of the 1998, 1999, and 2000 stock option grants consistent with the method of SFAS 123, Accounting for Stock-Based Compensation, the Company's net income and net income per common share assuming dilution would have been reduced to the pro forma amounts indicated below:

	2000	1999	1998

Net income:
As reported	$20,793	$42,656	$46,516
Pro forma	19,567	40,647	44,223
Net income per common share – basic:
As reported	$1.47	$2.48	$2.49
Pro forma	1.39	2.36	2.37
Net income per common share – assuming dilution:
As reported	$1.47	$2.45	$2.45
Pro forma	1.38	2.34	2.33

  In determining the preceding pro forma amounts under SFAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2000, 1999, and 1998, respectively: risk-free interest rates of 6.6 percent, 5.9 percent, and 5.2 percent, expected volatility of 38 percent, expected lives of 6 years and no expected dividends. The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future compensation costs. SFAS 123 does not apply to awards prior to 1995, and additional awards are anticipated.

  The following table summarizes information about the Company's stock option and incentive plans at December 30, 2000:

Range of Exercise Prices	Number Outstanding at December 30, 2000	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 30, 2000	Weighted Average Exercise Price

$3.33	40,500	1.1 years	$3.33	40,500	$3.33
3.34-17.99	659,000	9.2	12.46	–	–
18.00-21.47	962,942	6.3	20.76	868,138	20.88
21.48-37.75	871,139	5.8	33.04	693,283	34.25

	2,533,581			1,601,921

  In addition to stock options granted under the Company's stock option plans, the Company granted options to purchase 30,000 shares of Common Stock to each of four members of the Company's Board of Directors in December 1992. During February 1993, the Company granted options to purchase 30,000 shares of Common Stock to one member of the Board of Directors. These options are not subject to a stock option plan. Such options are exercisable, have a term of ten years from the date of grant, and have an exercise price of $3.33 per share. During 2000, 1999 and 1998, members of the Board of Directors exercised 20,000, 3,000, and 2,000 options, respectively. At December 30, 2000, directors' options to purchase 15,000 shares of Common Stock were exercisable at $3.33 per share.

  Shareholder Rights Plan – In April 1997, the Company adopted a shareholder rights plan. Under the shareholder rights plan, each shareholder received a dividend of one preferred share purchase right for each share held of the Company's common stock. Each right entitles the holder to purchase one one-thousandth of a share of Series A Participating Preferred Stock at an exercise price of $100, subject to adjustment, or at the discretion of the Board of Directors of the Company, the right to purchase common stock of the Company at a 50% discount. The rights become exercisable only upon the occurrence of certain events involving a buyer acquiring 18.5% or greater beneficial ownership in the Company's common stock or the announcement of a tender offer or exchange offer which, if consummated, would give the buyer beneficial ownership of an 18.5% or greater position in the Company. Preferred share purchase rights owned by the buyer become null and void following this occurrence. The rights will expire April 2007, and the Company may redeem the rights at any time (prior to the occurrence of a specified event) at a price of one cent per right. If the Company is acquired in a merger or similar transaction after such an occurrence, all rights holders, except the buyer, will have the right to purchase stock in the buyer at a 50% discount.

  Performance Shares – During 1999, the Company began to grant performance shares to executive officers on an annual basis. The performance shares granted during 1999 were made for overlapping "initial stub" one-year and two-year cycles, as well as a "full cycle" three-year performance period. During 2000, performance shares were granted for a "full cycle" three-year performance period. Each performance share represents one notional common stock equivalent and provides that its holder can receive the market value of up to 1.5 shares of common stock upon the Company's achieving specified diluted earnings per share ("EPS") as measured at the end of the particular performance cycle. Upon achievement of the targeted performance, the Company may choose to pay the award in cash, unrestricted common stock or a combination. During 2000, the Company granted 39,750 shares for the three-year cycle ending 2002. During 1999, the Company granted: 11,500 performance shares for the one-year cycle ended 1999; 23,899 performance shares granted for the two-year cycle ending 2000; and 35,825 performance shares granted for the three-year cycle ending 2001. The Company did not achieve the minimum EPS thresholds for both the one-year and two-year cycles ended 1999 and 2000, respectively, and accordingly no pay-outs were made and those performance shares were cancelled.

11. INCOME PER COMMON SHARE

  The following tables reconcile net income per common share and net income per common share assuming dilution:

	2000	1999	1998

Net income	$20,793	$42,656	$46,516
Weighted average number of shares outstanding	14,110,000	17,214,000	18,676,000
Net income per common share – basic	$1.47	$2.48	$2.49
Net income	$20,793	$42,656	$46,516
Weighted average number of shares outstanding	14,110,000	17,214,000	18,676,000
Dilutive impact of options outstanding	54,000	174,000	284,000

Weighted average number of shares and potential dilutive shares outstanding	14,164,000	17,388,000	18,960,000
Net income per common share – assuming dilution	$1.47	$2.45	$2.45

  Options to purchase 2,297,381, 914,000 and 662,000 shares of common stock were outstanding at December 30, 2000, January 1, 2000 and January 2, 1999, respectively, but were not included in the computation of net income per common share assuming dilution because the exercise prices were greater than the average market price of the common stock.

12. SUBSEQUENT EVENT

  On March 5 and March 9, 2001 lawsuits seeking unspecified compensatory damages were filed against the Company and its Chairwoman and Chief Executive Officer Susan E. Engel, in the United States District Court for the District of Minnesota purportedly on behalf of the class of persons who purchased Department 56 common stock during the period February 24, 1999 through April 26, 2000. The purported class action lawsuits allege the Company and its Chairwoman violated federal securities laws by making a series of false and misleading statements concerning the Company's financial statements. The Company intends to defend these lawsuits vigorously.

  The Company believes it has meritorious defenses to these lawsuits. Management is unable however to predict the ultimate outcome of these proceedings, or to reasonably estimate the impact, if any, that the ultimate resolution of these matters will have on the Company's results of operations, financial position or cash flows.

Department 56, Inc. and Subsidiaries
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
 (In thousands)

Column A	Column B	Column C	Column D		Column E
Description	Balance Beginning of Period	Charged to Costs and Expenses	Deductions		Balance End of Period

Year ended December 30, 2000:
Allowance for doubtful accounts	$7,659	$8,476	$5,652	(a)	$10,483
Allowance for sales returns and credits	10,628	15,986	17,506		9,108

	$18,287	$24,462	$23,158		$19,591

Year ended January 1, 2000:
Allowance for doubtful accounts	$5,179	$3,276	$796	(a)	$7,659
Allowance for sales returns and credits	7,729	12,737	9,838		10,628

	$12,908	$16,013	$10,634		$18,287

Year ended January 2, 1999:
Allowance for doubtful accounts	$5,160	$888	$869	(a)	$5,179
Allowance for sales returns and credits	7,897	8,657	8,825		7,729

	$13,057	$9,545	$9,694		$12,908

(a)
Accounts determined to be uncollectible and charged against allowance account, net of collections on accounts previously charged against allowance account.

S-1

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