Form 10-Q
period 2001-03-31
DEPARTMENT 56 INC
filed 2001-05-15
CIK 902270

FORM 10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2001

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

Yes ☒ No ☐

          As of March 31, 2001, 12,881,813 shares of the registrant's common stock, par value $.01 per share, were outstanding.

PART I  -  FINANCIAL INFORMATION

Item 1.   Financial Statements

DEPARTMENT 56, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands)

ASSETS

	MARCH 31, 2001	DECEMBER 30, 2000
CURRENT ASSETS:
Cash and cash equivalents	$14,072	$23,698
Accounts receivable, net	21,456	36,994
Inventories	14,564	15,650
Other current assets	11,156	13,742
Total current assets	61,248	90,084

PROPERTY AND EQUIPMENT, net	31,695	31,796
GOODWILL, TRADEMARKS AND OTHER, net	149,277	150,609
OTHER ASSETS	5,355	5,319
	$247,575	$277,808

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$900	$-
Accounts payable	6,063	7,866
Other current liabilities	9,868	16,637
Total current liabilities	16,831	24,503

DEFERRED TAXES	7,467	7,730
LONG-TERM DEBT	84,100	105,000
STOCKHOLDERS' EQUITY	139,177	140,575
	$247,575	$277,808

See notes to condensed consolidated financial statements.

DEPARTMENT 56, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share amounts)

	QUARTER ENDED MARCH 31, 2001	QUARTER ENDED APRIL 1, 2000

NET SALES	$29,125	$42,939
COST OF SALES	13,351	21,539
Gross profit	15,774	21,400

OPERATING EXPENSES:
Selling, general, and administrative	14,806	23,166
Amortization of goodwill, trademarks and other	1,374	1,364
Total operating expenses	16,180	24,530

LOSS FROM OPERATIONS	(406)	(3,130)

OTHER EXPENSE (INCOME):
Interest expense	2,236	2,143
Other, net	(316)	(180)

LOSS BEFORE INCOME TAXES	(2,326)	(5,093)

INCOME TAX BENEFIT	884	1,935

NET LOSS	$(1,442)	$(3,158)

NET LOSS PER COMMON SHARE	$(0.11)	$(0.21)

NET LOSS PER COMMON SHARE ASSUMING DILUTION	$(0.11)	$(0.21)

See notes to condensed consolidated financial statements.

DEPARTMENT 56, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	QUARTER ENDED MARCH 31, 2001	QUARTER ENDED APRIL 1, 2000

CASH FLOWS FROM OPERATING ACTIVITIES -
Net cash provided by operating activities	$11,672	$11,807

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,298)	(2,026)
Acquisitions	-	(4,000)
Net cash used in investing activities	(1,298)	(6,026)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchases of treasury stock	-	(10,711)
Principal payments on revolving credit agreement	-	(42,500)
Proceeds from issuance of long-term debt	-	90,000
Principal payments on long-term debt	(20,000)	-
Net cash (used in) provided by financing activities	(20,000)	36,789
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(9,626)	42,570

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	23,698	3,962

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$14,072	$46,532

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION -
Cash paid for:
Interest	$1,785	$2,143
Income taxes	$113	$408

See notes to condensed consolidated financial statements.

DEPARTMENT 56, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.          Basis of Presentation

             The accompanying condensed consolidated balance sheet as of December 30, 2000 was derived from the audited consolidated balances as of that date.  The remaining accompanying condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments necessary for a fair presentation.

             The results of operations for the quarter ended March 31, 2001 are not necessarily indicative of the results for the full fiscal year.  It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the 2000 Annual Report to Stockholders and Annual Report on Form 10-K filed by Department 56, Inc. (the "Company") with the Securities and Exchange Commission.

2.          Income Per Common Share

             Net income per common share is calculated by dividing net income by the weighted average number of shares outstanding during the period.  Net income per common share assuming dilution reflects per share amounts that would have resulted had the Company’s outstanding stock options been converted to common stock.

3.          Acquisitions

             During 2000, the Company completed a $4.0 million strategic minority investment in 2-Day Designs, Inc., a manufacturer and marketer of high quality accent furniture and wooden accessories sold primarily through furniture, home furnishings, and catalog retailers principally in the United States.  The transaction is accounted for under the equity method of accounting.  The impact of this acquisition on the Company's results of operations are not considered significant.

4.          Legal Proceedings

             On and following March 5, 2001 lawsuits seeking unspecified compensatory damages were filed against the Company and its Chairwoman and Chief Executive Officer Susan E. Engel, in the United States District Court for the District of Minnesota purportedly on behalf of the class of persons who purchased Department 56 common stock during the period February 24, 1999 through April 26, 2000.  The purported class action lawsuits allege the Company and its Chairwoman violated federal securities laws by making a series of false and misleading statements concerning the Company’s financial statements.  The Company intends to defend these lawsuits vigorously.

             The Company believes it has meritorious defenses to these lawsuits.  Management is unable however to predict the ultimate outcome of these proceedings, or to reasonably estimate the impact, if any, that the ultimate resolution of these matters will have on the Company’s results of operations, financial position or cash flows.

5.          New Accounting Pronouncements

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

Item 2.              Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Comparison of Results of Operations for the Quarter Ended March 31, 2001 to the Quarter Ended April 1, 2000.

	Quarter Ended March 31, 2001		Quarter Ended April 1, 2000
	(Dollars in millions)
	Dollars	% of Net Sales	Dollars	% of Net Sales

Net sales	$29.1	100%	$42.9	100%

Gross profit	15.8	54	21.4	50

Selling, general, and administrative expenses	14.8	51	23.2	54

Amortization of goodwill, trademarks and other	1.4	5	1.4	3

Loss from operations	(0.4)	(1)	(3.1)	(7)

Interest expense	2.2	8	2.1	5

Other, net	(0.3)	(1)	(0.2)	-

Loss before income taxes	(2.3)	(8)	(5.1)	(12)

Income tax benefit	0.9	3	1.9	5

Net loss	(1.4)	(5)	(3.2)	(7)

                Net Sales - Net sales decreased $13.8 million, or 32%, from $42.9 million in the first quarter of 2000 to $29.1 million in the first quarter of 2001.  The decrease in sales was principally due to a decrease in sales volume of approximately $20.7 million, or 42%, offset by a decrease in the amount provided for product claims, and the impact of a customer appreciation discount that the Company offered on orders taken during the first quarter of 2000 of approximately $1.5 million.  The decrease in volume was principally due to first quarter orders in 2001 being down 32% compared to the first quarter of 2000, and the timing of receipt of product from overseas vendors.  The $6.5 million charge taken during the first quarter of 2000 for product claims and the offer of the customer appreciation discount to affirm returning customer relationships were each a result of the problems experienced during the implementation of the Company’s new enterprise-wide information system beginning in early 1999, as previously communicated.  Sales of the Company's Village Series products decreased $13.7 million, or 45%, while sales of General Giftware products decreased $0.1 million, or 1% between the two periods. Village Series products represented 57% of the Company's sales during the first quarter of 2001 versus 71% during the first quarter of 2000.

                Gross Profit - Gross profit as a percentage of net sales was 50% and 54% in the first quarter of 2000 and 2001, respectively.  Excluding the impact of the customer appreciation discount and the decrease in the amount provided for product claims, gross profit as a percentage of net sales would have been 58% in the first quarter of 2000.

                Selling, General and Administrative Expenses - Selling, general and administrative expenses decreased $8.4 million, or 36%, between the first quarter of 2000 and the first quarter of 2001.  The decrease was principally due to a decrease in the amount provided for bad debts, a decrease in information system consulting costs, and a decrease in costs related to the consolidation of the Company’s distribution center during the first quarter of 2000.  The decrease in the provision for bad debts was primarily due to a $5.5 million charge taken during the first quarter of 2000 as a result of the problems experienced during the implementation of the Company’s new enterprise-wide computer system beginning in early 1999, as previously communicated.  Selling, general and administrative expenses as a percentage of sales was 54% and 51% in the first quarter of 2000 and 2001, respectively.  Excluding the impact of the customer appreciation discount and increased provisions for product claims and bad debts, selling, general and administrative expenses as a percentage of sales would have been 35% in the first quarter of 2000.

                Loss from Operations - Loss from operations decreased $2.7 million, between the first quarter of 2000 and the first quarter of 2001 due to the factors described above.

                Interest Expense - Interest expense increased $0.1 million, or 4%, between the first quarter of 2000 and the first quarter of 2001 principally due to increased interest rates paid by the Company, offset partially by decreased borrowings under the Company’s credit facilities during the first quarter of 2001.

                Provision for Income Taxes - The effective income tax rate was 38% during the first quarter of 2000 and 2001.

LIQUIDITY AND CAPITAL RESOURCES

                The Company’s credit agreement provides for a revolving credit facility and a term loan facility.  The revolving credit facility provides for borrowings of up to $100 million including letters of credit.  The letters of credit are issued primarily in connection with inventory purchases.  The credit agreement contains numerous financial and operating covenants, including restrictions on incurring indebtedness and liens, selling property and paying dividends.  In addition, the Company is required to satisfy consolidated net worth, interest coverage ratio and leverage ratio tests, in each case at the end of each fiscal quarter.  None of these restrictions are expected to have a material adverse effect on the Company’s ability to operate in the future.

                During the first quarter of 2000, the Company borrowed an additional $90 million of term debt under its term loan facility which brought the total outstanding term debt to $150 million as of April 1, 2000.  During the second quarter of 2000, the Company prepaid $45 million of term debt which can not be re-borrowed and included the $22.5 million payment due March 2001.  During the first quarter of 2001, the Company prepaid $20 million of term debt. As of March 31, 2001, the total term debt outstanding was $85 million.  The Company’s remaining term debt requires annual amortization payments of $0.9 million, $32.4 million, and $51.7 due March 2002, 2003 and 2004, respectively.

                The Company believes that its internally generated cash flow and seasonal borrowings under the revolving credit facility will be adequate to fund operations and capital expenditures for the next 12 months.

                Consistent with customary practice in the giftware industry, the Company offers extended accounts receivable terms to many of its customers.  This practice has typically created significant working capital requirements in the second and third quarters which the Company has generally financed with available cash, internally generated cash flow and seasonal borrowings.  The Company’s cash and cash equivalents balances peak during the first quarter of the subsequent year, following the collection of accounts receivable with extended payment terms due in November and December.

                The Company does not accept returns without its prior authorization.  Returns are typically accepted only for damaged or defective goods, or for pricing or shipping discrepancies.  The Company reserves the right to refuse authorization of any returns and to discard any unauthorized returns.  If the Company accepts an unauthorized return or if a return is the result of a customer error, the customer may be subject to a 20% handling charge.  The Company reserves the right to cancel open orders or backorders for those customers who abuse or excessively use return privileges.

                Accounts receivable, net of reserves, decreased from $48.7 million at April 1, 2000 to $21.5 million at March 31, 2001.  The decrease in accounts receivable was principally due to lower shipments in the first quarter of 2001 and an unusually high balance of overdue accounts receivable open at the end of the first quarter of 2000.  Overdue accounts receivable were higher than normal at April 1, 2000 due to the problems experienced in 1999 related to the implementation of the Company’s enterprise-wide information system, as previously communicated.  The Company’s overdue accounts receivable continue to exceed historical norms at March 31, 2001 primarily due to slower cash collections from some of the Company’s retail customers stemming from a generally weak 2000 holiday season.  During 2001, the Company has made limited and selective exceptions to its policy of not shipping to customers with overdue balances when the particular customer has met specific criteria which demonstrates a wherewithal to pay their past due and future balances. Management believes there is adequate provision for any doubtful accounts receivable and sales returns that may arise.

                Capital expenditures during the first quarter of 2001 were $1.3 million, $0.7 million below the $2.0 million invested during the first quarter of 2000.  The Company expects total capital expenditures to be less than $3.0 million in 2001.

             The Company has a stock repurchase program.  During the quarter ended March 31, 2001, the Company did not repurchase shares of its stock.  Since January 1997, the Company has repurchased a total of 9.2 million shares at an average price of $24 per share.  As of March 31, 2001, the Company had remaining authorization from the Board of Directors to repurchase $52.4 million of its stock through 2001.  The timing, prices and amounts of shares repurchased, as well as the manner of execution, will be determined at the discretion of the Company’s management and subject to continued compliance with the Company’s credit facilities.

FOREIGN EXCHANGE

                The dollar value of the Company’s assets abroad is not significant.  Substantially all of the Company’s sales are denominated in U.S. dollars and, as a result, are not subject to changes in exchange rates.

             The Company imports its product from manufacturers located in the Pacific Rim, primarily China, Taiwan (Republic of China), and The Philippines.  These transactions are principally denominated in U.S. dollars, except for imports from Taiwan which are principally denominated in New Taiwan dollars.  The Company, from time to time, will enter into foreign exchange contracts or build foreign currency deposits as a partial hedge against currency fluctuations.  The Company intends to manage foreign exchange risks to the extent possible and take appropriate action where warranted.  The Company’s costs could be adversely affected if the currencies of the countries in which the manufacturers operate appreciate significantly relative to the U.S. dollar.  The Company did have any foreign exchange contracts in effect during 2000 and 2001.

EFFECT OF INFLATION

                The Company continually attempts to minimize any effect of inflation on earnings by controlling its operating costs and selling prices.  During the past few years, the rate of inflation has been low and has not had a material impact on the Company’s results of operations.

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

Customer Orders Entered (1) (In millions)
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Total
1999	$195	$45	$27	$(6)	$261
2000	162	48	29	1	240
2001	110	-	-	-	-

                (1)  Customer orders entered are orders received and approved by the Company, net of cancellation for various reasons, including credit considerations, inventory shortages, and customer requests.  Customer orders entered for all prior periods presented have been adjusted from previously reported customer orders entered to conform to the Company’s current presentation of customer orders entered net of cancellation.

                Historically, principally due to the timing of wholesale trade shows early in the calendar year and the limited supply of the Company’s products, the Company has received the majority of its total annual customer orders during the first quarter of each year.  The Company entered 68% and 75% of its total annual customer orders during 2000 and 1999, respectively, during the first quarter of each of those years.  Cancellations of total annual customer orders were approximately 7% and 8% in 2000 and 1999, respectively.

                The Company’s backlog was $86.1 million as of March 31, 2001, as compared to $118.4 million as of April 1, 2000.

                Through the first quarter of 2001, customer orders entered decreased 32% as compared to the same period for 2000.  Customer orders entered for Village Series products decreased 37% through the first quarter of 2001, while customer orders entered for General Giftware products decreased 21%.

                Certain General Giftware products have lower gross profit rates than the Company’s average gross profit rate.  In addition, from time to time, the Company liquidates product at lower than average gross profit rates.  As a result, gross profit may vary depending on the mix of product shipped.

Notes concerning forward-looking statements:

Any conclusions or expectations expressed in, or drawn from, the statements in this filing concerning matters that are not historical corporate financial results are "forward-looking statements" that involve risks and uncertainties.  These statements, including but not limited to the Company’s expectations regarding 2001 capital expenditures, are based on management’s estimates, assumptions and projections as of today and are not guarantees of future performance.  Actual results may vary materially from forward-looking statements and the assumptions on which they are based.  The Company undertakes no obligation to update or publish in the future any forward-looking statements. Please read the bases, assumptions and factors set out in the last two paragraphs of Item 7 in the Company’s Form 10-K for 2000 dated March 30, 2001 and filed under the Securities Exchange Act of 1934, all of which is incorporated herein by reference.

Item 6.   Exhibits and Reports on Form 8-K.

                (a)       The following documents are filed as exhibits to this Report.

                            11.1                  Computation of net loss per share.

                (b)       Reports on Form 8-K.

                           A Current Report on Form 8-K, dated February 23, 2001, was filed reporting in Item 5 thereof and containing no financial statements.

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEPARTMENT 56, INC.

Date:	May 15, 2001	/s/ Susan E. Engel
Susan E. Engel
Chairwoman of the Board, Chief Executive Officer and Director (Principal Executive Officer)

Date:	May 15, 2001	/s/ Percy C. Tomlinson, Jr.
Percy C. Tomlinson, Jr. Chief Financial Officer and Executive Vice President (Principal Financial Officer)

Date:	May 15, 2001	/s/ Gregg A. Peters
Gregg A. Peters Director of Finance and Principal Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Name	Page Number

11.1	Computation of net loss per share.