Form 10-K405/A
period 2000-12-30
DEPARTMENT 56 INC
filed 2001-07-12
CIK 902270

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

This Form 10-K/A amends the Department 56, Inc. Annual Report on Form 10-K, dated March 30, 2001, for the fiscal year ended December 30, 2000. This Form 10-K/A speaks as of March 30, 2001 except to the extent this Form 10-K/A speaks of a subsequent event and numerically specifies the date of such subsequent event.

Item 3. LEGAL PROCEEDINGS

The Company is involved in various legal proceedings, claims and governmental audits in the ordinary course of its business.

On September 14, 2000, Arthur Andersen LLP filed a lawsuit against the Company in The Fourth Judicial District, State of Minnesota alleging breach of contract in connection with computer system implementation work and seeking $0.6 million plus interest and legal costs. On March 1, 2001, the Company filed suit in The Circuit Court of Baltimore City, State of Maryland against Andersen Worldwide Société Coopérative and W. Robert Grafton alleging fraud, conspiracy, tortuous conduct and breach of contract in connection with the computer systems implementation work solicited and performed by Arthur Andersen LLP and seeking $1 billion in compensatory damages, plus punitive damages and legal costs. On January 1, 1999, the Company went "live" with a new enterprise-wide information system that it had retained Arthur Andersen LLP to select and implement. The Company expected that the system would perform a number of functions in the transaction of business with customers, including order taking and confirmation, initiation of product shipment and shipping documentation, generation of invoices, and accounts receivable and general ledger posting. Unfortunately, the system did not work as expected, and instead caused multifaceted and complex problems that adversely affected the Company in a variety of ways. For example, during the first and second quarters of 1999, implementation of the new enterprise-wide information system affected the timing of the receipt of orders from customers, product shipments, invoices and statements mailed, and resulted in problems in order taking, delayed shipments, customer documentation errors, and a higher than expected rate of merchandise return due to associated shipping problems. These delays led to a decrease in sales as well as a delay in the Company's cash collection. In the third quarter of 1999, sales were negatively impacted by a rate of product returns higher than that in recent years, and collection of accounts receivable continued to trail earlier periods by a significant amount. In response to these problems, the Company undertook several efforts, including a physical inventory and a comparison of historical claim reserves. In the fourth quarter of 1999, the Company retained an outside company to assist in account reconciliation with the Company's customers. In the first quarter of 2000, the Company continued its account reconciliation efforts and initiated a one-time discount program, as well as undertaking a systematic analysis of the 1999 year-end allowance for doubtful accounts and bad debt provision. Finally, trends which developed in the second quarter of 2000, relating to slowdowns in the collection of overdue accounts receivable and an unexpected decrease in the level of orders, led to the Company's determination to accelerate the resolution of outstanding reconciliation issues by employing more aggressive techniques (including negotiated settlements at significant discounts) which required providing for an additional $5.5 million to bad debt reserve and an additional $6.5 million to the customer claims reserve. In light of the foregoing, and the adverse impact upon the Company's relationship with its customers that the information system caused, the Company brought suit against Andersen Worldwide Societe Cooperative and W. Robert Grafton. On April 3, 2001, the Minnesota State Court presiding over Arthur Andersen LLP's lawsuit against the Company (the "Minnesota Action") issued an order enjoining the Company's suit filed in Maryland. On April 9, 2001, the Company filed a counterclaim in the Minnesota Action against Andersen Worldwide Societe Cooperative, W. Robert Grafton and Arthur Anderson LLP, alleging fraud, conspiracy, tortious conduct and breach of contract in connection with the computer systems work and seeking unspecified damages, interest and legal costs.

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

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the results of operations and financial condition should be read in conjunction with the Department 56, Inc. Consolidated Financial Statements and related Notes thereto, included elsewhere herein. In addition, the following discussion should be read in connection with the discussion of Legal Proceedings with respect to the suit filed against Andersen Worldwide Societe Cooperative and W. Robert Grafton arising out of the serious problems experienced and resulting costs incurred in connection with installation and implementation of an enterprise-wide computer information system solicited and performed by Arthur Andersen LLP. The Company is now confident that the critical pieces of its enterprise-wide system that impact its customers the most—order taking, shipping, documentation and invoicing—are fully supporting its business.

(In millions, except per share amounts)

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

DEPARTMENT 56, INC.
Date: July 12, 2001	By:	/s/ SUSAN E. ENGEL Susan E. Engel Chairwoman of the Board and Chief Executive Officer

QuickLinks

Item 3. LEGAL PROCEEDINGS
Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SIGNATURES