Form 10-Q
period 2001-06-30
DEPARTMENT 56 INC
filed 2001-08-13
CIK 902270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2001

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

             As of June 30, 2001, 12,883,998 shares of the registrant's common stock, par value $.01 per share, were outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

DEPARTMENT 56, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands)

ASSETS

	JUNE 30, 2001	DECEMBER 30, 2000

CURRENT ASSETS:
Cash and cash equivalents	$530	$23,698
Accounts receivable, net	57,520	36,994
Inventories	16,646	15,650
Other current assets	11,043	13,742

Total current assets	85,739	90,084

PROPERTY AND EQUIPMENT, net	30,514	31,796
GOODWILL, TRADEMARKS AND OTHER, net	148,045	150,609
OTHER ASSETS	5,163	5,319

	$269,461	$277,808

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$900	$-
Borrowings on revolving credit agreement	6,000	-
Accounts payable	6,546	7,866
Other current liabilities	17,215	16,637

Total current liabilities	30,661	24,503

DEFERRED TAXES	7,460	7,730
LONG-TERM DEBT	84,100	105,000
STOCKHOLDERS' EQUITY	147,240	140,575

	$269,461	$277,808

See notes to condensed consolidated financial statements.

DEPARTMENT 56, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share amounts)

	QUARTER ENDED JUNE 30, 2001	QUARTER ENDED JULY 1, 2000

NET SALES	$55,168	$60,082
COST OF SALES	23,850	26,600

Gross profit	31,318	33,482

OPERATING EXPENSES:
Selling, general, and administrative	15,348	16,045
Amortization of goodwill, trademarks and other	1,274	1,374

Total operating expenses	16,622	17,419

INCOME FROM OPERATIONS	14,696	16,063

OTHER EXPENSE (INCOME):
Interest expense	1,713	2,927
Other, net	59	(215)

INCOME BEFORE INCOME TAXES	12,924	13,351

PROVISION FOR INCOME TAXES	4,911	5,073

NET INCOME	$8,013	$8,278

NET INCOME PER COMMON SHARE	$0.62	$0.58

NET INCOME PER COMMON SHARE
ASSUMING DILUTION	$0.62	$0.58

See notes to condensed consolidated financial statements.

DEPARTMENT 56, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share amounts)

	26 WEEKS ENDED JUNE 30, 2001	26 WEEKS ENDED JULY 1, 2000

NET SALES	$84,294	$103,022
COST OF SALES	37,201	48,139

Gross profit	47,093	54,883

OPERATING EXPENSES:
Selling, general, and administrative	30,153	39,211
Amortization of goodwill, trademarks and other	2,648	2,738

Total operating expenses	32,801	41,949

INCOME FROM OPERATIONS	14,292	12,934

OTHER EXPENSE (INCOME):
Interest expense	3,949	5,071
Other, net	(256)	(396)

INCOME BEFORE INCOME TAXES	10,599	8,259

PROVISION FOR INCOME TAXES	4,028	3,138

NET INCOME	$6,571	$5,121

NET INCOME PER COMMON SHARE	$0.51	$0.35

NET INCOME PER COMMON SHARE
ASSUMING DILUTION	$0.51	$0.35

See notes to condensed consolidated financial statements.

DEPARTMENT 56, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	26 WEEKS ENDED JUNE 30, 2001	26 WEEKS ENDED JULY 1, 2000

CASH FLOWS FROM OPERATING ACTIVITIES -
Net cash used in operating activities	$(7,585)	$(10,864)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,583)	(3,329)
Acquisitions	-	(4,000)

Net cash used in investing activities	(1,583)	(7,329)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of common stock options	-	66
Purchases of treasury stock	-	(13,363)
Borrowings (repayments) on revolving credit agreement	6,000	(16,250)
Proceeds from issuance of long-term debt	-	90,000
Principal payments on long-term debt	(20,000)	(45,000)

Net cash (used in) provided by financing activities	(14,000)	15,453

NET DECREASE IN CASH AND
CASH EQUIVALENTS	(23,168)	(2,740)

CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD	23,698	3,962

CASH AND CASH EQUIVALENTS AT END
OF PERIOD	$530	$1,222

SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION -
Cash paid for:
Interest	$3,695	$4,370
Income taxes	$200	$3,103

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

             The results of operations for the quarter ended June 30, 2001 and the 26 weeks ended June 30, 2001 are not necessarily indicative of the results for the full fiscal year.  It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the 2000 Annual Report to Stockholders and Annual Report on Form
10-K as amended and filed by Department 56, Inc. (the "Company") with the Securities and Exchange Commission.

2.          Income Per Common Share

             Net income per common share is calculated by dividing net income by the weighted average number of shares outstanding during the period.  Net income per common share assuming dilution reflects per share amounts that would have resulted had the Company’s outstanding stock options been converted to common stock.

3.          Legal Proceedings

             Reference is made to Item 3, “Legal Proceedings,” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2000, as amended, which Item is incorporated herein in its entirety.  On April 30, 2001, Andersen Worldwide Société Coopérative, W. Robert Grafton and Arthur Andersen LLP filed a motion to dismiss the Company’s counterclaim in the Minnesota Action, which motion to dismiss has been denied by the Minnesota State Court.

4.          New Accounting Pronouncements

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

             On June 29, 2001, the Financial Accounting Standards Board (FASB) approved for issuance SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Intangible Assets.  Major provisions of these Statements are as follows: all business combinations initiated after June 30, 2001 must use the purchase method of accounting; the pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001; intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability; goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually, except in certain circumstances, and whenever there is an impairment indicator; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting; effective for fiscal years beginning after December 15, 2001, goodwill will no longer be subject to amortization.

             The Company is evaluating the impact of the adoption of these standards and has not yet determined the effect of adoption on its financial position and results of operations.  As of June 30, 2001 and December 30, 2000, the Company had net goodwill and other intangible assets of approximately $151.2 million and $153.8 million, respectively.  Amortization expense recorded during the 26 weeks ended June 30, 2001 and July 1, 2000 was $2.7 million and $2.8 million, respectively.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Comparison of Results of Operations for the Quarter Ended June 30, 2001 to the Quarter
Ended July 1, 2000.

	Quarter Ended June 30, 2001		Quarter Ended July 1, 2000

	(Dollars in millions)
	Dollars	% of Net Sales	Dollars	% of Net Sales

Net sales	$55.2	100%	$60.1	100%

Gross profit	31.3	57	33.5	56

Selling, general, and administrative expenses	15.3	28	16.0	27

Amortization of goodwill, trademarks and other	1.3	2	1.4	2

Income from operations	14.7	27	16.1	27

Interest expense	1.7	3	2.9	5

Other, net	0.1	-	(0.2)	-

Income before income taxes	12.9	23	13.4	22

Provision for income taxes	4.9	9	5.1	8

Net income	8.0	15	8.3	14

             Net Sales - Net sales decreased $4.9 million, or 8%, from $60.1 million in the second quarter of 2000 to $55.2 million in the second quarter of 2001.  The decrease in sales was principally due to a decrease in sales volume of approximately $8.2 million, or 13%, offset by the second quarter of 2000 impact of a customer appreciation discount that the Company offered on orders taken during the first quarter of 2000 of approximately $2.6 million.  The decrease in volume was principally due to second quarter year-to-date orders in 2001 being down 23% compared to the first half of the prior year.  The offer of the customer appreciation discount to affirm returning customer relationships was a result of the problems experienced during the implementation of the Company’s new enterprise-wide information system beginning in early 1999, as previously communicated.  Sales of the Company's Village Series products decreased $5.8 million, or 14%, while sales of General Giftware products increased $0.9 million, or 5% between the two periods.  Village Series products represented 69% of the Company's sales during the second quarter of 2000 versus 65% during the second quarter of 2001.

             Gross Profit - Gross profit as a percentage of net sales was 56% and 57% in the second quarter of 2000 and 2001, respectively.  Excluding the impact of the customer appreciation discount, gross profit as a percentage of net sales would have been 58% in the second quarter of 2000.  The decrease in gross profit as a percentage of net sales for the second quarter of 2001 compared to this adjusted gross profit as a percentage of net sales for the second quarter of 2000 was primarily the result of a shift in product mix as noted above.

             Selling, General and Administrative Expenses - Selling, general and administrative expenses decreased $0.7 million, or 4%, between the second quarter of 2000 and the second quarter of 2001.  The decrease was principally due to a decrease in commissions due to the decrease in net sales, a decrease in information system consulting costs, and a decrease in temporary labor and outside services partially offset by increased depreciation expense and further investments in the Company’s retail operations and customer research.  Selling, general and administrative expenses as a percentage of sales was 27% and 28% in the second quarter of 2000 and 2001, respectively.  Excluding the impact of the customer appreciation discount, selling, general and administrative expenses as a percentage of sales would have been 26% in the second quarter of 2000.

             Income from Operations - Income from operations decreased $1.4 million, between the second quarter of 2000 and the second quarter of 2001 due to the factors described above.

             Interest Expense - Interest expense decreased $1.2 million, or 41%, between the second quarter of 2000 and the second quarter of 2001 principally due to decreased interest rates paid by the Company and decreased borrowings under the Company’s credit facilities during the second quarter of 2001.

             Provision for Income Taxes - The effective income tax rate was 38% during the second quarter of 2000 and 2001.

RESULTS OF OPERATIONS

Comparison of Results of Operations for the 26 Weeks Ended June 30, 2001 to the 26 Weeks
Ended July 1, 2000.

	26 Weeks Ended June 30, 2001		26 Weeks Ended July 1, 2000

	(Dollars in millions)
	Dollars	% of Net Sales	Dollars	% of Net Sales

Net sales	$84.3	100%	$103.0	100%

Gross profit	47.1	56	54.9	53

Selling, general, and administrative expenses	30.2	36	39.2	38

Amortization of goodwill, trademarks and other	2.6	3	2.7	3

Income from operations	14.3	17	12.9	13

Interest expense	3.9	5	5.1	5

Other, net	(0.3)	-	(0.4)	-

Income before income taxes	10.6	13	8.3	8

Provision for income taxes	4.0	5	3.1	3

Net income	6.6	8	5.1	5

             Net Sales - Net sales decreased $18.7 million, or 18%, from $103.0 million in 2000 to $84.3 million in 2001.  The decrease in sales was principally due to a decrease in sales volume of approximately $30.4 million, or 27%, offset by a decrease in the amount provided for product claims and the impact of a customer appreciation discount that the Company offered on orders taken during the first quarter of 2000 of approximately $4.1 million.  The decrease in volume was principally due to year-to-date orders in 2001 being down 23% compared to the first half of 2000.  The $6.5 million charge taken during the first quarter of 2000 for product claims and the offer of the customer appreciation discount to affirm returning customer relationships were each a result of the problems experienced during the implementation of the Company’s new enterprise-wide information system beginning in early 1999, as previously communicated.  Sales of the Company's Village Series products decreased $19.5 million, or 27%, while sales of General Giftware products increased $0.8 million, or 3% between the two periods.  Village Series products represented 70% of the Company's sales during 2000 versus 62% during 2001.

             Gross Profit - Gross profit as a percentage of net sales was 53% and 56% in 2000 and 2001, respectively.  Excluding the impact of the customer appreciation discount and the decrease in the amount provided for product claims, gross profit as a percentage of net sales would have been 58% during the first half of 2000.  The decrease in gross profit as a percentage of net sales during 2001 compared to this adjusted gross profit as a percentage of net sales for 2000 was primarily the result of a shift in product mix as noted above.

             Selling, General and Administrative Expenses - Selling, general and administrative expenses decreased $9.0 million, or 23%, between 2000 and 2001.  The decrease is principally due to a decrease in the amount provided for bad debts, a decrease in information system consulting costs, a decrease in temporary labor and outside services, a decrease in commissions due to the decrease in net sales, partially offset by increased depreciation expense and further investments in the Company’s retail operations and customer research.  The decrease in the provision for bad debts was primarily due to a $5.5 million charge taken during the first quarter of 2000 as a result of the problems experienced during the implementation of the Company’s new enterprise-wide computer system beginning in early 1999, as previously communicated. Selling, general and administrative expenses as a percentage of net sales decreased from approximately 38% in 2000 to 36% in 2001.  Excluding the impact of the customer appreciation discount and the decrease in the amounts provided for product claims and bad debts, selling, general and administrative expenses as a percentage of net sales would have been 30% in 2000.

             Income from Operations - Income from operations increased $1.4 million, or 10%, between 2000 and 2001 due to the factors described above.

             Interest Expense - Interest expense decreased $1.2 million, or 22%, between 2000 and 2001 principally due to decreased interest rates paid by the Company and decreased borrowings under the Company’s credit facilities during 2001.

             Provision for Income Taxes - The effective tax rate was 38% during the 26 weeks ended July 1, 2000 and June 30, 2001.

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

             During the first quarter of 2000, the Company borrowed an additional $90 million of term debt under its term loan facility which brought the total outstanding term debt to $150 million as of April 1, 2000.  During the second quarter of 2000, the Company prepaid $45 million of term debt which can not be re-borrowed and included the $22.5 million payment due March 2001.  During the first quarter of 2001, the Company prepaid $20 million of term debt.  As of June 30, 2001, the total term debt outstanding was $85 million.  The Company’s remaining term debt requires annual amortization payments of $0.9 million, $32.4 million, and $51.7 due March 2002, 2003 and 2004, respectively.

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

             Accounts receivable, net of reserves, decreased from $73.3 million at July 1, 2000 to $57.5 million at June 30, 2001.  The decrease in accounts receivable was principally due to lower shipments in the first half of 2001 compared to the first half of 2000 and an unusually high balance of overdue accounts receivable open at the end of the second quarter of 2000.  Overdue accounts receivable were higher than normal at July 1, 2000 due to the problems experienced in 1999 related to the implementation of the Company’s enterprise-wide information system, as previously communicated.  While significantly less than 2000, the Company’s overdue accounts receivable continue to exceed historical norms at June 30, 2001 primarily due to slower cash collections from some of the Company’s retail customers stemming from a generally weak 2000 holiday season. During 2001, the Company has made limited and selective exceptions to its policy of not shipping to customers with overdue balances when the particular customer has met specific criteria which demonstrates a wherewithal to pay their past due and future balances. Management believes there is adequate provision for any doubtful accounts receivable and sales returns that may arise.

             Inventories, net of reserves, decreased from $30.5 million at July 1, 2000 to $16.6 million at June 30, 2001.  The decrease in inventories was principally due to lower order volume in the first half of 2001 compared to the first half of 2000 and better inventory planning and product flow through the Company’s distribution center.

             Capital expenditures during the second quarter of 2001 were $0.3 million, $1.0 million below the $1.3 million invested during the second quarter of 2000.  The Company expects total capital expenditures to be less than $3.0 million in 2001.

             During 2000, the Company completed a $4.0 million strategic minority investment in 2-Day Designs, Inc., a manufacturer and marketer of high quality accent furniture and wooden accessories sold primarily through furniture, home furnishings, and catalog retailers principally in the United States.  The transaction is accounted for under the equity method of accounting.  The impact of this acquisition on the Company's results of operations is not considered significant.  The carrying amount of the Company’s investment in 2-Day Designs, Inc. was $3.1 million at June 30, 2001. The Company is closely monitoring its investment in 2-Day Designs, Inc. for potential impairment given continued weakness in the retail furniture market.

             The Company has a stock repurchase program.  During the 26 weeks ended June 30, 2001, the Company did not repurchase shares of its stock.  Since January 1997, the Company has repurchased a total of 9.2 million shares at an average price of $24 per share.  As of June 30, 2001, the Company had remaining authorization from the Board of Directors to repurchase $52.4 million of its stock through 2001.  The timing, prices and amounts of shares repurchased, as well as the manner of execution, will be determined at the discretion of the Company’s management and subject to continued compliance with the Company’s credit facilities.

FOREIGN EXCHANGE

             The dollar value of the Company’s assets abroad is not significant.  Substantially all of the Company’s sales are denominated in U.S. dollars and, as a result, are not subject to changes in exchange rates.

             The Company imports its product from manufacturers located in the Pacific Rim, primarily China, Taiwan (Republic of China), and The Philippines.  These transactions are principally denominated in U.S. dollars, except for imports from Taiwan which are principally denominated in New Taiwan dollars.  The Company, from time to time, will enter into foreign exchange contracts or build foreign currency deposits as a partial hedge against currency fluctuations.  The Company intends to manage foreign exchange risks to the extent possible and take appropriate action where warranted.  The Company did not have any foreign exchange contracts in effect during 2000 and 2001.

RESTRICTION ON IMPORTS

             The Company does not own or operate any manufacturing facilities and imports most of its products.  Foreign manufacturing and procurement of imports is subject to the following inherent risks: fluctuations in currency exchange rates; economic and political instability; cost fluctuations and delays in transportation; restrictive actions by governments; nationalizations; the laws and policies of the U.S. affecting importation of goods (including duties, quota and taxes); and foreign trade and tax laws.  The Company’s costs could be adversely affected if the currencies of other countries in which the Company sources product appreciate significantly relative to the U.S. dollar.  Moreover, the Company cannot predict what relevant political, legal or regulatory changes may occur or the type or amount of any financial impact on the Company such changes may have in the future.

             In fiscal 2000, approximately 83% of the Company’s imports were manufactured in The People’s Republic of China (“China”), and the Company anticipates that such percentage will hold constant or increase for the foreseeable future. China has been accorded “Normal Trade Relations” (“NTR”) status on a temporary basis by the U.S. government and goods imported by the Company are generally not subject to retaliatory duties.  As a result of various commercial and legal practices, including the inadequate protection of U.S. intellectual property rights, there has been, and may be in the future, opposition to the annual extension of  NTR status for China.  The loss of the NTR status for China would result in a substantial increase in the cost of Chinese imports and/or would materially impair the ability to import goods from China.  In such an event, there could be an adverse effect on the Company until alternative arrangements for the manufacture of its products were obtained on economic, production and operational terms at least as favorable as those currently in effect and therefore, the Company is unable to estimate the financial impact to the Company.  Upon accession to the World Trade Organization (“WTO”), China will be granted Permanent Normal Trade Relations (“PNTR”) status by the U.S., eliminating the current annual review process regarding trade status.

             Other political and military practices taken or suggested by China, such as those relating to the Republic of China (Taiwan), are also under review by the U.S. government. China has been designated a Country of Particular Concern (“CPC”) pursuant to the International Religious Freedom Act of 1998 (“IRFA”).  The IRFA enumerates several specific retaliatory actions which may be taken by the U.S. government, none of which the Company believes would have a material impact on its business.  The IRFA, however, also accords the President broad discretion in fashioning other or additional actions and, due to the breadth of the Presidential powers under the IRFA, the Company is unable to predict what, if any, action the President could consider taking in the future.  The Company, therefore, is unable to estimate the financial impact of these further factors.

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

Customer Orders Entered (1) (In millions)
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Total

1999	$195	$45	$27	$(6)	$261
2000	162	48	29	1	240
2001	110	51	-	-	-

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

             The Company’s backlog was $82.0 million as of June 30, 2001, as compared to $105.9 million as of July 1, 2000.

             Through the second quarter of 2001, customer orders entered decreased 23% as compared to the same period for 2000.  Customer orders entered for Village Series products decreased 29% through the second quarter of 2001, while customer orders entered for General Giftware products decreased 12%.

             Management believes that the decline in customer orders during 2001 is at least partially attributable to the impact of a slow December 2000 holiday selling.  While the Company has observed an improvement in its order rate through the second quarter of 2001 compared to the order rate observed through the end of the first quarter of 2001, management believes that customer orders and retail prospects during the year continue to be impacted by the difficult economic environment.  The Company is strengthening its sales management team, is working to refine its product development process, is improving the gift and decorating appeal of its product, and is broadening the seasonal coverage of its product lines in order to drive sales growth when the economic environment improves.

             Certain General Giftware products have lower gross profit rates than the Company’s average gross profit rate.  In addition, from time to time, the Company liquidates product at lower than average gross profit rates.  As a result, gross profit may vary depending on the mix of product shipped.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

             There has been no significant change in the Company’s exposure to market risk since year end.  The Company’s risk is limited to interest rate risk associated with credit instruments and foreign currency exchange rate risk.

PART II  -  OTHER INFORMATION

Item 1.	Legal Proceedings

             Reference is made to Item 3, “Legal Proceedings,” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2000, as amended, which Item is incorporated herein in its entirety.  On April 30, 2001, Andersen Worldwide Société Coopérative, W. Robert Grafton and Arthur Andersen LLP filed a motion to dismiss the Company’s counterclaim in the Minnesota Action, which motion to dismiss has been denied by the Minnesota State Court.

Item 4.	Submission of Matters to a Vote of Security Holders

             The following matters were submitted to a vote of security holders during the Company's Annual Meeting of Stockholders held on May 10, 2001.

Description of Matter

		Votes Cast	Authority
1.	Election of Directors	For	Witheld

	Susan E. Engel	10,417,904	1,845,385
	Peter K. Barker	11,209,072	1,054,217
	Jay Chiat	11,208,571	1,054,718
	Stewart M. Kasen	11,205,406	1,057,883
	Gary S Matthews	11,207,622	1,055,667
	Steven G. Rothmeier	11,201,172	1,062,137
	Vin Weber	11,207,172	1,056,117

					Broker
		For	Against	Abstain	Non-Votes

2.	Ratification of Deloitte &
	Touche LLP as independent	12,012,707	244,841	5,741	0
	accountants

Notes concerning forward-looking statements:

Any conclusions or expectations expressed in, or drawn from, the statements in this filing concerning matters that are not historical corporate financial results are "forward-looking statements" that involve risks and uncertainties.  These statements, including but not limited to the Company’s expectations regarding 2001 capital expenditures, are based on management’s estimates, assumptions and projections as of today and are not guarantees of future performance.  Actual results may vary materially from forward-looking statements and the assumptions on which they are based.  The Company undertakes no obligation to update or publish in the future any forward-looking statements. Please read the bases, assumptions and factors set out in the last two paragraphs of Item 7 in the Company’s Form 10-K for 2000 dated March 30, 2001, as amended, and filed under the Securities Exchange Act of 1934, all of which is incorporated herein by reference and applicable to the forward-looking statements set forth herein.

Item 6.	Exhibits and Reports on Form 8-K

(a)	The following documents are filed as exhibits to this Report.

	11.1	Computation of net income per share.

	11.2	Company press release dated July 25, 2001.

(b)	Reports on Form 8-K.

None.

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEPARTMENT 56, INC.

Date:	August 13, 2001	/s/ Susan E. Engel

Susan E. Engel
Chairwoman of the Board and
Chief Executive Officer
(Principal Executive Officer)

Date:	August 13, 2001	/s/ Percy C. Tomlinson, Jr.

Percy C. Tomlinson, Jr.
Chief Financial Officer and Executive Vice President
(Principal Financial Officer)

Date:	August 13, 2001	/s/ Gregg A. Peters

Gregg A. Peters
Director of Finance and Principal Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Name	Page Number

11.1	Computation of net income per share.
11.2	Company press release dated July 25, 2001.