Form 10-Q
period 2001-09-29
DEPARTMENT 56 INC
filed 2001-11-13
CIK 902270

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 29, 2001

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

As of September 29, 2001, 12,895,667 shares of the registrant's common stock, par value $.01 per share, were outstanding.

PART I  -  FINANCIAL INFORMATION

Item 1.   Financial Statements

DEPARTMENT 56, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands)

ASSETS

	SEPTEMBER 29,	DECEMBER 30,
	2001	2000
CURRENT ASSETS:
Cash and cash equivalents	$249	$23,698
Accounts receivable, net	88,611	36,994
Inventories	19,002	15,650
Other current assets	10,087	13,742
Total current assets	117,949	90,084

PROPERTY AND EQUIPMENT, net	30,657	31,796
GOODWILL, TRADEMARKS AND OTHER, net	155,163	150,609
OTHER ASSETS	2,076	5,319
	$305,845	$277,808

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$900	$-
Borrowings on revolving credit agreement	31,000	-
Accounts payable	7,073	7,866
Other current liabilities	22,810	16,637
Total current liabilities	61,783	24,503

DEFERRED TAXES	6,176	7,730
LONG-TERM DEBT	84,100	105,000
STOCKHOLDERS' EQUITY	153,786	140,575
	$305,845	$277,808

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In thousands, except per share amounts)

	QUARTER	QUARTER
	ENDED	ENDED
	SEPTEMBER 29,	SEPTEMBER 30,
	2001	2000
NET SALES	$60,129	$72,003
COST OF SALES	27,107	31,684
Gross profit	33,022	40,319

OPERATING EXPENSES:
Selling, general, and administrative	16,551	16,237
Amortization of goodwill, trademarks and other	1,290	1,374
Total operating expenses	17,841	17,611

INCOME FROM OPERATIONS	15,181	22,708

OTHER EXPENSE (INCOME):
Interest expense	1,694	3,273
Other, net	3,006	1

INCOME BEFORE INCOME TAXES	10,481	19,434

PROVISION FOR INCOME TAXES	3,983	7,386

NET INCOME	$6,498	$12,048

NET INCOME PER COMMON SHARE	$0.50	$0.86

NET INCOME PER COMMON SHARE ASSUMING DILUTION	$0.50	$0.85

See notes to condensed consolidated financial statements.

	39 WEEKS	39 WEEKS
	ENDED	ENDED
	SEPTEMBER 29,	SEPTEMBER 30,
	2001	2000
NET SALES	$144,423	$175,024
COST OF SALES	64,309	79,823
Gross profit	80,114	95,201

OPERATING EXPENSES:
Selling, general, and administrative	46,704	55,446
Amortization of goodwill, trademarks and other	3,938	4,112
Total operating expenses	50,642	59,558

INCOME FROM OPERATIONS	29,472	35,643

OTHER EXPENSE (INCOME):
Interest expense	5,643	8,344
Other, net	2,749	(395)

INCOME BEFORE INCOME TAXES	21,080	27,694

PROVISION FOR INCOME TAXES	8,010	10,524

NET INCOME	$13,070	$17,170

NET INCOME PER COMMON SHARE	$1.02	$1.19

NET INCOME PER COMMON SHARE ASSUMING DILUTION	$1.01	$1.18

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	39 WEEKS	39 WEEKS
	ENDED	ENDED
	SEPTEMBER 29,	SEPTEMBER 30,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES -
Net cash used in operating activities	$(22,443)	$(26,560)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,406)	(5,773)
Acquisitions	(9,600)	(4,000)
Net cash used in investing activities	(12,006)	(9,773)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of common stock options	-	66
Purchases of treasury stock	-	(25,695)
Borrowings on revolving credit agreement	31,000	13,000
Proceeds from issuance of long-term debt	-	90,000
Principal payments on long-term debt	(20,000)	(45,000)
Net cash provided by financing activities	11,000	32,371

NET DECREASE IN CASH AND CASH EQUIVALENTS	(23,449)	(3,962)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	23,698	3,962

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$249	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION -
Cash paid for:
Interest	$5,210	$7,212
Income taxes	$287	$5,953

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

The results of operations for the quarter ended September 29, 2001 and the 39 weeks ended September 29, 2001 are not necessarily indicative of the results for the full fiscal year.  It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the 2000 Annual Report to Stockholders and Annual Report on Form 10-K as amended and filed by Department 56, Inc. (the "Company") with the Securities and Exchange Commission.

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

4.             Acquisitions

During the third quarter of 2001, the Company completed its $9.6 million acquisition of Axis Corporation, a privately held designer, importer and specialty retailer based in Salt Lake City. Axis' products, primarily porcelain dolls, doll accessories and plush items, are marketed under the brand name Geppeddo.  The acquired business operates customized kiosks located in approximately 350 major malls and shopping centers throughout the United States and Canada during the peak holiday shopping season.  The acquisition gives the Company additional differentiated and branded products, and access to a new channel of distribution.  The high quality and creativity of Axis’ products and strength of the Geppeddo brand complement the reputation of Department 56 for quality, branded product lines.  The Company sees the potential to expand upon this brand and distribution channel with new concepts designed to enhance and lengthen the selling season of the acquired business.  Revenues for the fiscal year ended February 28, 2001 were $14.7 million.  The founders and entire management team of the acquired business are continuing in their positions.

The asset acquisition is accounted for under the purchase method of accounting and resulted in goodwill of approximately $7.9 million, and other intangibles including non-compete agreements and trademarks totaling approximately $0.5 million.  The remaining $1.2 million represents tangible assets purchased, net of liabilities assumed.  The results of operations of the acquired business since the acquisition date have been included in the Company’s financial statements and are not considered material.  Management of the acquired business has the ability to earn up to an additional $12.0 million of cash consideration if certain pre-specified financial performance measures are attained as measured annually over a three-year period concluding February 29, 2004.  Any additional contingent consideration paid to the sellers will be recorded by the Company as goodwill.

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

On June 29, 2001, the Financial Accounting Standards Board (FASB) approved for issuance SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Intangible Assets.  Major provisions of these Statements are as follows: all business combinations initiated after June 30, 2001 must use the purchase method of accounting; the pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001; intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability; goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually, except in certain circumstances, and whenever there is an impairment indicator; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.  In general, impairment testing will entail a comparison of the fair value of a reporting unit with its carrying value including goodwill.  These statements are effective for fiscal years beginning after December 15, 2001, at which time goodwill will no longer be subject to amortization.

The Company is evaluating the impact of the adoption of these standards and has not yet determined the effect of adoption on its financial position and results of operations.  As of September 29, 2001 and December 30, 2000, the Company had net goodwill and other intangible assets of approximately $155.2 million and $153.8 million, respectively.  Amortization expense recorded during the 39 weeks ended September 29, 2001 and September 30, 2000 was $3.9 million and $4.1 million, respectively.

On August 16, 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations.  The standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred, and a corresponding increase in the carrying value of the related long-lived asset.  Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset.  Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement.  SFAS No. 143 is effective for fiscal years beginning after June 15, 2002.  The Company is evaluating the impact of the adoption of this standard and has not yet determined the effect of adoption on its financial position and results of operations.

Item 2.    Management's Discussion and Analysis of Financial Condition and

Results of Operations

RESULTS OF OPERATIONS

Comparison of Results of Operations for the Quarter Ended September 29, 2001 to the Quarter Ended September 30, 2000.

	Quarter		Quarter
	Ended		Ended
	September 29, 2001		September 30, 2000
	(Dollars in millions)
		% of		% of
	Dollars	Net Sales	Dollars	Net Sales
Net sales	$60.1	100%	$72.0	100%

Gross profit	33.0	55	40.3	56

Selling, general, and administrative expenses	16.6	28	16.2	23

Amortization of goodwill, trademarks and other	1.3	2	1.4	2

Income from operations	15.2	25	22.7	32

Interest expense	1.7	3	3.3	5

Other, net	3.0	5	0.0	-

Income before income taxes	10.5	17	19.4	27

Provision for income taxes	4.0	7	7.4	10

Net income	6.5	11	12.0	17

Net Sales - Net sales decreased $11.9 million, or 16%, from $72.0 million in the third quarter of 2000 to $60.1 million in the third quarter of 2001.  The decrease in sales was principally due to a decrease in sales volume of approximately $13.7 million, or 19%, offset by the third quarter of 2000 impact of a customer appreciation discount that the Company offered on orders taken during the first quarter of 2000 of approximately $1.8 million.  The decrease in volume was principally due to third quarter year-to-date orders in 2001 being down 24% compared to the first nine months of the prior year.  The offer of the customer appreciation discount to affirm returning customer relationships was a result of the problems experienced during the implementation of the Company’s new enterprise-wide information system beginning in early 1999, as previously communicated.  Sales of the Company's Village Series products decreased $6.0 million, or 15%, while sales of General Giftware products decreased $5.8 million, or 19% between the two periods.  Village Series products represented 58% of the Company's sales during the third quarter of 2000 versus 59% during the third quarter of 2001.

Gross Profit - Gross profit as a percentage of net sales was 56% and 55% in the third quarter of 2000 and 2001, respectively.  Excluding the impact of the customer appreciation discount, gross profit as a percentage of net sales would have been 57% in the third quarter of 2000.  The decrease in gross profit as a percentage of net sales for the third quarter of 2001 compared to this adjusted gross profit as a percentage of net sales for the third quarter of 2000 was primarily the result of inventory charges related to excess inventories, the Company’s initiative to reduce inventory levels.

Selling, General and Administrative Expenses - Selling, general and administrative expenses increased $0.3 million, or 2%, between the third quarter of 2000 and the third quarter of 2001.  The increase was principally due to costs associated with the Company’s 25th Anniversary Celebration, increased depreciation expense and further investments in the Company’s retail operations and customer research partially offset by a decrease in commissions due to the decrease in net sales, a decrease in information system consulting costs, and a decrease in temporary labor and outside services.  Selling, general and administrative expenses as a percentage of sales was 23% and 28% in the third quarter of 2000 and 2001, respectively. Excluding the impact of the customer appreciation discount, selling, general and administrative expenses as a percentage of sales would have been 22% in the third quarter of 2000.

Income from Operations - Income from operations decreased $7.5 million, between the third quarter of 2000 and the third quarter of 2001 due to the factors described above.

Interest Expense - Interest expense decreased $1.6 million, or 48%, between the third quarter of 2000 and the third quarter of 2001 principally due to decreased interest rates paid by the Company and decreased borrowings under the Company’s credit facilities during the third quarter of 2001.

Other, net - Other expense increased $3.0 million between the third quarter of 2000 and the third quarter of 2001 due to a $3.0 million impairment of the Company’s minority investment in 2-Day Designs, Inc. given continued deterioration in the U.S. home furnishings market.  The impairment charge taken reduces the carrying value of the Company’s minority investment to zero.  The Company’s portion of 2-Day Design’s operating losses since the acquisition date of approximately $1.0 million were reflected in previous periods.

Provision for Income Taxes - The effective income tax rate was 38% during the third quarter of 2000 and 2001.

RESULTS OF OPERATIONS

Comparison of Results of Operations for the 39 Weeks Ended September 29, 2001 to the 39 Weeks Ended September 30, 2000.

	39 Weeks		39 Weeks
	Ended		Ended
	September 29, 2001		September 30, 2000
	(Dollars in millions)
		% of		% of
	Dollars	Net Sales	Dollars	Net Sales
Net sales	$144.4	100%	$175.0	100%

Gross profit	80.1	55	95.2	54

Selling, general, and administrative expenses	46.7	32	55.4	32

Amortization of goodwill, trademarks and other	3.9	3	4.1	2

Income from operations	29.5	20	35.6	20

Interest expense	5.6	4	8.3	5

Other, net	2.7	2	(0.4)	-

Income before income taxes	21.1	15	27.7	16

Provision for income taxes	8.0	6	10.5	6

Net income	13.1	9	17.2	10

Net Sales - Net sales decreased $30.6 million, or 17%, from $175.0 million in 2000 to $144.4 million in 2001.  The decrease in sales was principally due to a decrease in sales volume of approximately $42.7 million, or 23%, offset by a decrease in the amount provided for product claims and the impact of a customer appreciation discount that the Company offered on orders taken during the first quarter of 2000 of approximately $6.0 million.  The decrease in volume was principally due to year-to-date orders in 2001 being down 24% compared to the first nine months of 2000.  The $6.5 million charge taken during the first quarter of 2000 for product claims and the offer of the customer appreciation discount to affirm returning customer relationships were each a result of the problems experienced during the implementation of the Company’s new enterprise-wide information system beginning in early 1999, as previously communicated.  Sales of the Company's Village Series products decreased $23.3 million, or 21%, while sales of General Giftware products decreased $7.3 million, or 12% between the two periods.  Village Series products represented 65% of the Company's sales during 2000 versus 62% during 2001.

Gross Profit - Gross profit as a percentage of net sales was 54% and 55% in 2000 and 2001, respectively.  Excluding the impact of the customer appreciation discount and the increase in the amount provided for product claims, gross profit as a percentage of net sales would have been 57% during the first nine months of 2000.  The decrease in gross profit as a percentage of net sales during 2001 compared to this adjusted gross profit as a percentage of net sales for 2000 was primarily the result of inventory charges related to excess inventories, the Company’s initiative to reduce inventory levels, and a shift in product mix as noted above.

Selling, General and Administrative Expenses - Selling, general and administrative expenses decreased $8.7 million, or 16%, between 2000 and 2001.  The decrease is principally due to a decrease in the amount provided for bad debts, a decrease in information system consulting costs, a decrease in temporary labor and outside services, a decrease in commissions due to the decrease in net sales, partially offset by costs associated with the Company’s 25th Anniversary Celebration, increased depreciation expense and further investments in the Company’s retail operations and customer research.  The decrease in the provision for bad debts was primarily due to a $5.5 million charge taken during the first quarter of 2000 as a result of the problems experienced during the implementation of the Company’s new enterprise-wide computer system beginning in early 1999, as previously communicated.  Selling, general and administrative expenses as a percentage of net sales was approximately 32% in both 2000 and 2001.  Excluding the impact of the customer appreciation discount and the decrease in the amounts provided for product claims and bad debts, selling, general and administrative expenses as a percentage of net sales would have been 33% in 2000.

Income from Operations - Income from operations decreased $6.2 million, or 17%, between 2000 and 2001 due to the factors described above.

Other, net - Other expense increased $3.1 million between the third quarter of 2000 and the third quarter of 2001 principally due to a $3.0 million impairment of the Company’s minority investment in 2-Day Designs, Inc. given continued deterioration in the U.S. home furnishings market.  The impairment charge taken reduces the carrying value of the Company’s minority investment to zero. The Company’s portion of 2-Day Design’s operating losses since the acquisition date of approximately $1.0 million were reflected in previous periods.

Interest Expense - Interest expense decreased $2.7 million, or 32%, between 2000 and 2001 principally due to decreased interest rates paid by the Company and decreased borrowings under the Company’s credit facilities during 2001.

Provision for Income Taxes - The effective tax rate was 38% during the 39 weeks ended September 30, 2000 and September 29, 2001.

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

During the first quarter of 2000, the Company borrowed an additional $90 million of term debt under its term loan facility which brought the total outstanding term debt to $150 million as of April 1, 2000.  During the second quarter of 2000, the Company prepaid $45 million of term debt which can not be re-borrowed and included the $22.5 million payment due March 2001.  During the first quarter of 2001, the Company prepaid $20 million of term debt.  As of September 29, 2001, the total term debt outstanding was $85 million.  The Company’s remaining term debt requires annual amortization payments of $0.9 million, $32.4 million, and $51.7 due March 2002, 2003 and 2004, respectively.

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

Accounts receivable, net of reserves, decreased from $114.7 million at September 30, 2000 to $88.6 million at September 29, 2001.  The decrease in accounts receivable was principally due to lower shipments in the first nine months of 2001 compared to the first nine months of 2000.  The Company periodically makes limited and selective exceptions to its policy of not shipping to customers with overdue balances when the particular customer has met specific criteria which are indicative of a wherewithal to pay their past due and future balances.  Management believes there is adequate provision for any doubtful accounts receivable and sales returns that may arise.

Inventories, net of reserves, decreased from $29.6 million at September 30, 2000 to $19.0 million at September 29, 2001.  The decrease in inventories was principally due to lower order volume in the first nine months of 2001 compared to the first nine months of 2000, an initiative to reduce inventory levels through better inventory planning, and more efficient product flow through the Company’s distribution center.

Capital expenditures during the third quarter of 2001 were $0.8 million, $1.6 million below the $2.4 million invested during the third quarter of 2000.  The Company expects total capital expenditures to be less than $3.0 million in 2001.

During January 2000, the Company completed a $4.0 million strategic minority investment in 2-Day Designs, Inc., a manufacturer and marketer of high quality accent furniture and wooden accessories sold primarily through furniture, home furnishings, and catalog retailers principally in the United States.  The transaction was accounted for under the equity method of accounting.  During the quarter ended September 29, 2001, the Company recognized a $3.0 million impairment of the Company’s minority investment in 2-Day Designs, Inc. given continued deterioration in the U.S. home furnishings market.  The impairment charge taken reduces the carrying value of the Company’s minority investment to zero.

During the third quarter of 2001, the Company completed its $9.6 million acquisition of Axis Corporation, a privately held designer, importer and specialty retailer based in Salt Lake City. Axis' products, primarily porcelain dolls, doll accessories and plush items, are marketed under the brand name Geppeddo.  The acquired business operates customized kiosks located in approximately 350 major malls and shopping centers throughout the United States and Canada during the peak holiday shopping season.  The acquisition gives the Company additional differentiated and branded products, and access to a new channel of distribution.  The high quality and creativity of Axis’ products and strength of the Geppeddo brand complement the reputation of Department 56 for quality, branded product lines.  The Company sees the potential to expand upon this brand and distribution channel with new concepts designed to enhance and lengthen the selling season of the acquired business.  Revenues for the fiscal year ended February 28, 2001 were $14.7 million.  The founders and entire management team of the acquired business are continuing in their positions.  See Note 4 to the financial statements.

The Company has a stock repurchase program.  During the 39 weeks ended September 29, 2001, the Company did not repurchase shares of its stock.  Since January 1997, the Company has repurchased a total of 9.2 million shares at an average price of $24 per share.  As of September 29, 2001, the Company had remaining authorization from the Board of Directors to repurchase $52.4 million of its stock through 2001.  The timing, prices and amounts of shares repurchased, as well as the manner of execution, will be determined at the discretion of the Company’s management and subject to continued compliance with the Company’s credit facilities.

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

In fiscal 2000, approximately 83% of the Company’s imports were manufactured in The People’s Republic of China (“China”), and the Company anticipates that such percentage will hold constant or increase for the foreseeable future. China has acceded to the World Trade Organization ("WTO") and will be granted Permanent Normal Trade Relations ("PNTR") status by the U.S., eliminating the current annual review process regarding trade status.  However, various political uncertainties in China could have an adverse effect on the Company's ability to import product from China, the financial impact of which the Company is unable to estimate.

Certain political, legal military practices taken or suggested by China, such as those relating to the Republic of China (Taiwan), are also under review by the U.S. government.  China has been designated a Country of Particular Concern ("CPC") pursuant to the International Religious Freedom Act of 1998 ("IRFA").  The IRFA enumerates several specific retaliatory actions which may be taken by the U.S. government, none of which the Company believes would have a material impact on its business. The IRFA, however, also accords the President broad discretion in fashioning other or additional actions and, due to the breadth of the Presidential powers under the IRFA, the Company is unable to predict what, if any, action the President could consider taking in the future.  The Company, therefore, is unable to estimate the financial impact of these further factors.

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

	Customer Orders Entered (1)
	(In millions)
	1st	2nd	3rd	4th
	Qtr	Qtr	Qtr	Qtr	Total
1999	$195	$45	$27	$(6)	$261
2000	162	48	29	1	240
2001	110	51	20	-	-

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

The Company’s backlog was $43.8 million as of September 29, 2001, as compared to $65.5 million as of September 30, 2000.

Through the third quarter of 2001, customer orders entered decreased 24% as compared to the same period for 2000.  Customer orders entered for Village Series products decreased 29% through the third quarter of 2001, while customer orders entered for General Giftware products decreased 14%.

Management believes that the decline in customer orders during 2001 is at least partially attributable to the impact of a slow December 2000 holiday selling.  While the Company has observed an improvement in its order rate through the third quarter of 2001 compared to the order rate observed through the end of the first quarter of 2001, management believes that customer orders and retail prospects during the year continue to be impacted by the difficult economic environment.  The Company is strengthening its sales management team, working to refine its product development process, improving the gift and decorating appeal of its product, and broadening the seasonal coverage of its product lines in order to drive sales growth when the economic environment improves.

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

PART II-OTHER INFORMATION

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

11.2         Company press release dated September 19, 2001.

11.3         Company press release dated October 18, 2001.

b)            Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEPARTMENT 56, INC.

Date:	November 13, 2001	/s/ Susan E. Engel
Susan E. Engel
Chairwoman of the Board,
Chief Executive Officer and Director
(Principal Executive Officer)

Date:	November 13, 2001	/s/ Percy C. Tomlinson, Jr.
Percy C. Tomlinson, Jr.
Chief Financial Officer and Executive Vice President
(Principal Financial Officer)

Date:	November 13, 2001	/s/ Gregg A. Peters
Gregg A. Peters
Director of Finance and Principal Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Exhibit	Page
Number	Name	Number

11.1	Computation of net income per share.

11.2	Company press release dated September 19, 2001.

11.3	Company press release dated October 18, 2001.