Form 10-K
period 2001-12-29
DEPARTMENT 56 INC
filed 2002-03-28
CIK 902270

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

/X/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required) For the fiscal year ended December 29, 2001
OR
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required) For the transition period from to .

Commission file number 1-11908

DEPARTMENT 56, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3684956 (I.R.S. Employer Identification No.)
One Village Place 6436 City West Parkway Eden Prairie, MN (Address of principal executive offices)	55344 (Zip Code)

(952) 944-5600
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/    No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $166,731,061 as of March 18, 2002 (based on the closing price of consolidated trading in the Common Stock on that date as published in Yahoo! Finance). For purposes of this computation, shares held by affiliates and by directors and officers of the registrant have been excluded. Such exclusion of shares held by directors and officers is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

Number of Shares of Common Stock, par value $.01 per share, outstanding as of March 18, 2002: 12,936,682.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's definitive Proxy Statement for the 2002 Annual Meeting of Stockholders filed with the Securities and Exchange Commission concurrently with this Form 10-K (the "2002 Proxy Statement") are incorporated by reference in Part III.

FORM 10-K TABLE OF CONTENTS

PART I

ITEM 1. BUSINESS

General:

Department 56, Inc. (including its direct and indirect subsidiaries, "Department 56" or "the Company") is a leading designer, distributor, wholesaler and retailer of fine quality collectibles and other giftware products sold through gift, home accessory, specialty retailers and department stores. The Company is best known for its Village Series of collectible, handcrafted, lighted ceramic and porcelain houses, buildings and related accessories in The Original Snow Village® Collection and The Heritage Village Collection® as well as its extensive line of holiday, special occasion and home decorative products, including its Snowbabies™ collectible porcelain figurines.

The Company was incorporated in Delaware in 1992 to hold the equity of a Minnesota corporation formed in 1984 under the name "Department 56, Inc.," which has since changed its name to "D 56, Inc." and has continued as the Company's principal operating subsidiary.

The Company seeks businesses that reinforce synergies, allows it to complement its internal product development and accelerates its penetration into new markets and new channels. In the third quarter of fiscal year 2001, the Company completed its acquisition of the business of Axis Corporation (the "Geppeddo Business" or "Geppeddo"), a designer and importer of porcelain and vinyl dolls, doll accessories and plush items sold through customized seasonal kiosks under the Geppeddo® brand. The Company believes opportunities exist to enhance and expand the selling season of Geppeddo through the addition of new products. The Company's focused, multi-faceted strategy is intended to position Department 56 as the premier giftware and collectibles company for the future.

The Company sells its products through several channels including approximately 13,600 wholesale customers, three Company-owned retail stores and approximately 370 seasonal stores and kiosks located throughout the U. S. and Canada.

Wholesale Operations:

The Company sells its products to retailers through its wholesale operations which consist of eight corporate showrooms and three independently operated wholesale showrooms, covering the major giftware market areas in the U.S. and Canada. In addition, the Company markets and sells through giftware trade shows throughout the U. S. and Canada.

The Company's domestic wholesale operations serve an extensive base of retailers primarily consisting of small, independent gift stores. The Company's principal customers (accounting for approximately 90% of its sales) are approximately 13,500 independent gift retailers across the United States. These retailers include approximately 1,550 independently owned Gold Key and Showcase Dealers, who receive special recognition and qualify for improved sales terms by satisfying certain requirements, such as maintaining the Company's products on display in an attractive setting for at least six months. Approximately 8% of the Company's sales are made to department stores and mail order houses. No single account represented more than 3% of the Company's sales in fiscal 2001. The Company provides volume discounts to its customers with respect to most of its products. The Company has generally had only limited sales outside the United States. International sales, which are made primarily in Canada, were less than 3% of the Company's sales in fiscal 2001.

As part of the Company's strategy of selective distribution, only approximately 5,050 retailers receive the Company's Village Series and/or Snowbabies products (which the Company sometimes refers to as its "collectible" products and/or lines). Certain of the Company's limited edition and year of production lighted Village Series and Snowbabies products are sold on allocation. Under its allocation practice, the Company specifies certain items among its principal Village Series and Snowbabies product lines, which it does not allow customers to purchase in unlimited quantities. The Company periodically evaluates and adjusts its distribution network and reviews its policies with a view of optimizing both the Company's distribution strategy and the store-level operations of its independent retailers. While the Company remains committed to selective distribution for the Village Series and Snowbabies products, the Company plans to continue to seek complementary retailers (at times, with a less-than-full offering of the Company's product assortment) to maintain sufficient market presence to build consumer awareness, interest and trial of the Company's products.

Over the past two years, the Company's principal customers have decreased in number by approximately 4,000, or 23%. Similarly, customers who sell the Company's Village Series and/or Snowbabies products have decreased by approximately 850, or 14%. The Company believes the decrease in customers and related decrease in sales is due to several factors including: the problems experienced during the implementation of the Company's enterprise-wide computer system, and an overall weakness in the economy which has forced some of the Company's customers to go out of business. The Company has enacted programs to curb the decline in customers and wholesale sales experienced over the past two years including implementing new customer ordering and shipping programs. The Company is also strengthening its sales management team, working to refine its product development process, improving the gift and decorating appeal of its product, and broadening the seasonal coverage of its product lines to drive sales growth.

The Company continues to market and advertise its products to retailers principally through giftware trade shows, brochures and trade journals. The Company provides merchandising and product information to its customers distributing collectible products through its business-to-business Internet site ("WIN"™ or Web Information Network™). The Company continues to expand the use of WIN in order to develop greater merchandising effectiveness and operational efficiencies for its customers and the Company. The Company also extends its consumer advertising through use of cooperative advertising with its Gold Key Dealers using various media formats.

Retail Operations:

The Company sells its products to existing and potentially new consumers through its retail operations which include three retail stores located in tourist destinations at the Mall of America, outside Minneapolis, Minnesota; Aladdin Casino and Resort in Las Vegas, Nevada; and Downtown Disney® in Anaheim, California. During 2001, the Company also operated ten seasonal stores under the name "Holidays by Department 56" and through the Geppeddo business distributed Geppeddo® brand products through customized seasonal kiosks located in approximately 360 major malls and shopping centers throughout the U.S. and Canada. The Company will continue to consider the addition of more corporate owned stores and continue to expand seasonal kiosks during fiscal 2002.

The Company markets and advertises to existing and potentially new consumers through seasonal advertisements in magazines and newspapers, brochures, point-of-sale information and booth presence at major collectibles expos. In addition, the Company publishes and sells Fifty-Six,™ a quarterly consumer magazine which contains product-related articles and description of its product lines, and maintains an interactive consumer information center on an Internet web site (www.department56.com). Department 56 maintains a toll-free telephone line for collector and consumer questions and participates in collector conventions. The Company also operates a collectors' club to which consumers of its Snowbabies product line may subscribe for exclusive product offerings and information.

Products:

Village Series Products – Department 56 is best known for its Village Series, which includes several different series of collectible, handcrafted, lighted ceramic and porcelain houses, buildings and related accessories that depict nostalgic scenes. The Company introduces new pieces, limited edition pieces, figurines and other accessories each year to complement and provide continuity to the collections. To allow for these new introductions and to keep each series appropriately balanced, the Company has traditionally retired a number of its existing pieces from production each year. Retirement decisions are based on management's judgment as to, among other things, expected consumer demand, whether a piece continues to fit the evolving design characteristics of a series, manufacturing considerations and, importantly, injecting an element of surprise. In 2001, to build upon the Company's success with its Halloween lighted pieces, the Company also introduced new lighted pieces and accessories for a variety of holidays and special days, including St. Patrick's Day, Easter and Fourth of July. The Company will continue to consider the introduction of new lighted pieces and accessories for other holidays and special day themes.

Village Accessories – Department 56 also produces a range of accessories for its Villages Series product, including figurines, vehicles, landscaping, lighting and other decorative items. The sale of accessories for its Village Series is an important part of the Company's strategy to encourage the continued purchase of its products. Accessories allow collectors and consumers to refresh their collections by changing their displays and by creating personalized settings. Many of the accessories can be used interchangeably between the various series, although certain accessories are designed uniquely for specific series.

General Giftware – The Company offers a wide range of other decorative giftware and home accessory items including: the Company's Snowbabies and Snowbunnies® figurines; holiday and seasonal decorative items; as well as tableware. Under the Geppeddo® brand, the Company also offers a range of porcelain and vinyl dolls, doll accessories and plush items. General Giftware product lines are product lines developed around either a seasonal or unique design theme. The Company generally introduces new products and refines its product offerings twice a year. The Company currently maintains an aggregate of approximately 3,800 stock keeping units, of which approximately 3,100 are General Giftware products.

Design and Production:

The Company has an ongoing program of new product development. Each year, the Company introduces new products in its existing product lines and also develops entirely new design concepts. The Company endeavors to develop new products which, although not necessarily similar to the products currently marketed by the Company, fit the Company's quality, creativity and productivity requirements.

Department 56 believes that its relationships with its manufacturers, and the quality of their craftsmanship, provide a competitive advantage and are a significant contributor to the Company's success. The Company imports most of its products from the Pacific Rim, primarily the People's Republic of China, Taiwan (Republic of China) and the Philippines. The Company also imports a small percentage of its products from

India, and Europe (primarily Germany, Poland and Czechoslovakia). During fiscal 2001, the Company imported products from approximately 184 independent manufacturing sources, some of which are represented by independent trading companies. The Company's single largest manufacturing source represented approximately 23% of the Company's imports in fiscal 2001. The Company's emphasis on high-quality craftsmanship at affordable prices limits the sources from which the Company chooses to obtain products. The Company has long-standing relationships with the majority of its manufacturers (many for 20 years or more) and may purchase (typically on a year-to-year basis) a manufacturer's entire output for a year. As a result of these relationships, the Company has experienced a low turnover of its manufacturing sources.

The design and manufacture of the Company's Village Series products are complex processes. The path from initial conception of the design idea to market introduction typically takes approximately 12 months, although the Company continues to investigate processes intended to reduce this time. Products other than the Company's collectibles lines can generally be introduced within a few months after a decision is made to produce the product. The Company's Village Series products are principally composed of ceramic and porcelain clays and the Company's other products are designed in a variety of media, including paper maché, acrylic and resin.

Distribution and Systems:

The products sold by the Company to its retail customers in the United States and Canada are generally shipped by ocean freight from abroad and then by rail to the Company's distribution center located within the northwest quadrant of the Minneapolis/St. Paul metropolitan area. Similarly, the products sold by Geppeddo are shipped to a distribution center in Salt Lake City, Utah. Shipments from the Company to its wholesale customers are handled primarily by United Parcel Service or commercial trucking lines.

The Company's systems maintain order processing from the time a product enters the Company's system through shipping and ultimate payment collection from its wholesale customers. The Company also uses handheld optical scanners and bar coded labels in accepting orders at wholesale showrooms throughout the United States. In addition, computer and communication software systems allow on-line information access between the Company's headquarters and its showrooms, and those systems generally provide direct linkage with the Company's field salesforce. These systems also provide a range of order and product information and ordering capabilities to customers subscribing to WIN.

The Company's retail systems also monitor and transmit to the Company on a daily basis the POS (point of sales) data for the Company's three retail stores and department totals for the ten seasonal stores.

Backlog and Seasonality:

The Company receives products, pays its suppliers and ships products throughout the year, although historically the majority of shipments have occurred in the second and third quarters of each year as retailers stock merchandise in anticipation of the winter holiday season. The Company continues to ship wholesale merchandise until mid-December each year. Accordingly, the Company's wholesale backlog typically is lowest at the beginning of January. As of December 29, 2001, Department 56 had unfilled wholesale orders of approximately $4.7 million compared to $4.6 million at December 30, 2000. All of the backlog is scheduled to be shipped to customers during the current fiscal year. Approximately 7% to 8% of the Company's total annual customer orders have been cancelled in each of the last three years for a number of reasons, including inventory shortages and customer credit considerations.

Department 56 historically experiences a significant seasonal pattern in its working capital requirements and operating results. During the first quarter of each of the last three years due to the timing of the wholesale trade shows early in the calendar year and retailers' desire for early product delivery of collectible products in particular, the Company has received approximately 61% to 68% of its annual wholesale orders for such year. The Company offers extended payment terms to many of its wholesale customers for seasonal merchandise. Accordingly, the Company collects a substantial portion of its accounts receivable for its wholesale customers in the fourth and first quarters. The Company can experience fluctuations in quarterly wholesale sales due to the timing of receipt of product from suppliers and subsequent shipment of product from the Company to wholesale customers, as well as the timing of orders placed by wholesale customers. Due to the seasonal pattern of shipping and accounts receivable collection, the Company generally has had greater working capital needs in its second and third quarters and has experienced greater cash availability in its fourth and first quarters. The Company typically finances its operations through net cash and marketable securities balances, internally generated cash flow and short-term seasonal borrowings. As a result of the Company's sales pattern, the Company has historically recorded a substantial portion of its wholesale revenues in its second and third quarters. In addition, the Company recognizes the majority of its retail sales in the fourth quarter during the peak holiday shopping season.

Trademarks and Other Proprietary Rights:

The Company owns 38 U.S. trademark registrations and has pending U.S. trademark applications with respect to certain of its logos and brand names. In addition, the Company from time to time registers selected trademarks in certain foreign countries.

Department 56 regards its trademarks and other proprietary rights as valuable assets and intends to maintain and renew its trademarks and their registrations and vigorously defend against infringement. The U.S. registrations for the Company's trademarks are currently scheduled to expire or be cancelled at various times between 2002 and 2011, but can be maintained and renewed provided that the marks are still in use for the goods and services covered by such registrations. The Company has historically renewed its trademarks and expects to continue to renew them in the future.

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

Restrictions on Imports:

The Company does not own or operate any manufacturing facilities and imports most of its products from manufacturers in the Pacific Rim, primarily the People's Republic of China, Taiwan and the Philippines. The Company also imports a small percentage of its products from sources in India, and occasionally from sources in Europe (primarily Germany, Poland and Czechoslovakia).

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

The Company's products are subject to customs duties and regulations pertaining to the importation of goods, including requirements for the marking of certain information regarding the country of origin on the Company's products. In its ordinary course of business, the Company may be involved in disputes with the U.S. Customs Service regarding the amount of duty to be paid, the value of merchandise to be reported or other customs regulations with respect to certain of the Company's imports, which may result in the payment of additional duties and/or penalties, or which may result in the refund of duties to the Company.

In fiscal 2001, approximately 87% of the Company's imports were manufactured in the People's Republic of China ("China"), and the Company anticipates that such percentage will hold constant or increase for the foreseeable future. China has joined the World Trade Organization and been accorded permanent "Normal Trade Relations" status by the U.S. government.

However, various commercial and legal practices widespread in China, including the handling of intellectual properties, as well as certain political and military actions taken or suggested by China, are under review by the U.S. government. China, moreover, has been designated a Country of Particular Concern ("CPC") pursuant to the International Religious Freedom Act of 1998 ("IRFA"). The IRFA enumerates several specific retaliatory actions which may be taken by the U.S. government, none of which the Company believes would have a material impact on its business. The IRFA, however, also accords the President broad discretion in fashioning other or additional actions and, due to the breadth of the presidential powers under the IRFA, the Company is unable to predict what, if any, action the President could consider taking in the future.

Accordingly, the ability to continue to conduct business with vendors located in China is subject to political uncertainties, the financial impact of which the Company is unable to estimate. To the extent China may have its exports or transaction of business with U.S. persons subject to political retaliation, the cost of Chinese imports could increase significantly and/or the ability to import goods from China may be materially impaired. In such an event, there could be an adverse effect on the Company until alternative arrangements for the manufacture of its products were obtained on economic, production and operational terms at least as favorable as those currently in effect.

Employees:

As of March 6, 2002, the Company had 353 full-time employees in the United States, eight in Canada and one in Taiwan. Of the total workforce, approximately 100 are engaged in wholesale sales representation throughout North America and 38 are associated with the Company's retail operations. The Company's 59 U.S.-based warehouse, shipping and receiving personnel employed as of that date are represented by Local Union No. 638 of the Teamsters under a contract that expires on December 31, 2004. The Company believes that its labor relations are good and has never experienced a work stoppage.

Environmental Matters:

The Company is subject to various federal, state and local laws and regulations governing the use, discharge and disposal of hazardous materials. Compliance with current laws and regulations has not had and is not expected to have a material adverse effect on the Company's financial condition. It is possible, however, that environmental issues may arise in the future that the Company cannot currently predict.

ITEM 2. PROPERTIES

The Company owns or leases buildings that contain approximately 688,800 square feet of floor space, as identified in the following table. The Company's primary corporate showroom, executive offices and creative center are located in Eden Prairie, Minnesota. The office building in Eden Prairie, Minnesota is owned by the Company and the remainder of the Company's facilities are leased. In addition, the Company leases space for approximately 370 seasonal stores and kiosks located throughout the U.S. and Canada during the peak holiday shopping season.

Facility	Location	Lease Expiration Date	Approximate Number of Square Feet

Executive Offices, Creative Center and Primary Corporate Showroom	Eden Prairie, MN	Company-owned facility	66,400
Warehouse and Distribution Facility	Rogers, MN	6-30-2010	333,700
Offices, Warehouse and Distribution Facility	Salt Lake City, UT	6-30-2002	54,400
Showroom	Atlanta, GA	12-31-2006	12,946
Showroom	Chicago, IL	11-30-2006	7,480
Showroom	Dallas, TX	1-31-2007	9,143
Showroom	Los Angeles, CA	12-31-2002	6,600
Showroom	New York, NY	12-31-2005	10,300
Showroom	Fairfax, VA	12-31-2003	4,300
Showroom	Bedford, MA	6-30-2004	1,800
Showroom	Columbus, OH	5-31-2009	2,485
Retail Store	Bloomington, MN	4-30-2009	10,200
Retail Store	Las Vegas, NV	10-31-2010	3,100
Retail Store	Anaheim, CA	3-31-2012	6,250

ITEM 3. LEGAL PROCEEDINGS

On September 14, 2000, Arthur Andersen LLP filed a lawsuit against the Company in The Fourth Judicial District, State of Minnesota alleging breach of contract in connection with computer system implementation work and seeking $0.6 million plus interest and legal costs. On March 1, 2001, the Company filed suit in The Circuit Court of Baltimore City, State of Maryland against Andersen Worldwide Société Coopérative and W. Robert Grafton alleging fraud, conspiracy, tortuous conduct and breach of contract in connection with the computer systems implementation work solicited and performed by Arthur Andersen LLP. On July 12, 2001, the Company dismissed all claims brought against W. Robert Grafton. On March 1, 2002, the Company received net proceeds (before taxes) of $11.0 million in settlement of all parties' claims.

On March 5 and March 9, 2001 lawsuits seeking unspecified compensatory damages were filed against the Company and its Chairwoman and Chief Executive Officer Susan E. Engel, in the United States District Court for the District of Minnesota purportedly on behalf of the class of persons who purchased Department 56 common stock during the period February 24, 1999 through April 26, 2000. The purported class action lawsuits allege the Company and its Chairwoman violated federal securities laws by making a series of false and misleading statements concerning the Company's financial statements. On August 29, 2001, the Court consolidated all the actions into In Re Department 56, Inc. Securities Litigation. Oral arguments are scheduled to be heard in connection with the Company's Motion to Dismiss on March 22, 2002. The Company has tendered a claim for coverage to the underwriters of its Directors and Officers Liability Insurance, and believes that such insurance will respond to the coverage claim net of a $250,000 deductible. The Company intends to defend this lawsuit vigorously, but the Company is unable to predict the outcome of these proceedings or to reasonably estimate the impact, if any, that the ultimate resolution of these matters will have on the Company's results of operations, financial position or cash flows.

In the ordinary course of its business, the Company is involved in various additional legal proceedings, claims and governmental audits, in addition to the above lawsuits. The Company believes it has meritorious defenses to all proceedings, claims and audits. While management cannot predict the eventual outcome of these proceedings, management believes the impact, if any, of these legal proceedings would not be material to the results of operations, financial position or cash flows of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the last quarter of the year ended December 29, 2001.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Department 56's common stock is currently traded on the New York Stock Exchange (NYSE) under the symbol "DFS." The table below sets forth the high and low sales prices as reported by the NYSE.

	High	Low

FISCAL 2001
First quarter	13.06	8.01
Second quarter	8.98	7.41
Third quarter	11.10	6.20
Fourth quarter	9.71	5.90
FISCAL 2000
First quarter	23.69	12.88
Second quarter	15.69	7.44
Third quarter	14.94	8.75
Fourth quarter	15.88	10.00

The Company has not declared or paid dividends on its Common Stock. The Company does not anticipate paying dividends in the foreseeable future. As a holding company, the ability of the Company to pay cash dividends will depend upon the receipt of dividends or other payments from its subsidiaries.

As of March 18, 2002, the number of holders of record of the Company's Common Stock was 984.

ITEM 6. SELECTED FINANCIAL DATA

FIVE-YEAR SUMMARY (In thousands, except per share amounts)
YEARS ENDED DECEMBER 29, 2001, DECEMBER 30, 2000, JANUARY 1, 2000, JANUARY 2, 1999, AND JANUARY 3, 1998

The following selected consolidated financial data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements and related Notes thereto, included elsewhere herein.

	December 29, 2001[1]	December 30, 2000[1]	January 1, 2000[1]	January 2, 1999[1]	January 3, 1998[1]

STATEMENTS OF INCOME
Net sales	$200,447	$234,058	$255,528	$251,153	$225,566
Cost of sales	89,845	109,522	113,475	108,570	100,110

Gross profit	110,602	124,536	142,053	142,583	125,456
Operating expenses:
Selling, general and administrative	68,589	74,166	61,542	56,648	49,772
Amortization of goodwill, trademarks and other intangibles	5,189	5,486	5,145	4,926	4,577

Total operating expenses	73,778	79,652	66,687	61,574	54,349

Income from operations	36,824	44,884	75,366	81,009	71,107
Other expense (income):
Interest expense	7,036	11,729	6,719	4,817	4,362
Gain on sale of aircraft[2]	–	–	–	–	(2,882)
Impairment and equity in losses of minority investment[3]	3,304	427	–	–	–
Other, net	(662)	(809)	(153)	(397)	(1,086)

Income before income taxes	27,146	33,537	68,800	76,589	70,713
Provision for income taxes	11,184	12,744	26,144	30,073	27,932

Net income	$15,962	$20,793	$42,656	$46,516	$42,781

Net income per common share – basic	$1.24	$1.47	$2.48	$2.49	$2.06
Net income per common share – assuming dilution	$1.24	$1.47	$2.45	$2.45	$2.05
BALANCE SHEET DATA
Working capital	$62,894	$65,581	$32,289	$29,276	$40,857
Total assets	279,821	277,808	287,108	233,283	259,695
Total debt	85,000	105,000	102,500	20,000	40,000
Total stockholders' equity[4]	156,747	140,575	152,924	178,735	186,655
1
The years ended January 2, 1999, January 1, 2000, December 30, 2000 and December 29, 2001 were 52-week periods, and the year ended January 3, 1998 was a 53-week period.

2
During December 1997, the Company exercised its purchase option under an aircraft lease agreement and subsequently sold the aircraft at its appraised value to a former officer of the Company for $8,567, recognizing a gain of $2,882.

3
During 2001, the Company recognized a $3.0 million impairment of the Company's minority investment in 2-Day Designs, Inc. given continued deterioration in the U.S. home furnishings market. The impairment charge taken reduced the carrying value of the Company's minority investment to zero.

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

	2001		2000		1999
	Dollars	Percent of Net Sales	Dollars	Percent of Net Sales	Dollars	Percent of Net Sales

Net sales	$200.4	100%	$234.1	100%	$255.5	100%
Gross profit	110.6	55	124.5	53	142.1	56
Selling, general and administrative expenses	68.6	34	74.2	32	61.5	24
Amortization of goodwill, trademarks and other intangibles	5.2	3	5.5	2	5.2	2
Income from operations	36.8	18	44.9	19	75.4	29
Interest expense	7.0	4	11.7	5	6.7	3
Other, net	2.6	1	(.4)	–	(.2)	–
Income before income taxes	27.1	14	33.5	14	68.8	27
Provision for income taxes	11.2	6	12.7	5	26.1	10
Net income	16.0	8	20.8	9	42.7	17
Net income per common share assuming dilution	1.24		1.47		2.45

COMPARISON OF RESULTS OF OPERATIONS 2001 TO 2000

Net Sales

Net sales decreased $33.7 million, or 14%, from $234.1 million in 2000 to $200.4 million in 2001. The decrease in sales was principally due to a decrease in wholesale sales to independent gift retailers ("wholesale customers"), partially offset by an increase in retail sales. The Company has enacted programs to curb the decline in wholesale sales experienced over the past two years including implementing new customer ordering and shipping programs. The Company is also strengthening its sales management team, working to refine its product development process, improving the gift and decorating appeal of its product, and broadening the seasonal coverage of its product lines in order to drive sales growth.

Wholesale sales decreased $50.1 million, or 22%, from $231.2 million in 2000 to $181.1 million in 2001. This decrease was due to lower volume sales to existing wholesale customers as well as sales to fewer wholesale customers in 2001 than in 2000. The decrease in customers was principally due to the problems experienced during the implementation of the Company's enterprise-wide computer system and an overall weakness in the economy which has forced some of the Company's customers to go out of business. The decrease in sales was partially offset by the impact of a customer appreciation discount that the Company offered on orders taken during the first quarter of 2000 and higher charges for product claims in 2000. Product claims have returned to normal levels during 2001. Wholesale sales of the Company's Village Series products decreased $39.9 million, or 27%, while sales of General Giftware products decreased $10.2 million, or 13% between the two periods. Village Series products represented 61% of the Company's sales during 2001 versus 65% during 2000.

Retail sales increased $16.5 million from $2.9 million in 2000 to $19.4 million in 2001 principally due to the Company's acquisition of Geppeddo during the third quarter of 2001 (see Note 8 to the Consolidated

Financial Statements). Geppeddo is a designer and specialty retailer of porcelain dolls, doll accessories and plush items, which are marketed under the brand name Geppeddo.® Retail sales also increased due to the Company opening its third "full-line" Department 56-branded retail store as well as testing ten Department 56-branded seasonal stores during the peak holiday shopping season.

Gross Profit

Gross profit as a percentage of net sales was 53% and 55% in 2000 and 2001, respectively. Excluding the impact of the customer appreciation discount and the higher charges for product claims, gross profit as a percent of sales would have been approximately 56% in 2000. The decrease in gross profit as a percentage of net sales during 2001 compared to this adjusted gross profit as a percentage of net sales for 2000 was primarily the result of higher charges recorded to provide for excess inventories and a shift in product mix toward general giftware as noted above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $5.6 million, or 8%, between 2000 and 2001. Selling, general and administrative expenses as a percentage of net sales was approximately 32% in 2000 and 34% in 2001. In 2000, the Company recorded higher than normal bad debt costs as a result of the problems experienced during the implementation of the Company's new enterprise-wide computer system beginning in early 1999, as previously communicated. Excluding the impact on net sales of the customer appreciation discount and the higher charges for product claims and the impact on selling, general and administrative expense from higher bad debt costs, selling, general and administrative expenses as a percentage of net sales would have been approximately 28% in 2000.

The increase in selling, general and administrative expenses as a percentage of net sales in 2001 compared to the adjusted percentage in 2000 is principally due to an increase in retail store operations resulting from the acquisition of Geppeddo, the Company opening its third retail store, consumer research and the testing of ten seasonal stores during the peak holiday shopping season. Retail net sales, which have higher selling, general and administrative expenses as a percentage of net sales than wholesale net sales, represented 10% of total net sales in 2001 compared to 1% in 2000. Selling, general and administrative expense as a percentage of net sales was also higher in 2001 due to the decrease in wholesale sales. Many of the Company's wholesale operating expenses such as rent and labor do not vary directly with net sales. As a result, wholesale operating expenses were not reduced proportionately with the decrease in wholesale net sales.

Income from Operations

Income from operations decreased $8.1 million, or 18%, from 2000 to 2001 due to the factors described above. Operating margins decreased from 19% of net sales in 2000 to 18% of net sales in 2001. Excluding the impact of the customer appreciation discount and the higher charges for product claims and bad debts, income from operations would have been approximately 26% of net sales in 2000.

Interest Expense

Interest expense decreased $4.7 million, or 40%, between 2000 and 2001 principally due to decreased borrowings under the Company's credit facilities as a result of improved cash collections, lower inventory balances, and higher cash balances at the beginning of 2001. Interest expense also decreased due to lower interest rates paid by the Company in 2001.

Other, net

Other expense increased $3.0 million from 2000 to 2001 principally due to a $3.0 million impairment of the Company's minority investment in 2-Day Designs, Inc. given continued deterioration in the U.S. home furnishings market. The impairment charge recorded reduces the carrying value of the Company's minority investment to zero. The Company has not guaranteed any debt obligations of 2-Day Designs, Inc.

Provision for Income Taxes

The effective income tax rate was 38% and 41% during 2000 and 2001, respectively. The effective income tax rate in 2001 was higher primarily because the Company recognized no tax benefit associated with its impairment charge of 2-Day Designs, Inc. (see Note 5 to the Consolidated Financial Statements). This increase was partially offset by a $1.0 million tax benefit that the Company recorded related to prior year tax accruals that were no longer needed.

COMPARISON OF RESULTS OF OPERATIONS 2000 TO 1999

Net Sales

Net sales decreased $21.4 million, or 8%, from $255.5 million in 1999 to $234.1 million in 2000. The decrease in sales was principally due to a decrease in sales volume of approximately $12.6 million, or 5%, the impact of a customer appreciation discount that the Company offered on orders taken during the first quarter of 2000 of approximately $6.3 million, or 2%, and an increase in the amount provided for product claims. The increase in the amount provided for product claims was primarily the result of a $6.5 million charge taken during the first quarter of 2000. The offer of the customer appreciation discount to affirm returning customer relationships and the $6.5 million charge taken for returned product were each a result of the problems experienced during the implementation of the Company's new enterprise-wide information system beginning in early 1999, as previously communicated. Sales of Village Series products decreased $17.9 million, or 11%, while sales of General Giftware products decreased $3.5 million, or 4% between the two periods. Village Series products represented 65% of the Company's sales in 2000 versus 67% in 1999.

Gross Profit

Gross profit as a percentage of net sales was 56% and 53% in 1999 and 2000, respectively. Excluding the impact of the customer appreciation discount and the increase in the amount provided for product claims, gross profit as a percent of sales would have been approximately 56% during both 1999 and 2000.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $12.6 million, or 21%, between 1999 and 2000. The increase is principally due to an increase in the amount provided for bad debts, an increase in depreciation and expenses related to the Company's continued investment in its business-to-business internet site and its new distribution center, an increase in expenses related to the Company's launching of its new business-to-business extranet, and an increase in other administrative expenses. The increase in the provision for bad debts was primarily due to a $5.5 million charge taken during the first quarter of 2000 as a result of the problems experienced during the implementation of the Company's new enterprise-wide information system beginning in early 1999, as previously communicated. These increases were principally offset by a decrease in marketing expense, a decrease in commission expense, and acquisition costs existing in 1999 but not in 2000. Selling, general and administrative expenses as a percentage of sales was 24% and 32% during 1999 and 2000, respectively. Excluding the impact of the customer appreciation discount and increased provisions for returned product and bad debts, selling, general and administrative expenses as a percentage of sales would have been approximately 28% in 2000.

Income from Operations

Income from operations decreased $30.5 million, or 40%, from 1999 to 2000 due to the factors described above. Operating margins decreased from 29% of net sales in 1999 to 19% of net sales in 2000. Excluding the impact of the customer appreciation discount and the increased provisions for product claims and bad debts, income from operations would have been 26% of net sales in 2000.

Interest Expense

Interest expense increased $5.0 million, or 75%, between 1999 and 2000 principally due to increased borrowings under the Company's credit facilities in 2000 and increased interest rates paid by the Company. Additional borrowings were required as a result of slower cash collections and share repurchases.

Provision for Income Taxes

The effective income tax rate was 38.0% during 1999 and 2000.

SEASONALITY

Historically, due to the timing of wholesale trade shows early in the calendar year, the Company has received the majority of its total annual wholesale customer orders during the first quarter of each year. The Company entered 61% and 68% of its total net annual wholesale customer orders during 2001 and 2000, respectively, during the first quarter of each of those years. Cancellations of total annual wholesale customer orders were approximately 8% and 7% in 2001 and 2000, respectively. Orders not shipped in a particular year, net of cancellations, are carried into backlog for the following year and have historically been orders for Spring and Easter products. The Company's backlog of wholesale customer orders was $4.7 million and $4.6 million at December 29, 2001 and December 30, 2000, respectively.

The Company receives products, pays its suppliers and ships products throughout the year, although historically the majority of wholesale shipments occur in the second and third quarters as retailers stock merchandise in anticipation of the holiday season. As a result of this seasonal pattern, the Company generally records its highest wholesale sales during the second and third quarters of each year. However, the Company can experience fluctuations in quarterly wholesale sales and related net income compared with the prior year due to the timing of receipt of product from suppliers and subsequent shipment of product from the Company to wholesale customers, as well as the timing of orders placed by wholesale customers. In addition, the Company recognizes the majority of its retail sales in the fourth quarter during the peak holiday shopping season. The Company is not managed to maximize quarter-to-quarter results, but rather to achieve annual objectives designed to achieve long-term growth consistent with the Company's business strategy.

	2001					2000
	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	Total	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	Total
Wholesale customer orders entered[1]	$110.4	$50.7	$20.3	$1.0	$182.4	$162.4	$48.1	$28.8	$0.4	$239.7
Net sales – wholesale	28.7	54.3	58.5	39.5	181.0	42.8	59.7	71.5	57.2	231.2
Net sales – retail	0.4	0.9	1.6	16.5	19.4	0.2	0.3	0.5	1.9	2.9
Net sales – total	29.1	55.2	60.1	56.0	200.4	43.0	60.0	72.0	59.1	234.1
Gross profit	15.8	31.3	33.0	30.5	110.6	21.4	33.5	40.3	29.3	124.5
Selling, general and administrative expenses	14.8	15.3	16.6	21.9	68.6	23.2	16.1	16.2	18.7	74.2
Amortization of goodwill, trademarks and other intangibles	1.4	1.3	1.3	1.2	5.2	1.4	1.4	1.4	1.4	5.5
(Loss) income from operations	(0.4)	14.7	15.2	7.4	36.8	(3.1)	16.1	22.7	9.2	44.9
Net (loss) income	(1.4)	8.0	6.5	2.9	16.0	(3.2)	8.3	12.0	3.6	20.8
Net (loss) income per common share assuming dilution[2]	(.11)	.62	.50	.22	1.24	(0.21)	0.58	0.85	0.28	1.47
1
Customer orders entered are orders received and approved by the Company, net of any cancellation for various reasons including credit considerations, inventory shortages, and customer requests.

2
See Note 11 to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities decreased $4.7 million, or 8%, from $61.6 million in 2000 to $56.9 million in 2001 principally due to the decrease in net sales which resulted in a decrease in net income in 2001 and higher cash collections in 2000 as a result of the higher than normal accounts receivable balances at the end of 1999. This decrease was partially offset by an increase in cash due to lower inventory and higher payable balances in 2001.

Consistent with customary practice in the giftware industry, the Company offers extended accounts receivable terms to many of its wholesale customers. This practice has typically created significant working capital requirements in the second and third quarters for which the Company has generally financed with internally generated cash flow and seasonal borrowings. The Company's cash and cash equivalents balances peak during the first quarter of the subsequent year, following the collection of accounts receivable with extended payment terms due in November and December.

Accounts receivable, net of reserves, which principally consists of wholesale trade receivables, decreased by 36%, from $37.0 million at December 30, 2000 to $23.6 million at December 29, 2001. The decrease in accounts receivable was principally due to a decrease in wholesale sales from 2000 to 2001 and improved cash collections. Management believes there is adequate provision for any doubtful accounts receivable and product claims that may arise.

Inventories decreased from $15.7 million at December 30, 2000 to $11.2 million at December 29, 2001. The decrease in inventories was principally due to additional write-downs related to excess inventories and the Company's initiative to reduce inventory levels through better inventory planning and more efficient product flow through the Company's distribution center. The decrease in inventory was partially offset by $2.8 million of additional inventory on hand at the end of 2001 as a result of the Geppeddo acquisition.

Capital expenditures were $2.9 million, $7.1 million and $16.3 million in 2001, 2000 and 1999, respectively. Capital expenditures in 2000 and 1999 included $3.3 million and $7.7 million, respectively, for information systems principally related to the Company's implementation of its integrated computer systems. The Company expects capital expenditures in 2002 to be at or below its 2002 depreciation.

During the third quarter of 2001, the Company completed its $9.7 million acquisition of Geppeddo, a privately held designer, importer and specialty retailer based in Salt Lake City whose products, primarily porcelain dolls, doll accessories and plush items, are marketed under the brand name Geppeddo.® The Geppeddo business operates customized kiosks located in approximately 360 major malls and shopping centers throughout the United States and Canada during the peak holiday shopping season. The acquisition gives the Company additional differentiated and branded products, and access to a new channel of distribution. The high quality and creativity of Geppeddo's products and strength of the Geppeddo® brand complement the reputation of Department 56 for quality, branded product lines. The Company sees the potential to expand upon this brand and distribution channel with new concepts designed to enhance and lengthen the selling season of the acquired business. The founders and entire management team of the acquired business are continuing in their positions. Revenue generated by Geppeddo in 2001 was approximately $12.0 million since the acquisition date. The selling shareholders of the acquired business have the ability to earn up to an additional $12.0 million of cash consideration if certain pre-specified financial performance measures are attained as measured annually over a three-year period concluding February 29, 2004.

During January 2000, the Company completed a $4.0 million strategic minority investment in 2-Day Designs, Inc., a manufacturer and marketer of high quality accent furniture and wooden accessories sold primarily through furniture, home furnishings, and catalog retailers principally in the United States. The transaction was accounted for under the equity method of accounting. During the quarter ended September 29, 2001, the Company recognized a $3.0 million impairment of the Company's minority investment in 2-Day Designs, Inc. given continued deterioration in the U.S. home furnishings market. The impairment charge recorded reduced the carrying value of the Company's minority investment to zero. The Company has not guaranteed any debt obligations of 2-Day Designs, Inc.

During 1999, the Company acquired substantially all of the assets of the independent sales representative organizations that represented the Company's products in Massachusetts and several other eastern states, Minnesota and several other midwestern states, and Texas and several surrounding southern states. The cost of these acquisitions was $4.0 million.

In April 1999, the Company executed a lease for a new distribution center in Minnesota. The lease provides for a 10-year term, with options to renew the lease, as well as to expand and/or acquire the facility. During 2000, the Company consolidated its two existing distribution centers and storage facility into the new distribution center. Estimated costs of $0.9 million were recorded in 1999 related to noncancelable lease contracts associated with the existing rented facilities.

In 2000, the Company repurchased 2.4 million shares at an average price of $14 per share. No shares were repurchased in 2001. Since January 1997, the Company has repurchased a total of 9.2 million shares. The Company had no remaining authorization from the Board of Directors to repurchase any additional shares at the end of 2001.

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

During the first quarter of 2000, the Company borrowed an additional $90 million of term debt under its term loan facility which brought the total outstanding term debt to $150 million as of April 1, 2000. During the second quarter of 2000, the Company prepaid $45 million of term debt which cannot be reborrowed and included the $22.5 million payment due March 2001. During the first quarter of 2001, the Company prepaid $20 million of term debt under its term loan facility. As of December 29, 2001, the total term debt outstanding was $85 million. The Company's remaining term debt requires annual amortization payments of $0.9 million, $32.4 million, and $51.7 due March 2002, 2003, and 2004, respectively. The Company's borrowing capacity under the revolving credit facility as of December 29, 2001 was $30.0 million and will fluctuate during 2002 based on accounts receivable and inventory levels.

The Company believes that its internally generated cash flow and seasonal borrowings under the revolving credit facility will be adequate to fund operations and capital expenditures for the next 12 months.

CREDIT, RETURN AND OTHER CRITICAL ACCOUNTING POLICIES

The Company has credit policies that establish specific criteria related to creditworthiness that its customers must meet prior to the shipment of product to the customer. The Company periodically makes limited and selective exceptions to its policy of not shipping to customers with overdue balances when the particular customer has met specific criteria which are indicative of a wherewithal to pay their past due and future balances.

The Company does not accept returns from wholesale customers without its prior authorization. Returns are typically accepted only for damaged or defective goods, or for pricing or shipping discrepancies. The Company reserves the right to refuse authorization of any returns and to discard any unauthorized returns. If the Company accepts an unauthorized return or if a return is the result of a customer error, the wholesale customer may be subject to a 20% handling charge. The Company reserves the right to cancel open orders or backorders for those wholesale customers who abuse or excessively use return privileges.

The Company believes that the selection and application of its accounting policies are appropriately reasoned. The following are the accounting policies that management believes require the most difficult, subjective or complex judgments about matters that are inherently uncertain.

Sales Returns – An allowance is established for expenses and losses related to possible returns of product. The amount of the allowances is based on historical ratios of returns to sales, the historical average length of time between the sale and the return, and other factors. Changes in customers' behavior versus historical experience or changes in the Company's return policies are among the factors that would result in materially different amounts for this item.

Inventory Valuation – Inventory is written down for estimated surplus and discontinued inventory items. The amount of the reserve is determined by analyzing historical and projected sales information, plans for discontinued products and other factors. Changes in sales volumes due to unexpected economic or competitive conditions are among the factors that would result in materially different amounts for this item.

Allowance for Doubtful Accounts – An allowance is established for estimated uncollectible accounts receivable. The required allowance is determined by reviewing customer accounts and making estimates of amounts that may be uncollectible. Factors considered in determining the amount of the reserve include the age of the receivable, the financial condition of the customer, general business, economic and political conditions, and other relevant facts and circumstances. Unexpected changes in the aforementioned factors would result in materially different amounts for this item.

RECENT DEVELOPMENTS

On March 1, 2002, the Company received net proceeds (before taxes) of $11.0 million in settlement of its litigation with Andersen Worldwide Société Coopérative and W. Robert Grafton. See discussion in Legal Proceedings under Item 3.

RECENT ACCOUNTING PRONOUNCEMENTS

On June 29, 2001, the Financial Accounting Standards Board (FASB) approved for issuance Statement of Financial Accounting Standard (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Intangible Assets. Major provisions of these Statements are as follows: all business combinations initiated after June 30, 2001 must use the purchase method of accounting; the pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001; intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability; goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually, except in certain circumstances, and whenever there is an impairment indicator; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting. In general, impairment testing will entail a comparison of the fair value of a reporting unit with its carrying value including goodwill. These statements are effective for fiscal years beginning after December 15, 2001, at which time goodwill will no longer be subject to amortization.

As of December 29, 2001, the Company had net goodwill of $138.6 million. Goodwill amortization expense recorded during fiscal year 2001 was $4.4 million.

Based on a preliminary review of the new standard, management believes the Company will record a goodwill impairment charge upon adoption, and that the amount of such charge will likely be significant in relation to the Company's unamortized goodwill balance. However, the Company has not completed its evaluation to determine the exact amount of such a charge. Such impairment charge will be recorded as a cumulative effect of a change in accounting principle and therefore will not affect operating income. Also, the Company believes this charge will not meaningfully affect the financial covenant calculations under the Company's credit agreement.

See Note 1 to the Consolidated Financial Statements for a more complete discussion of new accounting standards.

FOREIGN EXCHANGE

Approximately 97% of the Company's sales in 2001 were denominated in United States dollars and, as a result, were not subject to changes in exchange rates. Approximately 3% of the Company's sales were denominated in foreign currencies which were subject to changes in exchange rates.

The Company imports its product from manufacturers located in the Pacific Rim, principally China. Although the Company generally pays for its product in United States dollars, the cost of such product may fluctuate with the value of the Chinese currency because the purchase price paid to the Company's vendors in United States dollars would be worth more or less in the Chinese currency. As a result, the Company's costs could be adversely affected if the Chinese currency appreciates significantly relative to the United States dollar. Conversely, its costs would be favorably affected if the Chinese currency depreciates significantly relative to the United States dollar. In addition, the Company purchased less than 2% of its product from Taiwan (Republic of China) in 2001. These purchases were denominated in New Taiwan Dollars and were subject to changes in exchange rates.

The Company, from time to time, will enter into foreign exchange contracts or build foreign currency deposits as a partial hedge against currency fluctuations. The Company did not enter into any foreign exchange contracts nor have any foreign exchange contracts outstanding in fiscal 2000 and 2001.

EFFECT OF INFLATION

The Company continually attempts to minimize any effect of inflation on earnings by controlling its operating costs and selling prices. During the past few years, the rate of inflation has been low and has not had a material impact on the Company's results of operations.

FACTORS AFFECTING FUTURE EARNINGS

On February 20, 2002, the Company issued a press release stating in relevant part: "The Company intends to provide an outlook for fiscal 2002 in conjunction with its release of first quarter 2002 financial results in April. Information on its wholesale orders received during the first quarter of 2002 will also be disclosed at that time. For the last several years the Company has released wholesale order information in February in conjunction with its reporting of prior year results. However, as described below, the Company has implemented certain customer ordering programs that management believes will materially change the timing of customer orders. As a result, the comparability of customer orders to prior year levels through mid-February does not provide a sufficiently accurate guideline for the Company to provide investors with an outlook for 2002 at this time."

The press release further stated: "During 2001 the Company performed extensive research within its core customer base of gift and collectible stores. In response to this feedback, the Company has designed and implemented new ordering, sales, marketing and operational programs designed to improve the quality of service to its customers. One of the significant objectives of these programs is to guarantee customers a specific time frame for delivery of product based upon the month in which the customer orders. These programs will alter the timing of customer orders within the first quarter and, to a lesser extent, throughout the year."

Over the past two years, the Company's principal customers have decreased by approximately 4,000, or 23%. Similarly, customers who sell the Company's Village Series and/or Snowbabies products have decreased by approximately 850, or 14%. The Company believes the decrease in customers and related decrease in sales is due to several factors including: the problems experienced during the implementation of the Company's enterprise-wide computer system, and an overall weakness in the economy which has forced some of the Company's customers to go out of business. The Company has enacted programs to curb the decline in customers and wholesale sales experienced over the past two years including implementing new customer ordering and shipping programs. The Company is also strengthening its sales management team, working to refine its product development process, improving the gift and decorating appeal of its product, and broadening the seasonal coverage of its product lines to drive sales growth.

The federal securities laws provide "safe harbor" status to certain statements that go beyond historical information and may provide an indication of future results. Any conclusions or expectations expressed in, or drawn from, the statements in the press release or throughout this annual report concerning matters that are not historical corporate financial results are "forward-looking statements" that involve risks and uncertainties.

The Company's sales, gross margin, earnings and earnings per share can be significantly impacted by many factors including consumer acceptance of new products; product development efforts; identification and retention of sculpting and other talent; shift in product mix; completion of third-party product manufacturing; retailer reorders and order cancellations; the volume, number, mix and timing of retailers' orders, retailer inventory policies, and the Company's ability to forecast and fulfill changes in anticipated product demand; control of operating expenses; collection of accounts receivable; changes in freight rates; changes in foreign exchange rates, corporate cash flow application, including share repurchases; cost of debt capital; functionality of information, operating and distribution systems; identification, completion and results of acquisitions, investments, and other strategic business initiatives; capital expenditures and depreciation, and the timing thereof; grants of stock options or other equity equivalents; actual or deemed exercises of stock options; industry, general economic, regulatory, transportation, and international trade and monetary conditions; and actions of competitors. Actual results may vary materially from forward-looking statements and the assumptions on which they are based. The Company undertakes no obligation to update or publish in the future any forward-looking statements.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's market risks relate primarily to changes in interest rates and currency exchange rates. The first component of the Company's interest rate risk relates to its debt outstanding. At December 29, 2001, the Company had $85.0 million outstanding under its credit facility, which bears interest at variable rates. Because this facility carries a variable interest rate, the Company's results of operations and cash flows will be exposed to changes in interest rates. Based on December 29, 2001 borrowing levels, a 1% increase or decrease in current market interest rates would have an impact of approximately $0.9 million.

The second component of the Company's interest rate risk involves the short-term investment of excess cash. Excess cash flow is typically invested in high-quality fixed income securities issued by banks, corporations and the U.S. government; municipal securities; and overnight repurchase agreements backed by U.S. government securities. These securities are classified as cash equivalents on the Company's balance sheet. At December 29, 2001, the Company's cash balance was approximately $48.1 million. Earnings from cash equivalents were approximately $0.7 million for the fifty-two weeks ended December 29, 2001. Based on the December 29, 2001 cash balance, a 1% increase or decrease in current market interest rates would have an impact of approximately $0.4 million.

Approximately 3% of the Company's sales and less than 2% of the Company's product purchases in fiscal year 2001 were denominated in a foreign currency. Based on these sales and product purchases, a 10% increase or decrease in the foreign currency exchange rates would have an impact of less than $1 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Consolidated Financial Statements on page F-1 herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this Item is included in the 2002 Proxy Statement in the sections captioned "Item 1 – Election of Directors – Nominees for Terms Ending at the 2003 Annual Meeting of Stockholders" and "Biographical Information Regarding Executive Officers," and such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this Item is included in the 2002 Proxy Statement in the section captioned "Further Information Concerning the Board of the Directors and Committees – Compensation Committee Interlocks and Insider Participation" and "– Director Compensation" and in the section captioned "Compensation of Executive Officers" (other than the subsection thereof captioned "Compensation Committee and Stock Incentive Committee Report on Executive Compensation" and "Performance Graph"), and such information (other than the subsections thereof captioned "Compensation Committee Report on Executive Compensation" and "Performance Graph") is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this Item is included in the 2002 Proxy Statement in the section captioned "Security Ownership of Certain Beneficial Owners and Management," and such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

The Exhibits, and other documents filed as part of this Annual Report on Form 10-K, including those exhibits which are incorporated by reference herein, are:

Page

(a)	1.	Financial Statements
		Independent Auditors' Report	F-1
		Consolidated Balance Sheets as of December 29, 2001 and December 30, 2000	F-2
For the years ended December 29, 2001, December 30, 2000, and January 1, 2000:
		Consolidated Statements of Income	F-3
		Consolidated Statements of Cash Flows	F-4
		Consolidated Statements of Stockholders' Equity	F-5
		Notes to Consolidated Financial Statements	F-6
	2.	Financial Statement Schedule
		II. Valuation and Qualifying Accounts	S-1
All other schedules have been omitted because they are not applicable.
	3.	Exhibits

Exhibits required in connection with this Annual Report on Form 10-K are listed below.

Exhibit	Description

3.1	Restated Certificate of Incorporation of the Company. (Incorporated herein by reference to Exhibit 3.1 of Registrant's Quarterly Report on Form 10-Q for the quarter ended July 3, 1993. SEC File No. 1-11908.)
3.2	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of the Company. (Incorporated herein by reference to Exhibit 1.1 of Registrant's Amendment No. 1, dated May 12, 1997, to Registration Statement on Form 8-A, dated April 23, 1997. SEC File No. 1-11908.)
3.3	Restated By-Laws of the Company. (Incorporated herein by reference to Exhibit 3.2 of Registrant's Registration Statement on Form S-1, No. 33-61514 and to Exhibits 1 and 2 of Registrant's Current Report on Form 8-K dated February 15, 1996. SEC File No. 1-11908.)
4.1	Specimen Form of Company's Common Stock Certificate. (Incorporated herein by reference to Exhibit 4.1 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994. SEC File No. 1-11908.)
4.2	Rights Agreement (including Exhibits A, B and C thereto), dated as of April 23, 1997, between the Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent. (Incorporated herein by reference to Exhibit 1 of Registrant's Registration Statement on Form 8-A, dated April 23, 1997. SEC File No. 1-11908.)
4.3	First Amendment, dated as of March 13, 1998, to Rights Agreement between the Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent. (Incorporated herein by reference to Exhibit 1 to Registrant's Amendment No. 2, dated March 16, 1998, to Registration Statement on Form 8-A, dated April 23, 1997. SEC File No. 1-11908.)
4.4	Amendment No. 2 to Rights Agreement, dated as of February 25, 1999, between the Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent. (Incorporated herein by reference to Exhibit 99.2 of Registrant's Current Report on Form 8-K dated February 26, 1999. SEC File No. 1-11908.)
10.1	Department 56, Inc. 1992 Stock Option Plan. (Incorporated herein by reference to Exhibit 10.1 of Registrant's Registration Statement on Form S-1, No. 33-61514.)†
10.2	Form of Stock Option Agreement in connection with the 1992 Stock Option Plan. (Incorporated herein by reference to Exhibit 10.2 of Registrant's Registration Statement on Form S-1, No. 33-61514.) †
10.3	Form of Outside Directors Stock Option Agreement. (Incorporated herein by reference to Exhibit 10.3 of Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1998. SEC File No. 1-11908.)†

10.4	Lease Agreement dated April 14, 1999 between D 56, Inc. and Ryan Companies US, Inc. pertaining to the Rogers warehouse and distribution facility. (Incorporated herein by reference to Exhibit 10.4 of Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 2000. SEC File No. 1-11908.)
10.5	Guaranty of Lease dated April 14, 1999 between the Company and Ryan Companies US, Inc. pertaining to the Rogers warehouse and distribution facility. (Incorporated herein by reference to Exhibit 10.5 of Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 2000. SEC File No. 1-11908.)
10.6	Credit Agreement, dated as of March 19, 1999 among the Company, the Banks parties thereto, ABN Amro Bank N.V. and The First National Bank of Chicago, as documentation agents, U.S. Bank National Association, as managing agent, and The Chase Manhattan Bank, as administrative agent. (Incorporated herein by reference to Exhibit 10.7 of Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1999. SEC File No. 1-11908.)
10.7	First Amendment to the Credit Agreement, dated as of January 27, 2000 among the Company, the Banks parties thereto, ABN Amro Bank N.V. and Bank One NA, as documentation agents, U.S. Bank National Association, as managing agent, and The Chase Manhattan Bank, as administrative agent. (Incorporated herein by reference to Exhibit 10.7 of Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 2000. SEC File No. 1-11908.)
10.8	Guarantee and Collateral Assignment, dated as of March 19, 1999, by the Company and certain of its direct or indirect subsidiaries in favor of The Chase Manhattan Bank. (Incorporated herein by reference to Exhibit 10.8 of Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1999. SEC File No. 1-11908.)
10.9	Form of Indemnification Agreement between the Company and its directors and executive officers. (Incorporated herein by reference to Exhibit 10.24 of Registrant's Registration Statement on Form S-1, No. 33-61514.)
10.10	Department 56, Inc. 1993 Stock Incentive Plan.†*
10.11	Department 56, Inc. 1995 Stock Incentive Plan.†*
10.12	Department 56, Inc. 1997 Stock Incentive Plan.†*
10.13	Form of Executive Stock Option Agreement in connection with Department 56, Inc. 1993 Stock Incentive Plan, Department 56, Inc. 1995 Stock Incentive Plan, and Department 56, Inc. 1997 Stock Incentive Plan. (Incorporated herein by reference to Exhibit 10.13 of Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 2000. SEC File No. 1-11908.)†
10.14	Form of Performance – Accelerated Vesting Stock Option Agreement in connection with Department 56, Inc. 1993, 1995 and 1997 Stock Incentive Plans. (Incorporated herein by reference to Exhibit 10.14 of Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 2000. SEC File No. 1-11908.)†
10.15	Forms of Letter Agreement between the Company and its executive officers.†*
10.16	Form of Department 56, Inc. Restricted Stock Agreement.†*
10.17	Form of Department 56, Inc. 2001 Non-Officer Stock Option Plan.†*
10.18	Department 56, Inc. Annual Cash Incentive Program.†*
10.19	Asset Purchase Agreement By and Among Department 56, Inc., Axis Holdings Corporation, Axis Corporation, All Shareholders of Axis Corporation, and Kirk Willey in the Capacity of Shareholders' Representative.†*
21.1	Subsidiaries of the Company.*
23.1	Independent Auditors' Consent.*

†
Management contract or compensatory plan.
*
Filed herewith.

(b)
Reports on Form 8-K

The Company filed Form 8-K dated October 19, 2001 containing a press release and financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEPARTMENT 56, INC.
Date: March 28, 2002	By:	/s/ SUSAN E. ENGEL Susan E. Engel Chairwoman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity in which signed	Date

/s/ SUSAN E. ENGEL Susan E. Engel	Chairwoman of the Board and Chief Executive Officer (Principal Executive Officer)	March 28, 2002
/s/ GREGG A. PETERS Gregg A. Peters	Managing Director of Finance and Principal Accounting Officer (Principal Accounting Officer)	March 28, 2002
/s/ JAMES E. BLOOM James E. Bloom	Director	March 28, 2002
/s/ MICHAEL R. FRANCIS Michael R. Francis	Director	March 28, 2002
/s/ STEWART M. KASEN Stewart M. Kasen	Director	March 28, 2002
/s/ GARY S. MATTHEWS Gary S. Matthews	Director	March 28, 2002
/s/ STEVEN G. ROTHMEIER Steven G. Rothmeier	Director	March 28, 2002
/s/ VIN WEBER Vin Weber	Director	March 28, 2002

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders of
    Department 56, Inc.:

We have audited the consolidated balance sheets of Department 56, Inc. and subsidiaries (the Company) as of December 29, 2001 and December 30, 2000 and the related consolidated statements of income, cash flows, and stockholders' equity for the years ended December 29, 2001, December 30, 2000, and January 1, 2000. Our audit also included the financial statement schedule listed in the Index at Item 14. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 29, 2001 and December 30, 2000 and the results of its operations and cash flows for the years ended December 29, 2001, December 30, 2000, and January 1, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP

Minneapolis, Minnesota
February 22, 2002
(March 1, 2002 as to the first paragraph of Legal Proceedings of Note 6)

DEPARTMENT 56, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
 (In thousands, except per share amounts)
AS OF DECEMBER 29, 2001 AND DECEMBER 30, 2000

	2001	2000

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$48,088	$23,698
Accounts receivable, net of allowances of $11,942 and $19,591, respectively	23,584	36,994
Inventories	11,151	15,650
Deferred taxes	7,318	10,104
Other current assets	4,010	3,638

Total current assets	94,151	90,084
PROPERTY AND EQUIPMENT, net	29,749	31,796
GOODWILL, net of accumulated amortization of $38,708 and $34,402, respectively	138,640	135,034
TRADEMARKS AND OTHER INTANGIBLES, net of accumulated amortization of $5,787 and $5,030, respectively	15,323	15,575
OTHER ASSETS	1,958	5,319

	$279,821	$277,808

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$900	$–
Accounts payable	10,811	7,866
Accrued compensation and benefits	7,428	6,402
Income taxes payable	8,626	6,795
Other current liabilities	3,492	3,440

Total current liabilities	31,257	24,503
DEFERRED TAXES	7,717	7,730
LONG-TERM DEBT	84,100	105,000
COMMITMENTS AND CONTINGENCIES (Note 6)
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; authorized 20,000 shares; no shares issued
Common stock, $.01 par value; authorized 100,000 shares; issued 22,063 and 21,990 shares, respectively	221	220
Additional paid-in capital	50,655	50,019
Unearned compensation – restricted shares	(427)	–
Treasury stock, at cost; 9,166 shares	(216,636)	(216,636)
Retained earnings	322,934	306,972

Total stockholders' equity	156,747	140,575

	$279,821	$277,808

See notes to consolidated financial statements.

DEPARTMENT 56, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
 (In thousands, except per share amounts)
YEARS ENDED DECEMBER 29, 2001, DECEMBER 30, 2000, AND JANUARY 1, 2000

	2001	2000	1999

NET SALES	$200,447	$234,058	$255,528
COST OF SALES	89,845	109,522	113,475

Gross profit	110,602	124,536	142,053
OPERATING EXPENSES:
Selling, general and administrative	68,589	74,166	61,542
Amortization of goodwill, trademarks and other intangibles	5,189	5,486	5,145

Total operating expenses	73,778	79,652	66,687

INCOME FROM OPERATIONS	36,824	44,884	75,366
OTHER EXPENSE (INCOME):
Interest expense	7,036	11,729	6,719
Impairment and equity in losses of minority investment	3,304	427	–
Other, net	(662)	(809)	(153)

INCOME BEFORE INCOME TAXES	27,146	33,537	68,800
PROVISION FOR INCOME TAXES	11,184	12,744	26,144

NET INCOME	$15,962	$20,793	$42,656

NET INCOME PER COMMON SHARE	$1.24	$1.47	$2.48

NET INCOME PER COMMON SHARE ASSUMING DILUTION	$1.24	$1.47	$2.45

See notes to consolidated financial statements.

DEPARTMENT 56, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands)
YEARS ENDED DECEMBER 29, 2001, DECEMBER 30, 2000, AND JANUARY 1, 2000

	2001	2000	1999

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,962	$20,793	$42,656
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,873	5,168	4,189
Gain on sale of assets	(62)	–	–
Impairment and equity in losses of minority investment	3,304	427	–
Amortization of goodwill, trademarks and other intangibles	5,189	5,486	5,145
Amortization of deferred financing fees	385	382	269
Compensation expense – restricted shares	152	–	–
Deferred taxes	2,773	243	(1,836)
Changes in assets and liabilities:
Accounts receivable	13,488	28,586	(39,410)
Inventories	5,102	251	2,386
Other assets	(797)	926	(2,607)
Accounts payable	2,659	(1,843)	(1,391)
Commissions payable	287	(323)	(2,549)
Other current liabilities	2,568	1,499	990

Net cash provided by operating activities	56,883	61,595	7,842
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,906)	(7,109)	(16,345)
Proceeds from sale of assets	142	–	–
Acquisitions	(9,729)	(4,000)	(3,970)

Net cash used in investing activities	(12,493)	(11,109)	(20,315)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of common stock options	–	66	1,170
Borrowings on revolving credit agreement	35,000	64,500	94,500
Principal payments on revolving credit agreement	(35,000)	(107,000)	(52,000)
Purchases of treasury stock	–	(33,316)	(70,018)
Proceeds from issuance of long-term debt	–	90,000	40,000
Principal payments on long-term debt	(20,000)	(45,000)	–

Net cash (used in) provided by financing activities	(20,000)	(30,750)	13,652

NET INCREASE IN CASH AND CASH EQUIVALENTS	24,390	19,736	1,179
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	23,698	3,962	2,783

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$48,088	$23,698	$3,962

See notes to consolidated financial statements.

DEPARTMENT 56, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
 (In thousands)
YEARS ENDED DECEMBER 29, 2001, DECEMBER 30, 2000, AND JANUARY 1, 2000

	Common Stock
			Additional Paid-in Capital	Unearned Compensation Restricted Shares			Total Stockholders' Equity
					Treasury Stock	Retained Earnings
	Shares	Amount

BALANCE AS OF JANUARY 2, 1999	18,023	$219	$48,295	$–	$(113,302)	$243,523	$178,735
Net income						42,656	42,656
Shares issued upon the exercise of common stock options	60	1	1,439				1,440
Shares repurchased	(2,925)				(70,018)		(70,018)
Other	4		111				111

BALANCE AS OF JANUARY 1, 2000	15,162	220	49,845	–	(183,320)	286,179	152,924
Net income						20,793	20,793
Shares issued upon the exercise of common stock options	20		81				81
Shares repurchased	(2,364)				(33,316)		(33,316)
Other	6		93				93

BALANCE AS OF DECEMBER 30, 2000	12,824	220	50,019	–	(216,636)	306,972	140,575
Net income						15,962	15,962
Restricted shares issued	67	1	578	(579)			—
Restricted shares vested				152			152
Other	6		58				58

BALANCE AS OF DECEMBER 29, 2001	12,897	$221	$50,655	$(427)	$(216,636)	$322,934	$156,747

See notes to consolidated financial statements.

DEPARTMENT 56, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (In thousands, except share and per share amounts)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Business  –  Department 56, Inc. and Subsidiaries (the Company) is engaged in the original design and wholesale and retail distribution of specialty giftware products and dolls. The majority of the Company's products are developed and designed by the Company's in-house creative team and are manufactured for the Company by independently owned foreign manufacturers located primarily in the Pacific Rim. The Company's wholesale customer base and accounts receivable are primarily composed of, and are due from, retail stores of various sizes located throughout the United States and Canada. Less than 3% of total revenue is derived from customers outside the United States and less than 1% of all long-lived assets are located outside the United States. No customer represents more than 3% of total revenue in any period presented. Retail revenues represented approximately 10% of total 2001 revenues.

  Principles of Consolidation  –  The consolidated financial statements of the Company include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

  Fiscal Year End  –  The Company's policy is to end its fiscal year on the Saturday closest to December 31. The years ended December 29, 2001, December 30, 2000, and January 1, 2000 include 52 weeks.

  Cash Equivalents  –  All highly liquid debt instruments with original maturities of three months or less are considered to be cash equivalents.

  Inventories  –  Inventories consist of finished goods and are stated at the lower of average cost, which approximates first-in, first-out cost, or market value. The Company records inventory at the date of taking title, which at certain times during the year results in significant in-transit quantities, as inventory is sourced primarily from China, Taiwan, and other Pacific Rim countries. Each period the Company adjusts identified, unsalable and slow-moving inventory to its net realizable value.

  Property and Equipment  –  Property and equipment are stated at cost. Depreciation is computed on a straight-line method over the estimated useful lives of the assets, ranging from 2 to 45 years. Major improvements and replacements of property are capitalized. Maintenance, repairs, and minor improvements are expensed.

  Goodwill, Trademarks, and Other Intangible Assets  –  Goodwill represents the excess of cost over the fair value of acquired net assets of the Company at the acquisition date and is being amortized on a straight-line basis over 20 to 40 years. Trademarks and other intangible assets acquired are being amortized on a straight-line basis over 3 to 40 years. In 2000 and 2001, the Company evaluated the recoverability of goodwill, trademarks and other intangible assets based on an analysis of estimated future undiscounted cash flows and determined that there was no impairment of any of the intangible assets, except for the goodwill associated with the Company's minority investment in 2-Day Designs, Inc. See Note 8.

  Revenue Recognition  –  Revenues are recognized when title passes to the buyer which occurs upon shipment of the product, net of an allowance for returns.

  Advertising Expense  –  The Company records advertising expense in accordance with Statement of Position No. 93-7. Costs to produce an advertisement are expensed when the advertisement occurs. Costs to reimburse retailers for cooperative advertising are accrued and expensed when the revenue is recognized. All advertising costs are recorded in selling, general and administrative expense. Advertising expense for 2001, 2000, and 1999 fiscal years was $1,767, $1,618, and $2,960, respectively.

  Product Development Expense  –  The Company's product development costs consist principally of salaries to internal creative talent, royalties paid to outside artists, and costs incurred in developing product samples. The Company expenses as incurred the salaries of creative talent and records it in selling, general and administrative expense. The Company capitalizes into inventory the cost of royalties earned based on the receipt of product and records it in cost of sales as the product is sold. The cost to develop product samples is expensed as incurred and recorded in cost of sales.

  Freight Expense  –  Freight expenses for products shipped to customers (freight-out) are included in cost of products sold, in accordance with Emerging Issues Task Force Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs.

  Income Taxes  –  Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.

  Foreign Currency Translation  –  The Company uses the United States dollar as the functional currency of its foreign operations. Accordingly, translation gains and losses resulting from the remeasurement of foreign operations' financial statements are reflected in the accompanying statements of income.

  Foreign Exchange Contracts  –  The Company imports most of its products and, while the majority of these purchases are denominated in United States dollars, some of the purchases are denominated in foreign currency. In addition, the Company's sales to Canada are denominated in Canadian dollars. The Company, from time to time, will enter into foreign exchange contracts or build foreign currency deposits as a partial hedge against currency fluctuations. The Company did not enter into any foreign exchange contracts nor have any foreign exchange contracts outstanding in fiscal year 2000 and 2001.

  Fair Value of Financial Instruments  –  The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, and commissions payable approximates fair value because of the short-term nature of these instruments. Based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities, the Company also believes the carrying amount of long-term debt approximates fair value. The fair value of the Company's forward currency contracts is determined using the current spot rate. There were no forward currency contracts outstanding at December 29, 2001 and December 30, 2000.

  Net Income per Common Share  –  Net income per common share is calculated by dividing net income by the weighted average number of shares outstanding during the period. Net income per common share assuming dilution reflects per share amounts that would have resulted had the Company's outstanding stock options been converted to common stock. See Note 11.

  Management Estimates  –  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Reclassifications  –  Certain reclassifications were made to the fiscal 2000 consolidated financial statements in order to conform to the presentation of the fiscal 2001 and 1999 consolidated financial statements. These reclassifications had no impact on consolidated net income or retained earnings as previously reported.

  New Accounting Standards  –  On December 31, 2000 (fiscal year 2001), the Company adopted Statement of Financial Accounting Standard (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that all derivatives, including those embedded in other contracts, be recognized as either assets or liabilities and that those financial instruments be measured at fair value. The accounting for changes in the fair value of derivatives depends on their intended use and designation. Management has reviewed the requirements of SFAS No. 133 and has determined that they have no free-standing or embedded derivatives. All contracts that contain provisions meeting the definition of a derivative also meet the requirements of, and have been designated as, normal purchases or sales. Currently, the Company does not use free-standing derivatives and has not entered into contracts with terms that cannot be designated as normal purchases or sales.

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

  As of December 29, 2001, the Company had net goodwill of approximately $138.6 million. Goodwill amortization expense recorded during 2001 was $4.4 million. Based on a preliminary review of the new standard, management believes the Company will record a goodwill impairment charge upon adoption, and that the amount of such charge will likely be significant in relation to the Company's unamortized goodwill balance. However, the Company has not completed its evaluation to determine the exact amount of such charge. Such impairment charge will be recorded as a cumulative effect of a change in accounting principle and therefore will not affect operating income. Also, the Company believes this charge will not meaningfully affect the financial covenant calculations under the company's credit agreement.

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

  In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment of Long-Lived Assets. This statement is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 retains many of the provisions of SFAS No. 121, but addresses certain implementation issues associated with that statement. The Company is currently evaluating the impact of implementing SFAS No. 144.

2.  PROPERTY AND EQUIPMENT

  Property and equipment at December 29, 2001 and December 30, 2000 is comprised of the following:

	2001	2000

Leasehold improvements	$7,022	$6,199
Furniture and fixtures	5,142	4,761
Computer hardware and software	20,320	19,205
Other equipment	7,485	6,179
Building	7,206	7,045
Land	906	906

	48,081	44,295
Less accumulated depreciation	18,332	12,499

Property and equipment, net	$29,749	$31,796

3.  OTHER CURRENT LIABILITIES

  Other current liabilities at December 29, 2001 and December 30, 2000 are comprised of the following:

	2001	2000

Accrued sales tax payable	$787	$104
Deferred revenue	504	662
Accrued royalty fees	555	1,421
Other	1,646	1,253

	$3,492	$3,440

4.  CREDIT AGREEMENT

  Long-term debt at December 29, 2001 and December 30, 2000 is comprised of the following:

	2001	2000

Total debt	$85,000	$105,000
Less borrowings classified as current	900	–

	$84,100	$105,000

  The Company's credit agreement provides for a revolving credit facility and a term loan facility. The Company's term debt of $85 million requires annual amortization payments of $0.9 million, $32.4 million, and $51.7 due March 2002, 2003, and 2004, respectively. The Company's borrowing capacity under the revolving credit facility as of December 29, 2001 was $30.0 million and will fluctuate during 2002 based on accounts receivable and inventory levels.

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

  The credit agreement includes restrictions as to, among other things, the amount of additional indebtedness, liens, contingent obligations, investments and dividends. Under the most restrictive of these covenants, approximately $278,000 of retained earnings were restricted at December 29, 2001. The credit agreement also requires maintenance of minimum levels of interest coverage, net worth and maximum levels of leverage. None of these restrictions are expected to have a material adverse effect on the Company's ability to operate in the future.

  The Company has pledged the common stock of its subsidiaries, direct and indirect, as collateral under the credit agreement, and the Company and its subsidiaries, direct and indirect, have guaranteed repayment of amounts borrowed under the credit agreement.

  The Company paid interest of $6,648, $10,933, and $8,023 during the years ended December 29, 2001, December 30, 2000, and January 1, 2000, respectively.

5.  INCOME TAXES

  The provision for income taxes for the years ended December 29, 2001, December 30, 2000, and January 1, 2000 consisted of the following:

	2001	2000	1999

Current:
Federal	$7,799	$11,423	$25,427
State	477	979	2,180
Foreign	135	99	373
Deferred:
Federal	2,554	224	(1,691)
State	219	19	(145)

	$11,184	$12,744	$26,144

  The reconciliation between income tax expense based on statutory income tax rates and the provision for income taxes is as follows:

	2001	2000	1999

Income taxes at federal statutory rate	$9,501	$11,738	$24,080
State income taxes, net of federal income tax deductions	332	508	1,033
Goodwill amortization	1,448	1,448	1,448
Deferred tax valuation allowance	1,520	–	–
Charitable donations of inventory	(681)	(287)	(47)
Adjustment of prior year tax accruals	(1,000)	–	–
Other	64	(663)	(370)

Provision for income taxes	$11,184	$12,744	$26,144

  The components of the net deferred tax asset at December 29, 2001 and December 30, 2000 were as follows:

	2001	2000

DEFERRED TAX ASSETS:
Asset valuation reserves	$5,964	$9,509
Loss on minority investment	1,520	–
Deferred compensation	590	376
Accrued liabilities	482	414
Charitable contributions	741	–
Other	854	1,001
Less: Deferred tax valuation allowance	(1,520)	–

Total deferred tax assets	8,631	11,300
DEFERRED TAX LIABILITIES:
Trademark amortization	(5,449)	(5,399)
Property and equipment depreciation	(3,266)	(3,187)
Other	(315)	(340)

Total deferred tax liabilities	(9,030)	(8,926)

	$(399)	$2,374

  The $(399) net deferred tax liability at December 29, 2001 is presented as a net deferred current asset of $7,318 and a net deferred noncurrent liability of $7,717. The $2,374 net deferred tax asset at December 30, 2000 is presented as a net deferred current asset of $10,104 and a net deferred noncurrent liability of $7,730. The $1,520 deferred tax asset valuation allowance at December 29, 2001 represents a reserve against the future deductibility of the capital losses the Company recognized from its minority investment in 2-Day Designs. See Note 8. Management believes the probability of deducting the capital losses in the future is remote.

  The Company paid income taxes of $6,739, $14,101, and $28,085 during the years ended December 29, 2001, December 30, 2000, and January 1, 2000, respectively.

6.  COMMITMENTS AND CONTINGENCIES

  Operating Leases  –  The Company leases warehouse and office space, equipment, and showroom display facilities under renewable operating leases with remaining terms of up to 11 years. In addition to the base rent, the Company pays its proportionate share of taxes, special assessments, and operating expenses of the warehouse and showroom display facilities.

  The following is a schedule of future annual minimum lease payments for noncancelable operating leases as of December 29, 2001:

2002	$3,947
2003	3,554
2004	3,528
2005	3,566
2006	3,203
Thereafter	9,677

$27,475

  The Company's rental expense was $7,252, $3,609, and $3,326 for the years ended December 29, 2001, December 30, 2000, and January 1, 2000, respectively.

  Letters of Credit  –  The Company had outstanding standby and commercial letters of credit amounting to $2,864 at December 29, 2001 relating primarily to purchase commitments issued to foreign suppliers and vendors.

  Legal Proceedings  –  On September 14, 2000, Arthur Andersen LLP filed a lawsuit against the Company in The Fourth Judicial District, State of Minnesota alleging breach of contract in connection with computer system implementation work and seeking $0.6 million plus interest and legal costs. On March 1, 2001, the Company filed suit in The Circuit Court of Baltimore City, State of Maryland against Andersen Worldwide Société Coopérative and W. Robert Grafton alleging fraud, conspiracy, tortuous conduct and breach of contract in connection with the computer systems implementation work solicited and performed by Arthur Andersen LLP. On July 12, 2001, the Company dismissed all claims brought against W. Robert Grafton. On March 1, 2002, the Company received net proceeds (before taxes) of $11.0 million in settlement of the litigation.

  On March 5 and March 9, 2001 lawsuits seeking unspecified compensatory damages were filed against the Company and its Chairwoman and Chief Executive Officer Susan E. Engel, in the United States District Court for the District of Minnesota purportedly on behalf of the class of persons who purchased Department 56 common stock during the period February 24, 1999 through April 26, 2000. The purported class action lawsuits allege the Company and its Chairwoman violated federal securities laws by making a series of false and misleading statements concerning the Company's financial statements. On August 29, 2001, the Court consolidated all the actions into In Re Department 56, Inc. Securities Litigation. Oral arguments are scheduled to be heard in connection with the Company's Motion to Dismiss on March 22, 2002. The Company has tendered a claim for coverage to the underwriters of its Directors and Officers Liability Insurance, and believes that such insurance will respond to the coverage claim net of a $250,000 deductible. The Company intends to defend this lawsuit vigorously, but the Company is unable to predict the outcome of these proceedings or to reasonably estimate the impact, if any, that the ultimate resolution of these matters will have on the Company's results of operations, financial position or cash flows.

  In addition to the above lawsuits, the Company is involved in various additional legal proceedings, claims, and governmental audits in the ordinary course of its business. The Company believes it has meritorious defenses to all proceedings, claims, and audits. Management believes the impact, if any, of these legal proceedings would not be material to the results of operations, financial position or cash flows of the Company.

7.  RETIREMENT PLAN

  The Company has a qualified contributory retirement plan (the Plan) under Section 401(k) of the Internal Revenue Code which covers substantially all full-time employees who meet certain eligibility requirements. Voluntary contributions are made by participants, and Company matching contributions are made at the discretion of the Board of Directors, subject to certain limitations. The Plan also allows the Company to make discretionary profit-sharing contributions to the Plan up to the maximum amount deductible for income tax purposes. All company contributions are invested in a series of diversified investment options at the election of the employee. The Company does not make matching or profit sharing contributions in company stock. The Company's total profit-sharing contributions were $1,857, $1,517, and $1,249 for the years ended December 29, 2001, December 30, 2000, and January 1, 2000, respectively.

8.  ACQUISITIONS

  During 2001, the Company completed its $9.7 million acquisition of the business of Axis Corporation, a privately held designer, importer, and specialty retailer based in Salt Lake City, Utah. Axis' products, primarily porcelain dolls, doll accessories, and plush items, are marketed under the brand name Geppeddo.® The acquired business operates customized kiosks located in approximately 360 major malls and shopping centers throughout the United States and Canada during the peak holiday shopping season. The founders and entire management team of the acquired business are continuing in their positions. Revenue generated by Geppeddo in 2001 was approximately $12.0 million since the acquisition date.

  The asset acquisition is accounted for under the purchase method of accounting and resulted in goodwill of approximately $7.9 million, and other intangibles including noncompete agreements and trademarks totaling approximately $0.5 million. The remaining $1.3 million represents tangible assets purchased, net of liabilities assumed. The results of operations of the acquired business since the acquisition date have been included in the Company's financial statements within the retail operating segment (see Note 9). The selling shareholders of the acquired business have the ability to earn up to an additional $12.0 million of cash consideration if certain pre-specified financial performance measures are attained as measured annually over a three-year period concluding February 29, 2004. Any additional contingent consideration paid to the sellers will be recorded by the Company as goodwill.

  During January 2000, the Company completed a $4.0 million strategic minority investment in 2-Day Designs, Inc., a manufacturer and marketer of high-quality accent furniture and wooden accessories sold primarily through furniture, home furnishings, and catalog retailers principally in the United States. The transaction was recorded under the equity method of accounting. During 2001, the Company recognized a $3.0 million impairment of the Company's minority investment in 2-Day Designs, Inc. given continued deterioration in the U.S. home furnishings market. The impairment charge recorded reduced the carrying value of the Company's minority investment to zero. The Company has not guaranteed any debt obligations of 2-Day Designs, Inc.

  During 1999, the Company acquired substantially all of the assets of the independent sales representative organizations that represented the Company's products in Massachusetts and several other eastern states, Minnesota and several other midwestern states, and Texas and several surrounding southern states. The cost of these acquisitions was $4.0 million.

9.  SEGMENTS OF THE COMPANY AND RELATED INFORMATION

  The Company has two reportable segments – wholesale and retail. Although the product produced and sold for each segment is similar, the type of customer for the product and the method used to distribute the product are different. The segmentation of these operations also reflects how the Company's chief executive officer (the "CEO") currently reviews the results of these operations. Income from operations for each operating segment includes specifically identifiable operating costs such as cost of sales and selling expenses. General and administrative expenses are generally not allocated to specific operating segments and are therefore reflected in the other category. Other components of the statement of operations which are classified below income from operations are also not allocated by segment. In addition, the Company does not account for or report assets, capital expenditures, or depreciation and amortization by segment. All transactions between operating segments have been eliminated and are not included in the table below.

	Wholesale	Retail	Other	Consolidated

Fifty-Two Weeks Ended December 29, 2001:
Net sales	$181,056	$19,391		$200,447
Income from operations	81,219	1,851	$(46,246)	36,824
Fifty-Two Weeks Ended December 30, 2000:
Net sales	$231,182	$2,876		$234,058
Income (loss) from operations	95,699	(324)	$(50,491)	44,884
Fifty-Two Weeks Ended January 1, 2000:
Net sales	$253,133	$2,395		$255,528
Income (loss) from operations	119,708	(264)	$(44,078)	75,366

10.  STOCKHOLDERS' EQUITY

  Stock-Based Compensation Plans  –  At December 29, 2001, the Company had five stock-based compensation plans allowing the Company to grant options to employees, directors, officers, consultants, and advisors. All employee options granted have an exercise price equal to the market value of the common stock at the date of grant, generally have a term of ten years, and generally are exercisable in equal installments on each of the first, second, and third anniversaries of the date of the grant. At December 29, 2001, 1,240,152 shares were available for granting under the stock option and incentive plans.

  A summary of the status of the Company's stock option and incentive plans as of December 29, 2001, December 30, 2000, and January 1, 2000, and changes during the years then ended is presented below:

	2001		2000		1999
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	2,533,581	$22.54	2,094,311	$26.70	1,724,357	$26.80
Granted	286,817	8.16	693,713	12.43	458,300	25.42
Exercised	–	–	–	–	(56,482)	20.52
Forfeited	(1,284,671)	26.32	(254,443)	29.81	(31,864)	24.77

Outstanding at end of year	1,535,727	16.15	2,533,581	22.54	2,094,311	26.70

Options exercisable at end of year	852,999	20.06	1,601,921	26.22	1,446,272	27.63
Weighted average fair value of options granted during the year	$4.53		$5.83		$12.33

  The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for options granted since the initial public offering. Had compensation cost been determined based on the fair value of the 1999, 2000, and 2001 stock option grants consistent with the method of SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net income and net income per common share assuming dilution would have been reduced to the pro forma amounts indicated below:

	2001	2000	1999

Net income:
As reported	$15,962	$20,793	$42,656
Pro forma	14,583	19,567	40,647
Net income per common share – basic:
As reported	$1.24	$1.47	$2.48
Pro forma	1.13	1.39	2.36
Net income per common share – assuming dilution:
As reported	$1.24	$1.47	$2.45
Pro forma	1.13	1.38	2.34

  In determining the preceding pro forma amounts under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2001, 2000, and 1999, respectively: risk-free interest rates of 4.9 percent, 6.6 percent, and 5.9 percent; expected volatility of 50 percent, 38 percent, and 38 percent; expected lives of 6 years; and no expected dividends. The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future compensation costs. SFAS No. 123 does not apply to awards prior to 1995, and additional awards are anticipated.

  The following table summarizes information about the Company's stock option and incentive plans at December 29, 2001:

Range of Exercise Prices	Number Outstanding at December 29, 2001	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 29, 2001	Weighted Average Exercise Price

$3.33	40,500	1.2 years	$3.33	40,500	$3.33
3.34-17.99	953,550	8.6	10.99	299,392	11.57
18.00-21.47	263,981	5.2	20.49	251,082	20.57
21.48-37.75	277,696	5.2	31.59	262,025	31.87

	1,535,727			852,999

  In addition to stock options granted under the Company's stock option plans, the Company granted options to purchase 30,000 shares of common stock to each of four members of the Company's Board of Directors in December 1992. During February 1993, the Company granted options to purchase 30,000 shares of common stock to one member of the Board of Directors. These options are not subject to a stock option plan. Such options are exercisable, have a term of ten years from the date of grant, and have an exercise price of $3.33 per share. During 2000 and 1999, members of the Board of Directors exercised 20,000 and 3,000 options, respectively. There were no exercises during 2001. At December 29, 2001, directors' options to purchase 15,000 shares of common stock were exercisable at $3.33 per share.

  Shareholder Rights Plan  –  In April 1997, the Company adopted a shareholder rights plan. Under the shareholder rights plan, each shareholder received a dividend of one preferred share purchase right for each share held of the Company's common stock. Each right entitles the holder to purchase one one-thousandth of a share of Series A Participating Preferred Stock at an exercise price of $100, subject to adjustment, or at the discretion of the Board of Directors of the Company, the right to purchase common stock of the Company at a 50% discount. The rights become exercisable only upon the occurrence of certain events involving a buyer acquiring 18.5% or greater beneficial ownership in the Company's common stock or the announcement of a tender offer or exchange offer which, if consummated, would give the buyer beneficial ownership of an 18.5% or greater position in the Company. Preferred share purchase rights owned by the buyer become null and void following this occurrence. The rights will expire April 2007, and the Company may redeem the rights at any time (prior to the occurrence of a specified event) at a price of one cent per right. If the Company is acquired in a merger or similar transaction after such an occurrence, all rights holders, except the buyer, will have the right to purchase stock in the buyer at a 50% discount.

  Performance-Accelerated Vesting Restricted Stock and Performance Shares  –  During 1999, the Company began to grant performance shares to executive officers on an annual basis. The performance shares granted during 1999 were made for overlapping "initial stub" one-year and two-year cycles, as well as a "full cycle" three-year performance period. During 2000, performance shares were granted for a "full cycle" three-year performance period. Each performance share provides that its holder can receive the market value of up to 1.5 shares of common stock upon the Company's achieving specified diluted earnings per share (EPS) as measured at the end of the particular performance cycle. Upon achievement of the targeted performance, the Company may choose to pay the award in cash, unrestricted common stock, or a combination. During 2000, the Company granted 39,750 performance shares for the three-year cycle ending 2002. During 1999, the Company granted 11,500 performance shares for the one-year cycle ended 1999; 23,899 performance shares for the two-year cycle ended 2000; and 35,825 performance shares for the three-year cycle ended 2001. The Company did not achieve the minimum EPS thresholds for both the one-year and two-year cycles ended 1999 and 2000, respectively, and accordingly no pay-outs were made, no compensation expense was recognized, and those performance shares were canceled. The remaining performance shares granted during 1999 and 2000 were canceled and exchanged during 2001 for performance-accelerated vesting restricted shares of common stock (PARS), as described below.

  During 2001, the Company began to grant PARS instead of continuing annual grants of performance shares. Generally, each PARS granted on an annual basis vests in equal 20% installments at the end of the calendar year in which the grant is made and the four calendar years thereafter. For all PARS grants, accelerated vesting is possible upon achievement of targeted EPS performance.

  During February 2001, 43,225 PARS were issued to executive officers as annual grants for the 2001 fiscal year. In addition, the Company issued to executive officers 1 PARS in exchange for the surrender of every 5 performance shares then outstanding. Pursuant to this exchange, all 64,575 performance shares then outstanding were surrendered and canceled and 12,915 additional PARS were issued. Of the 12,915 PARS issued, 6,265 vest in 50% installments at December 31, 2001, and December 31, 2002; and the remaining 6,650 vest in equal installments at December 31, 2001, 2002, and 2003.

  In September 2001, in exchange for certain stock options then held by executive officers, the Company issued PARS at a ratio of 1 PARS for the surrender of an option to purchase 100 shares of common stock. Pursuant to this exchange, outstanding options to purchase 1,035,833 shares of common stock were surrendered and canceled and 10,359 PARS were issued. Each PARS granted in this exchange vests in equal installments at December 31, 2001, 2002, and 2003.

  The Company records unearned compensation expense on the grant date based on the publicly quoted fair market value of the Company's common stock, and amortizes the balance over the vesting period. The Company recorded unearned compensation during 2001 of approximately $0.6 million within stockholders' equity.

11.  INCOME PER COMMON SHARE

  The following tables reconcile net income per common share and net income per common share assuming dilution:

	2001	2000	1999

Net income	$15,962	$20,793	$42,656
Weighted average number of shares outstanding	12,878,000	14,110,000	17,214,000
Net income per common share – basic	$1.24	$1.47	$2.48
Net income	$15,962	$20,793	$42,656
Weighted average number of shares outstanding	12,878,000	14,110,000	17,214,000
Dilutive impact of options outstanding	30,000	54,000	174,000

Weighted average number of shares and potential dilutive shares outstanding	12,908,000	14,164,000	17,388,000
Net income per common share – assuming dilution	$1.24	$1.47	$2.45

  Options to purchase 1,225,577, 2,297,381, and 914,000 shares of common stock were outstanding at December 29, 2001, December 30, 2000, and January 1, 2000, respectively, but were not included in the computation of net income per common share assuming dilution because the exercise prices were greater than the average market price of the common stock.

DEPARTMENT 56, INC. AND SUBSIDIARIES

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
 (In thousands)

Column A	Column B	Column C	Column D		Column E
Description	Balance Beginning of Period	Charged to Costs and Expenses	Deductions		Balance End of Period

Year ended December 29, 2001:
Allowance for doubtful accounts	$10,483	$545	$4,566	(a)	$6,462
Allowance for sales returns and credits	9,108	4,603	8,231		5,480

	$19,591	$5,148	$12,797		$11,942

Year ended December 30, 2000:
Allowance for doubtful accounts	$7,659	$8,476	$5,652	(a)	$10,483
Allowance for sales returns and credits	10,628	15,986	17,506		9,108

	$18,287	$24,462	$23,158		$19,591

Year ended January 1, 2000:
Allowance for doubtful accounts	$5,179	$3,276	$796	(a)	$7,659
Allowance for sales returns and credits	7,729	12,737	9,838		10,628

	$12,908	$16,013	$10,634		$18,287

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
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES
INDEPENDENT AUDITORS' REPORT
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF INCOME
CONSOLIDATED STATEMENTS OF CASH FLOWS
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SCHEDULE II