Form 10-Q
period 2002-03-30
DEPARTMENT 56 INC
filed 2002-05-14
CIK 902270

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   March 30, 2002

Commission file number:   1-11908

Department 56, Inc.

(Exact name of registrant as specified in its charter)

Delaware	13-3684956
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Village Place, 6436 City West Parkway, Eden Prairie, MN 55344
(Address of principal executive offices) (Zip Code)

(952) 944-5600
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     ☒       No     ☐

As of March 30, 2002, 12,930,889 shares of the registrant’s common stock, par value $.01 per share, were outstanding.

PART I  -  FINANCIAL INFORMATION

Item 1.       Financial Statements

DEPARTMENT 56, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands)

	MARCH 30, 2002	DECEMBER 29, 2001
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$56,324	$48,088
Accounts receivable, net	17,683	23,584
Inventories	8,315	11,151
Other current assets	9,023	11,328
Total current assets	91,345	94,151

PROPERTY AND EQUIPMENT, net	22,859	29,749
GOODWILL, TRADEMARKS AND OTHER, net	60,243	153,963
OTHER ASSETS	2,215	1,958
	$176,662	$279,821

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$32,235	$900
Accounts payable	5,701	10,811
Other current liabilities	15,434	19,546
Total current liabilities	53,370	31,257

DEFERRED TAXES	5,432	7,717
LONG-TERM DEBT	51,765	84,100
STOCKHOLDERS’ EQUITY	66,095	156,747
	$176,662	$279,821

See notes to condensed consolidated financial statements.

DEPARTMENT 56, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In thousands, except per share amounts)

	QUARTER ENDED
	MARCH 30, 2002	MARCH 31, 2001
NET SALES	$32,498	$29,125
COST OF SALES	14,220	13,351
Gross profit	18,278	15,774

OPERATING EXPENSES:
Selling, general, and administrative	18,176	14,806
Amortization of goodwill, trademarks and other	66	1,374
Total operating expenses	18,242	16,180

INCOME (LOSS) FROM OPERATIONS	36	(406)

OTHER EXPENSE (INCOME):
Interest expense	1,056	2,236
Litigation settlement	(5,388)	—
Other, net	(208)	(316)

INCOME (LOSS) BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	4,576	(2,326)

INCOME TAX PROVISION (BENEFIT)	1,647	(884)

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	$2,929	$(1,442)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(93,654)	—

NET LOSS	$(90,725)	$(1,442)

INCOME (LOSS) PER SHARE BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE – BASIC	$0.23	$(0.11)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE – BASIC	(7.26)	—

NET LOSS PER SHARE – BASIC	$(7.03)	$(0.11)

INCOME (LOSS) PER SHARE BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE – ASSUMING DILUTION	$0.23	$(0.11)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE – ASSUMING DILUTION	(7.21)	—

NET LOSS PER SHARE – ASSUMING DILUTION	$(6.98)	$(0.11)

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC	12,899	12,845
WEIGHTED AVERAGE SHARES OUTSTANDING – ASSUMING DILUTION	13,002	12,845

See notes to condensed consolidated financial statements.

 DEPARTMENT 56, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	13 WEEKS ENDED
	MARCH 30, 2002	MARCH 31, 2001

CASH FLOWS FROM OPERATING ACTIVITIES –
Net cash provided by operating activities	$9,373	$11,672

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(138)	(1,298)
Net cash used in investing activities	(138)	(1,298)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of common stock options	1	—
Principal payments on long-term debt	(1,000)	(20,000)
Net cash used in financing activities	(999)	(20,000)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,236	(9,626)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	48,088	23,698

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$56,324	$14,072

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION –
Cash paid for:
Interest	$1,138	$1,785
Income taxes	$1,999	$113

See notes to condensed consolidated financial statements.

DEPARTMENT 56, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.             Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 29, 2001 was derived from the audited consolidated balances as of that date.  The remaining accompanying condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments necessary for a fair presentation.

The results of operations for the quarter ended March 30, 2002 are not necessarily indicative of the results for the full fiscal year.  It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the 2001 Annual Report to Stockholders and Annual Report on Form 10-K as filed by Department 56, Inc. (the Company) with the Securities and Exchange Commission.

2.             Income Per Common Share

Net income per common share is calculated by dividing net income by the weighted average number of shares outstanding during the period.  Net income per common share assuming dilution reflects per share amounts that would have resulted had the Company’s outstanding stock options been converted to common stock.

3.             Legal Proceedings

Reference is made to Item 3, “Legal Proceedings,” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2001, which Item is incorporated herein in its entirety.  On March 1, 2002, the Company received net proceeds (before income taxes) of $11.0 million in settlement of the Company’s litigation against Arthur Andersen LLP and Andersen Worldwide Société Coopérative concerning implementation of its information systems, as previously reported. This recovery resulted in other income of $5.4 million and a $5.6 million reduction in net depreciable assets.  A claim under the federal bankruptcy “preference” statute for a refund of the settlement proceeds received by Department 56 may be asserted if insolvency proceedings are filed by or against Arthur Andersen LLP on or before May 30, 2002.

On May 1, 2002, the United States District Court, District of Minnesota entered the order of its Chief Judge granting Department 56 and Susan Engel’s Motion to Dismiss the previously reported class action lawsuit, In Re Department 56, Inc., Securities Litigation.

4.             Goodwill and Indefinite Lived Intangible Assets - Adoption of SFAS No. 142

Effective at the beginning of fiscal year 2002, the Company adopted Statement of Financial Accounting  Standards (SFAS) No. 142, Goodwill and Other Intangible Assets.  This standard primarily addresses the accounting for acquired goodwill and intangible assets (i.e., the post-acquisition accounting).  The most significant changes made by SFAS No. 142 are: 1) goodwill and indefinite-lived intangible assets will no longer be amortized; 2) goodwill and indefinite-lived intangible assets will be tested for impairment at least annually; and 3) the amortization period of intangible assets with finite lives will no longer be limited to forty years.

Upon adoption of SFAS No. 142, amortization of goodwill and indefinite-lived intangible assets ceased.  The Company determined that its trademarks are indefinite-lived intangible assets and no longer amortizes them.  Recorded goodwill was tested for impairment by comparing the fair value to its carrying value.  Fair value was determined by considering discounted cash flow methodologies, industry control premiums in the marketplace and private transaction financial models.  Independent and other market valuation methods were used to determine the fair value of the Company’s trademarks and other assets.  This impairment test is required to be performed at adoption of SFAS 142 and at least annually thereafter.  As a result of the fair market value analysis, the Company recorded a $93,654 charge as a cumulative effect of change in accounting principle during the first quarter of 2002.

Had SFAS No. 142 been effective at the beginning of 2001, the non-amortization  provisions would have had the following effect on first quarter results:

	QUARTER ENDED
(thousands except per share amounts)	MARCH 30, 2002	MARCH 31, 2001

Reported net loss	$(90,725)	$(1,442)
Add back: Goodwill amortization, net of tax	—	694
Add back: Trademarks amortization, net of tax	—	69
Adjusted net loss	(90,725)	(679)
Add back: Cumulative effect of change in accounting principle	93,654	—
Adjusted earnings (loss) before cumulative effect of change in accounting principle	$2,929	$(679)

Basic earnings per share:
Reported net loss per share	$(7.03)	$(0.11)
Goodwill amortization	—	0.05
Trademark amortization	—	0.01
Adjusted net loss per share – basic	(7.03)	(0.05)
Add back: Cumulative effect of change in accounting principle	7.26	—
Adjusted earnings (loss) per share before cumulative effect of change in accounting principle – basic	$0.23	$(0.05)

Diluted earnings per share:
Reported net loss per share	$(6.98)	$(0.11)
Goodwill amortization	—	0.05
Trademark amortization	—	0.01
Adjusted net loss per share – assuming dilution	(6.98)	(0.05)
Add back: Cumulative effect of change in accounting principle	7.21	—
Adjusted earnings (loss) per share before cumulative effect of change in accounting principle – assuming dilution	$0.23	$(0.05)

In accordance with SFAS No. 142, the Company will continue to amortize non-compete agreements (i.e. finite-lived intangible assets).  Amortization of non-compete agreements during the first quarter of 2002 was $66.  Expected annual amortization expense for non-compete agreements recorded as of December 30, 2001 (fiscal 2002) is as follows:

2002	$243
2003	231
2004	231
2005	196
2006	141
Thereafter	384
$1,426

The above amortization expense forecast is an estimate.  Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, impairment of intangible assets, accelerated amortization of intangible assets, and other events.

Included in goodwill, trademarks and other on the Company’s consolidated balance sheet as of the end of the first quarter, March 30, 2002, and as of the latest fiscal year end, December 29, 2001, are the following acquired intangible assets by reporting segment (net of accumulated amortization):

	MARCH 30, 2002	DECEMBER 29, 2001
WHOLESALE:
Goodwill	$37,074	$130,728
Trademarks	13,761	13,761
Non-compete agreements	1,054	1,097
	$51,889	$145,586

RETAIL:
Goodwill	$7,912	$7,912
Trademarks	137	137
Non-compete agreements	305	328
	$8,354	$8,377

5.             Segments of the Company and Related Information

The Company has two reportable segments - wholesale and retail.  Although the product produced and sold for each segment is similar, the type of customer for the product and the method used to distribute the product are different.  The segmentation of these operations also reflects how the Company’s chief executive officer (the CEO) currently reviews the results of these operations. Income from operations for each operating segment includes specifically identifiable operating costs such as cost of sales and selling expenses.  General and administrative expenses are generally not allocated  to specific operating segments and are therefore reflected in the other category.  Other components of the statement of operations which are classified below income from operations are also not allocated by segment.  In addition, the Company does not account for or report assets, capital expenditures or depreciation and amortization by segment.  All transactions between operating segments have been eliminated and are not included in the table below.

	QUARTER ENDED
(thousands)	MARCH 30, 2002	MARCH 31, 2001

WHOLESALE:
Net sales	$27,165	$28,705
Income from operations	10,977	10,793

RETAIL:
Net sales	$5,333	$420
Loss from operations	(1,633)	(446)

OTHER -
Loss from operations	$(9,308)	$(10,753)

CONSOLIDATED:
Net sales	$32,498	$29,125
Income (loss) from operations	36	(406)

6.             New Accounting Pronouncement

SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets was effective for the Company at the beginning of fiscal year 2002.  This standard  provides for a single accounting model to be used for long-lived assets to be disposed of and broadens the presentation of discontinued operations to include more disposal  transactions.  The adoption of SFAS No. 144 had no effect on the Company’s first quarter financial position or operating results.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Comparison of Results of Operations for the Quarter Ended March 30, 2002 to the Quarter Ended March 31, 2001.

(millions)	Quarter Ended March 30, 2002		Quarter Ended March 31, 2001
	Dollars	% of Net Sales	Dollars	% of Net Sales

Net sales	$32.5	100%	$29.1	100%

Gross profit	18.3	56	15.8	54

Selling, general, and administrative expenses	18.2	56	14.8	51

Amortization of goodwill, trademarks and other	0.1	—	1.4	5

Income (loss) from operations	—	—	(0.4)	1

Interest expense	1.1	3	2.2	8

Litigation settlement	(5.4)	17	—	—

Other, net	(0.2)	1	(0.3)	1

Income (loss) before income taxes and cumulative effect of change in accounting principle	4.6	14	(2.3)	8

Income tax provision (benefit)	1.6	5	(0.9)	3

Income (loss) before cumulative effect of change in accounting principle	2.9	9	(1.4)	5

Cumulative effect of change in accounting principle	(93.7)	N/A	—	—

Net loss	(90.7)	N/A	(1.4)	5

Net Sales

Net sales increased $3.4 million, or 12%, from $29.1 million in the first quarter of 2001 to $32.5 in the first quarter of 2002.  The increase in sales was principally due to an increase in retail sales, partially offset by a decrease in wholesale sales to independent gift retailers (wholesale customers).

Wholesale sales decreased $1.5 million, or 5%, from $28.7 million in the first quarter of 2001 to $27.2 million in the first quarter of 2002, thus reducing shipments in the quarter.  The decrease in wholesale revenues was principally due to lower inventory balances at the beginning of 2002.  Wholesale sales of the Company’s Village Series products increased $1.3 million, or 8%, while sales of General Giftware products decreased $3.3 million, or 26% between the two periods.  Village Series products represented 66% of the Company’s sales during the first quarter of 2002 versus 57% during first quarter of 2001.

Retail sales increased $4.9 million from $0.4 million in 2001 to $5.3 million in 2002. The Company’s retail business is comprised of its Department 56 branded year-round stores, seasonal stores operating under the name “Holidays by Department 56” and seasonally-operated kiosks operating under the Geppeddo® brand.  First quarter 2001 retail results reflect the operations of two of the Company’s year-round stores, while first quarter 2002 retail results reflect the operations of three year-round stores, as well as January sales results of ten seasonal stores and 359 seasonal Geppeddo kiosks.

Gross Profit

Gross profit as a percentage of net sales was 54% and 56% in the first quarter of 2001 and 2002, respectively.  The increase in gross profit as a percentage of net sales during the first quarter of 2002 compared to gross profit as a percentage of net sales for the first quarter of 2001 was principally due to an increase in retail sales which provide higher gross margins, and a shift in wholesale product mix towards Village Series product as noted above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $3.4 million, or 23%, between the first quarter of 2001 and the first quarter of 2002.  Selling, general and administrative expenses as a percentage of net sales was 51% and 56% in the first quarter of 2001 and 2002, respectively. The increase in selling, general and administrative expenses as a percentage of net sales in the first quarter of 2002 compared to the first quarter of 2001 is principally due to an increase in retail store operations.  Retail sales, which have higher selling, general and administrative expenses as a percentage of sales than wholesale sales, represented 16% of total net sales during the first quarter of 2002 compared to 1% during the first quarter of 2001.

Interest Expense

Interest expense decreased $1.1 million, or 53%, between the first quarter of 2001 and the first quarter of 2002 principally due to decreased interest rates paid by the Company and a decrease in the amount of term debt outstanding.  The Company paid down $20 million of its term debt in March 2001 and $1.0 million in March 2002.

Litigation Settlement

On March 1, 2002, the Company received net proceeds (before income taxes) of $11.0 million in settlement of the Company’s litigation against Arthur Andersen LLP and Andersen Worldwide Société Coopérative concerning implementation of its information systems, as previously reported. This recovery resulted in other income of $5.4 million and a $5.6 million reduction in net depreciable assets.  A claim under the federal bankruptcy “preference” statute for a refund of the settlement proceeds received by Department 56 may be asserted if insolvency proceedings are filed by or against Arthur Andersen LLP on or before May 30 of this year.

Provision for Income Taxes

The effective income tax rate was 38% during the first quarter of 2001 and 36% during the first quarter of 2002.  The change in the effective income tax rate reflects the change in accounting for goodwill and other intangible assets noted above.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities decreased $2.3 million, or 20%, from $11.7 million in the first quarter of 2001 to $9.4 million in the first quarter of 2002 principally due to higher cash collections in the first quarter of 2001 as a result of the higher than normal accounts receivable balances at the end of 2000.  This decrease was offset by the $11.0 million net proceeds (before income taxes) received as a result of the Company’s litigation settlement (see Note 3 to the condensed consolidated financial statements) and lower inventory balances.

Consistent with customary practice in the giftware industry, the Company offers extended accounts receivable terms to many of its wholesale customers.  This practice has typically created significant working capital requirements in the second and third quarters which the Company has generally financed with internally generated cash flow and seasonal borrowings.  The Company’s cash and cash equivalents balances peak during the first quarter of the subsequent year, following the collection of accounts receivable with extended payment terms due in November and December.

Accounts receivable, net of reserves, which principally consists of wholesale trade receivables, decreased from $21.5 million at March 31, 2001 to $17.7 million at March 30, 2002. The decrease in accounts receivable was principally due to improved collections.  Management believes there is adequate provision for any doubtful accounts receivable and sales returns that may arise.

Inventories, net of reserves, decreased from $14.6 million at March 31, 2001 to $8.3 million at March 30, 2002.  The decrease in inventories was principally due to additional write-downs related to excess inventories during 2001 and the Company’s initiative to reduce inventory levels through better inventory planning and more efficient product flow through the Company’s distribution center.

Capital expenditures during the first quarter of 2002 were $0.1 million, $1.2 million below the $1.3 million invested during the first quarter of 2001.  For fiscal 2002, management expects total capital expenditures to be in line with historical levels of 1% to 2% of annual revenues.

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

During the first quarter of 2001, the Company prepaid $20 million of term debt.  During the first quarter of 2002, the Company paid $1.0 million of term debt consisting of an annual amortization payment of $0.9 million, and a $0.1 million prepayment of its annual installment due March 2003.  As of March 30, 2002, the total term debt outstanding was $84 million.  The Company’s remaining term debt requires annual amortization payments of $32.2 million and $51.8 million due March 2003 and 2004, respectively.

The Company believes that its internally generated cash flow and seasonal borrowings under the revolving credit facility will be adequate to fund operations and capital expenditures for the next 12 months.

CREDIT, RETURN AND OTHER CRITICAL ACCOUNTING POLICIES

The Company has credit policies that establish specific criteria related to credit worthiness that its customers must meet prior to the shipment of product to the customer.  The Company periodically makes limited and selective exceptions to its policy of not shipping to customers with overdue balances when the particular customer has met specific criteria which are indicative of a wherewithal to pay their past due and future balances.

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

Sales Returns – An allowance is established for expenses and losses related to possible returns of product.  The amount of the allowances is based on historical ratios of returns to sales, the historical average length of time between the sale and the return, and other factors.  Changes in customers’ behavior versus historical experience or changes in the Company’s return policies are among the factors that would result in materially different amounts for this item.

Inventory Valuation – A reserve is established for estimated surplus and discontinued inventory items.  The amount of the reserve is determined by analyzing historical and projected sales information, plans for discontinued products and other factors.  Changes in sales volumes due to unexpected economic or competitive conditions are among the factors that would result in materially different amounts for this item.

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

FOREIGN EXCHANGE

Approximately 97% of the Company’s sales in 2001 were denominated in United States dollars and, as a result, were not subject to changes in exchange rates.  Approximately 3% of the Company’s sales in 2001 were denominated in foreign currencies which were subject to changes in exchange rates.

The Company imports its product from manufacturers located in the Pacific Rim, principally China.  Although the Company generally pays for its product in United States dollars, the cost of such product may fluctuate with the value of the Chinese currency because the purchase price paid to the Company’s vendors in United States dollars would be worth more or less in the Chinese currency.  As a result, the Company’s costs could be adversely affected if the Chinese currency appreciates significantly relative to the United States dollar.  Conversely, its costs would be favorably affected if the Chinese currency depreciates significantly relative to the United States dollar.  In addition, the Company purchased less than 2% of its product from Taiwan (Republic of China) in 2001.  These purchases were denominated in New Taiwan Dollars and were subject to changes in exchange rates.

The Company, from time to time, will enter into foreign exchange contracts or build foreign currency deposits as a partial hedge against currency fluctuations.  The Company intends to manage foreign exchange risks to the extent possible and take appropriate action where warranted.  The Company did not enter into any foreign exchange contracts nor have any foreign exchange contracts outstanding in fiscal 2001 and the first quarter of fiscal 2002.

RESTRICTION ON IMPORTS

The Company does not own or operate any manufacturing facilities and imports most of its products from manufacturers in the Pacific Rim, primarily the People’s Republic of China, Taiwan and The Philippines. The Company also imports a small percentage of its products from sources in India and Europe (primarily Germany, Poland and Czechoslovakia).

The Company’s ability to import products and thereby satisfy customer orders is affected by the availability of, and demand for, quality production capacity abroad.  The Company competes with other importers of specialty giftware products for the limited number of foreign manufacturing sources which can produce detailed, high-quality products at affordable prices. Foreign manufacturing and procurement of imports is subject to the following inherent risks: fluctuations in currency exchange rates; economic and political instability; cost fluctuations and delays in transportation; restrictive actions by governments; nationalizations; the laws and policies of the U.S. affecting importation of goods (including duties, quota and taxes); and foreign trade and tax laws. The Company’s costs could be adversely affected if the currencies of other countries in which the Company sources product appreciate significantly relative to the U.S. dollar.  Moreover, the Company cannot predict what relevant political, legal or regulatory changes may occur or the type or amount of any financial impact on the Company such changes may have in the future.

The Company’s products are subject to customs duties and regulations pertaining to the importation of goods, including requirements for the marking of certain information regarding the country of origin on the Company’s products.  In its ordinary course of business, the Company may be involved in disputes with the U.S. Customs Service regarding the amount of duty to be paid, the value of merchandise to be reported or other customs regulations with respect to certain of the Company’s imports, which may result in the payment of additional duties and/or penalties, or which may result in the refund of duties to the Company.

In fiscal 2001, approximately 87% of the Company’s imports were manufactured in The People’s Republic of China (China), and the Company anticipates that such percentage will hold constant or increase for the foreseeable future. China has joined the World Trade Organization and been accorded permanent “Normal Trade Relations” status by the U.S. government.

However, various commercial and legal practices widespread in China, including the handling of intellectual properties, as well as certain political and military actions taken or suggested by China, are under review by the U.S. government. China, moreover, has been designated a Country of Particular Concern (CPC) pursuant to the International Religious Freedom Act of 1998 (IRFA). The IRFA enumerates several specific retaliatory actions which may be taken by the U.S. government, none of which the Company believes would have a material impact on its business.  The IRFA, however, also accords the President broad discretion in fashioning other or additional actions and, due to the breadth of the Presidential powers under the IRFA, the Company is unable to predict what, if any, action the President could consider taking in the future.

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

SEASONALITY AND WHOLESALE CUSTOMER ORDERS

The Company generally records its highest level of wholesale sales during the second and third quarters as retailers stock merchandise in anticipation of the holiday season.  The Company can also experience fluctuations in quarterly sales and related net income compared with the prior year due to timing of receipt of product from suppliers and subsequent shipment of product from the Company to customers.

	Wholesale Customer Orders Entered (1) (In millions)
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Total

2000	$162	$48	$27	$—	$237
2001	110	47	20	1	177
2002	114	—	—	—	—

(1)  Customer orders entered are orders received and approved by the Company, net of any cancellation for various reasons including credit considerations, inventory shortages, and customer requests.  Customer orders entered for all prior periods presented have been adjusted from previously reported customer orders entered to conform to the Company’s current presentation of wholesale customer orders entered excluding orders from company-operated retail stores.

Through the first quarter of 2002, net wholesale customer orders entered increased 4% as compared to the same period for 2001.  Net wholesale customer orders entered for Village Series products increased 1% through the first quarter of 2002, while net wholesale customer orders entered for General Giftware products increased 9%.

Wholesale orders during the first quarter of 2001 were down 32% when compared to the first quarter of 2000, while wholesale orders during the last three quarters of 2001 were down 9% as compared to the same period in 2000.  The Company faces more challenging order comparisons during the remainder of 2002, as a result of the significant improvement in the order rate after the first quarter in 2001.

As noted in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2001, the number of the Company’s principal customers has declined during the past two years.  The Company believes this trend is continuing during 2002.

Historically, due to the timing of wholesale trade shows early in the calendar year, the Company has received the majority of its total annual wholesale customer orders during the first quarter of each year.  The Company entered 61% and 68% of its total net annual wholesale customer orders during 2001 and 2000, respectively, during the first quarter of each of those years. Cancellations of total annual wholesale customer orders were approximately 8% and 7% in 2001 and 2000, respectively.  The Company’s backlog of wholesale customer orders was $92.0 million and $85.8 million at March 30, 2002 and March 31, 2001, respectively.

The Company receives products, pays its suppliers and ships products throughout the year, although historically the majority of wholesale shipments occur in the second and third quarters as retailers stock merchandise in anticipation of the holiday season.  As a result of this seasonal pattern, the Company generally records its highest wholesale sales during the second and third quarters of each year.  However, the Company can experience fluctuations in quarterly wholesale sales and related net income compared with the prior year due to the timing of receipt of product from suppliers and subsequent shipment of product from the Company to wholesale customers, as well as the timing of orders placed by wholesale customers.  In addition, the Company recognizes the majority of its retail sales in the fourth quarter during the peak holiday shopping season. The Company is not managed to maximize quarter-to-quarter results, but rather to achieve annual objectives designed to achieve long-term growth consistent with the Company’s business strategy.

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

Item 1.       Legal Proceedings

Reference is made to Item 3, “Legal Proceedings,” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2001, which Item is incorporated herein in its entirety.  On March 1, 2002, the Company received net proceeds (before income taxes) of $11.0 million in settlement of the Company’s litigation against Arthur Andersen LLP and Andersen Worldwide Société Coopérative concerning implementation of its information systems, as previously reported. This recovery resulted in other income of $5.4 million and a $5.6 million reduction in net depreciable assets.  A claim under the federal bankruptcy “preference” statute for a refund of the settlement proceeds received by Department 56 may be asserted if insolvency proceedings are filed by or against Arthur Andersen LLP on or before May 30 of this year.

On May 1, 2002, the United States District Court, District of Minnesota entered the order of its Chief Judge granting Department 56 and Susan Engel’s Motion to Dismiss the previously reported class action lawsuit, In Re Department 56, Inc., Securities Litigation.

Item 2.       Changes in Securities and Use of Proceeds

During 2001, in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933, the Company issued an employee 100 common stock options with an exercise price of $6.83 per share.  On March 11, 2002, the optionee exercised the options granted under the Company’s 2001 Non-Officer Stock Option Plan and received 100 shares of common stock. On March 28, 2002, the Company filed Form S-8 registering the shares of common stock issued pursuant to the Company’s 2001 Non-Officer Stock Option Plan.

Notes concerning forward-looking statements:

Any conclusions or expectations expressed in, or drawn from, the statements in this filing concerning matters that are not historical corporate financial results are “forward-looking statements” that involve risks and uncertainties.  These statements are based on management’s estimates, assumptions and projections as of today and are not guarantees of future performance.  Actual results may vary materially from forward-looking statements and the assumptions on which they are based.  The Company undertakes no obligation to update or publish in the future any forward-looking statements. Please read the bases, assumptions and factors set out in Item 7 in the Company’s Form 10-K for 2001 dated March 28, 2002 and filed under the Securities Exchange Act of 1934, all of which is incorporated herein by reference and applicable to the forward-looking statements set forth herein.

Item 6.       Exhibits and Reports on Form 8-K

                   (a)        The following documents are filed as exhibits to this Report.

                                11.1         Computation of net loss per share.

                   (b)        Reports on Form 8-K.

                                The Company filed the following Current Reports on Form 8-K during the first quarter of 2002:

                                •      Form 8-K dated March 12, 2002 containing a Company press release.

                                •      Form 8-K dated March 4, 2002 containing a Company press release.

                                •      Form 8-K dated February 22, 2002 containing a Company press release and financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEPARTMENT 56, INC.

Date: May 14, 2002	/s/ Susan E. Engel
Susan E. Engel Chairwoman of the Board, Chief Executive Officer and Director (Principal Executive Officer)

Date: May 14, 2002	/s/ Timothy J. Schugel
Timothy J. Schugel Chief Financial Officer and Executive Vice President (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Name

11.1	Computation of net loss per share.