Form 10-Q
period 2002-06-29
DEPARTMENT 56 INC
filed 2002-08-09
CIK 902270

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 29, 2002

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

Yes  ☒  No  ☐

As of June 29, 2002, 13,029,821 shares of the registrant’s common stock, par value $.01 per share, were outstanding.

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements

DEPARTMENT 56, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands)

	JUNE 29, 2002	DECEMBER 29, 2001
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$3,696	$48,088
Accounts receivable, net	61,616	23,584
Inventories	15,746	11,151
Other current assets	9,991	11,328
Total current assets	91,049	94,151

PROPERTY AND EQUIPMENT, net	22,425	29,749
GOODWILL, TRADEMARKS AND OTHER, net	60,176	153,963
OTHER ASSETS	2,190	1,958
	$175,840	$279,821

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$2,235	$900
Borrowings on revolving credit agreement	8,000	—
Accounts payable	5,411	10,811
Other current liabilities	23,780	19,546
Total current liabilities	39,426	31,257

DEFERRED TAXES	5,362	7,717
LONG-TERM DEBT	51,765	84,100
STOCKHOLDERS’ EQUITY	79,287	156,747
	$175,840	$279,821

See notes to condensed consolidated financial statements.

DEPARTMENT 56, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In thousands, except per share amounts)

	QUARTER ENDED
	JUNE 29, 2002	JUNE 30, 2001
NET SALES	$59,850	$55,168
COST OF SALES	26,036	23,850
Gross profit	33,814	31,318

OPERATING EXPENSES:
Selling, general, and administrative	14,479	15,348
Amortization of goodwill, trademarks and other	66	1,274
Total operating expenses	14,545	16,622

INCOME FROM OPERATIONS	19,269	14,696

OTHER EXPENSE (INCOME):
Interest expense	840	1,713
Other, net	(46)	59

INCOME BEFORE INCOME TAXES	18,475	12,924

INCOME TAX PROVISION	6,651	4,911

NET INCOME	$11,824	$8,013

NET INCOME PER SHARE — BASIC	$0.91	$0.62

NET INCOME PER SHARE — ASSUMING DILUTION	$0.89	$0.62

WEIGHTED AVERAGE SHARES OUTSTANDING — BASIC	12,974	12,883
WEIGHTED AVERAGE SHARES OUTSTANDING — ASSUMING DILUTION	13,324	12,904

See notes to condensed consolidated financial statements.

DEPARTMENT 56, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In thousands, except per share amounts)

	26 WEEKS ENDED
	JUNE 29, 2002	JUNE 30, 2001
NET SALES	$92,349	$84,294
COST OF SALES	40,257	37,201
Gross profit	52,092	47,093

OPERATING EXPENSES:
Selling, general, and administrative	32,655	30,153
Amortization of goodwill, trademarks and other	133	2,648
Total operating expenses	32,788	32,801

INCOME FROM OPERATIONS	19,304	14,292

OTHER EXPENSE (INCOME):
Interest expense	1,896	3,949
Litigation settlement	(5,388)	—
Other, net	(254)	(256)

INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	23,050	10,599

INCOME TAX PROVISION	8,298	4,028

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	14,752	6,571

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(93,654)	—

NET (LOSS) INCOME	$(78,902)	$6,571

INCOME PER SHARE BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE — BASIC	$1.14	$0.51

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE — BASIC	(7.24)	—

NET (LOSS) INCOME PER SHARE — BASIC	$(6.10)	$0.51

INCOME PER SHARE BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE — ASSUMING DILUTION	$1.12	$0.51

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE — ASSUMING DILUTION	(7.14)	—

NET (LOSS) INCOME PER SHARE — ASSUMING DILUTION	$(6.02)	$0.51

WEIGHTED AVERAGE SHARES OUTSTANDING — BASIC	12,936	12,864
WEIGHTED AVERAGE SHARES OUTSTANDING — ASSUMING DILUTION	13,117	12,901

See notes to condensed consolidated financial statements.

DEPARTMENT 56, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	26 WEEKS ENDED
	JUNE 29, 2002	JUNE 30, 2001

CASH FLOWS FROM OPERATING ACTIVITIES -
Net cash used in operating activities	$(21,601)	$(7,585)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(853)	(1,583)
Net cash used in investing activities	(853)	(1,583)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of common stock options	1,062	—
Borrowings on revolving credit agreement	8,000	6,000
Principal payments on long-term debt	(31,000)	(20,000)
Net cash used in financing activities	(21,938)	(14,000)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(44,392)	(23,168)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	48,088	23,698

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,696	$530

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION -
Cash paid for:
Interest	$2,229	$3,695
Income taxes	$2,774	$200

See notes to condensed consolidated financial statements.

DEPARTMENT 56, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

1.             Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 29, 2001 was derived from the audited consolidated balances as of that date.  The remaining accompanying condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments necessary for a fair presentation.

The results of operations for the quarter and 26 weeks ended June 29, 2002 are not necessarily indicative of the results for the full fiscal year.  It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the 2001 Annual Report to Stockholders and Annual Report on Form 10-K as filed by Department 56, Inc. (the Company) with the Securities and Exchange Commission.

2.             Income Per Common Share

Net income per common share is calculated by dividing net income by the weighted average number of shares outstanding during the period.  Net income per common share assuming dilution reflects per share amounts that would have resulted had the Company’s outstanding stock options been converted to common stock.

3.             Legal Proceedings

Reference is made to Item 3, “Legal Proceedings,” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2001, which Item is incorporated herein in its entirety.  On March 1, 2002, the Company received net proceeds (before income taxes) of $11.0 million in settlement of the Company’s litigation against Arthur Andersen LLP and Andersen Worldwide Société Coopérative concerning implementation of its information systems. This recovery resulted in other income of $5.4 million and a $5.6 million reduction in net depreciable assets.

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

Had SFAS No. 142 been effective at the beginning of 2001, the non-amortization provisions would have had the following effect on the results of the quarter and 26 weeks ended June 29, 2002:

QUARTER ENDED
(In thousands, except per share amounts)	JUNE 29, 2002	JUNE 30, 2001

Reported net income

$

11,824

$

8,013

Add back:  Goodwill amortization

—

1,119

Add back:  Trademark amortization, net of tax

—

71

Adjusted net income

$

11,824

$

9,203

Basic earnings per share:

Reported net income per share

$

0.91

$

0.62

Goodwill amortization

—

0.09

Trademark amortization

—

—

Adjusted net income per share — basic

$

0.91

$

0.71

Diluted earnings per share:

Reported net income per share

$

0.89

$

0.62

Goodwill amortization

—

0.09

Trademark amortization

—

—

Adjusted net income per share — assuming dilution

$

0.89

$

0.71

26 WEEKS ENDED
(In thousands, except per share amounts)	JUNE 29, 2002	JUNE 30, 2001

Reported net (loss) income

$

(78,902

)

$

6,571

Add back:  Goodwill amortization

—

2,237

Add back:  Trademarks amortization, net of tax

—

143

Adjusted net (loss) income

(78,902

)

8,951

Add back:  Cumulative effect of change in accounting principle

93,654

—

Adjusted earnings before cumulative effect of change in accounting principle

$

14,752

$

8,951

Basic earnings per share:

Reported net (loss) income per share

$

(6.10

)

$

0.51

Goodwill amortization

—

0.17

Trademark amortization

—

0.01

Adjusted net (loss) income per share — basic

(6.10

)

0.69

Add back:  Cumulative effect of change in accounting principle

7.24

—

Adjusted earnings per share before cumulative effect of change in accounting principle — basic

$

1.14

$

0.69

Diluted earnings per share:

Reported net (loss) income per share

$

(6.02

)

$

0.51

Goodwill amortization

—

0.17

Trademark amortization

—

0.01

Adjusted net (loss) income per share — assuming dilution

(6.02

)

0.69

Add back:  Cumulative effect of change in accounting principle

7.14

—

Adjusted earnings per share before cumulative effect of change in accounting principle — assuming dilution

$

1.12

$

0.69

In accordance with SFAS No. 142, the Company will continue to amortize non-compete agreements (i.e. finite-lived intangible assets).  Amortization of non-compete agreements was $66 and $67 during the first and second quarters of 2002, respectively.  Expected annual amortization expense for non-compete agreements recorded as of December 30, 2001 (fiscal 2002) is as follows:

2002	$248
2003	231
2004	231
2005	196
2006	141
Thereafter	379

$

1,426

The above amortization expense forecast is an estimate.  Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, impairment of intangible assets, accelerated amortization of intangible assets, and other events.

Included in goodwill, trademarks and other on the Company’s consolidated balance sheet as of the end of the second quarter, June 29, 2002, and as of the latest fiscal year end, December 29, 2001, are the following acquired intangible assets by reporting segment (net of accumulated amortization):

(In thousands)	JUNE 29, 2002	DECEMBER 29, 2001

WHOLESALE:

Goodwill

$

37,074

$

130,728

Trademarks

13,761

13,761

Non-compete agreements

1,009

1,097

$

51,844

$

145,586

RETAIL:

Goodwill

$

7,912

$

7,912

Trademarks

137

137

Non-compete agreements

283

328

$

8,332

$

8,377

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

	QUARTER ENDED		26 WEEKS ENDED
(In thousands)	JUNE 29, 2002	JUNE 30, 2001	JUNE 29, 2002	JUNE 30, 2001

WHOLESALE:

Net sales

$

58,827

$

54,289

$

85,993

$

82,996

Income from operations

28,604

26,408

39,581

37,203

RETAIL:

Net sales

$

1,023

$

879

$

6,356

$

1,298

Loss from operations

(1,057

)

(390

)

(2,690

)

(836

)

OTHER -

Loss from operations

$

(8,278

)

$

(11,322

)

$

(17,587

)

$

(22,075

)

CONSOLIDATED:

Net sales

$

59,850

$

55,168

$

92,349

$

84,294

Income from operations

19,269

14,696

19,304

14,292

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Comparison of Results of Operations for the Quarter Ended June 29, 2002 to the Quarter Ended June 30, 2001.

(In millions)	QUARTER ENDED JUNE 29, 2002		QUARTER ENDED JUNE 30, 2001
	Dollars	% of Net Sales	Dollars	% of Net Sales

Net sales	$59.9	100%	$55.2	100%

Gross profit	33.8	57	31.3	57

Selling, general, and administrative expenses	14.5	24	15.3	28

Amortization of goodwill, trademarks and other	0.1	—	1.3	2

Income from operations	19.3	32	14.7	27

Interest expense	0.8	1	1.7	3

Other, net	—	—	0.1	—

Income before income taxes	18.5	31	12.9	23

Income tax provision	6.7	11	4.9	9

Net income	11.8	20	8.0	15

Net Sales

Net sales increased $4.7 million, or 8%, from $55.2 million in the second quarter of 2001 to $59.9 in the second quarter of 2002.  The increase in sales was principally due to an increase in wholesale sales to independent gift retailers (wholesale customers).

Wholesale sales increased $4.5 million, or 8%, from $54.3 million in the second quarter of 2001 to $58.8 million in the second quarter of 2002.  The increase in wholesale revenues was principally due to the Company’s ability to source and ship product earlier and the effect of a $1.0 million reduction in the provision for sales returns and credits resulting from lower levels of product returns.  Wholesale sales of the Company’s Village Series products decreased $3.1 million, or 8%, while sales of General Giftware products increased $7.7 million, or 46% between the two periods.  Village Series products represented 58% of the Company’s sales during the second quarter of 2002 versus 69% during the second quarter of 2001.

Retail sales increased $0.1 million from $0.9 million in 2001 to $1.0 million in 2002. The Company’s retail business is comprised of its Department 56 branded year-round stores, seasonal stores operating under the name “Holidays by Department 56” and seasonally-operated kiosks operating under the Geppeddo® brand.  Second quarter 2001 and 2002 retail sales reflect the operations of the three year-round stores.  The Company recognizes the majority of its retail sales in the fourth quarter during the peak holiday shopping season.

Gross Profit

Gross profit as a percentage of net sales was 56.8% and 56.5% in the second quarter of 2001 and 2002, respectively.  The decrease in gross profit as a percentage of net sales during the second quarter of 2002 compared to the second quarter of 2001 was principally due to a shift in the mix of wholesale product shipments as noted above, partially offset by the adjustment to the provision for sales returns and credits.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $0.9 million, or 6%, between the second quarter of 2001 and the second quarter of 2002.  Selling, general and administrative expenses as a percentage of net sales was 28% and 24% in the second quarter of 2001 and 2002, respectively.  The decrease in selling, general and administrative expenses as a percentage of net sales in the second quarter of 2002 compared to the second quarter of 2001 was primarily the result of cost control initiatives in the Company’s wholesale segment and decreased depreciation expense, partially offset by increased retail operations.  Retail selling, general and administrative expenses increased primarily due to the acquisition of Geppeddo during the third quarter of 2001. Retail sales, which have higher selling, general and administrative expenses as a percentage of sales than wholesale sales, represented 2% of total net sales during the second quarter of 2002 and 2001.

Interest Expense

Interest expense decreased $0.9 million, or 51%, between the second quarter of 2001 and the second quarter of 2002 principally due to decreased interest rates paid by the Company and a decrease in the amount of term debt outstanding.  The Company prepaid $20 million of its term debt in March 2001, $1.0 million in March 2002, and $30 million in May 2002.

Provision for Income Taxes

The effective income tax rate was 38% during the second quarter of 2001 and 36% during the second quarter of 2002.  The change in the effective income tax rate reflects the change in accounting for goodwill as a result of the Company’s adoption of SFAS No. 142.

RESULTS OF OPERATIONS

Comparison of Results of Operations for the 26 Weeks Ended June 29, 2002 to the 26 Weeks Ended June 30, 2001.

(In millions)	26 WEEKS ENDED JUNE 29, 2002		26 WEEKS ENDED JUNE 30, 2001
	Dollars	% of Net Sales	Dollars	% of Net Sales

Net sales	$92.3	100%	$84.3	100%

Gross profit	52.1	56	47.1	56

Selling, general, and administrative expenses	32.7	35	30.2	36

Amortization of goodwill, trademarks and other	0.1	—	2.6	3

Income from operations	19.3	21	14.3	17

Interest expense	1.9	2	3.9	5

Litigation settlement	(5.4)	6	—	—

Other, net	(0.3)	—	(0.3)	—

Income before income taxes and cumulative effect of change in accounting principle	23.1	25	10.6	13

Income tax provision	8.3	9	4.0	5

Income before cumulative effect of change in accounting principle	14.8	16	6.6	8

Cumulative effect of change in accounting principle	(93.7)	N/A	—	—

Net (loss) income	(78.9)	N/A	6.6	8

Net Sales

Net sales increased $8.1 million, or 10%, from $84.3 million in 2001 to $92.3 in 2002. The increase in sales was principally due to an increase in retail sales and an increase in wholesale sales to independent gift retailers (wholesale customers).

Wholesale sales increased $3.0 million, or 4%, from $83.0 million in 2001 to $86.0 million in 2002.  The increase in wholesale revenues was principally due to the Company’s ability to source and ship product earlier and the effect of a $1.0 million reduction in the provision for sales returns and credits resulting from lower levels of product returns.  Wholesale sales of the Company’s Village Series products decreased $1.6 million, or 3%, while sales of General Giftware products increased $4.6 million, or 16% between the two periods.  Village Series products represented 61% of the Company’s sales during 2002 versus 65% during 2001.

Retail sales increased $5.1 million from $1.3 million in 2001 to $6.4 million in 2002. The Company’s retail business is comprised of its Department 56 branded year-round stores, seasonal stores operating under the name “Holidays by Department 56” and seasonally-operated kiosks operating under the Geppeddo® brand.  Retail sales for 2002 benefited from the addition of ten seasonal stores and 359 seasonal kiosks during the latter part of 2001 that were open during January 2002, as well as, the first quarter results of one of its year-round stores that was opened during the second quarter of 2001.

Gross Profit

Gross profit as a percentage of net sales was 55.9% and 56.4% in 2001 and 2002, respectively.  The increase in gross profit as a percentage of net sales during 2002 compared to gross profit as a percentage of net sales for 2001 was principally due to an increase in retail sales (which provide higher gross margins) and the benefit from the adjustment to the provision for sales returns and credits noted above, partially offset by a shift in the mix of wholesale product shipments as noted above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $2.5 million, or 8%, between 2001 and 2002.  Selling, general and administrative expenses as a percentage of net sales was 36% and 35% in 2001 and 2002, respectively.  The decrease in selling, general and administrative expenses as a percentage of net sales in 2002 compared to 2001 is principally due to cost control initiatives in the Company’s wholesale segment and decreased depreciation expense, partially offset by increased retail operations.  Retail selling, general and administrative expenses increased during 2002 primarily due to the acquisition of Geppeddo during the third quarter of 2001.  Retail sales, which have higher selling, general and administrative expenses as a percentage of sales than wholesale sales, represented 7% of total net sales during 2002 compared to 2% during 2001.

Interest Expense

Interest expense decreased $2.1 million, or 52%, between 2001 and 2002 principally due to decreased interest rates paid by the Company and a decrease in the amount of term debt outstanding.  The Company prepaid $20 million of its term debt in March 2001, $1.0 million in March 2002, and $30 million in May 2002.

Litigation Settlement

On March 1, 2002, the Company received net proceeds (before income taxes) of $11.0 million in settlement of the Company’s litigation against Arthur Andersen LLP and Andersen Worldwide Société Coopérative concerning implementation of its information systems. This recovery resulted in other income of $5.4 million and a $5.6 million reduction in net depreciable assets.

Provision for Income Taxes

The effective income tax rate was 38% during the 26 weeks ended June 30, 2001 and 36% during the 26 weeks ended June 29, 2002.  The change in the effective income tax rate reflects the change in accounting for goodwill noted above.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities increased $14.0 million from $7.6 million in 2001 to $21.6 million in 2002 principally due to higher cash collections in 2001 as a result of the higher than normal accounts receivable balances at the end of 2000.  This increase was partially offset by the $11.0 million net proceeds (before income taxes) received as a result of the Company’s litigation settlement (see Note 3 to the condensed consolidated financial statements).

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

Accounts receivable, net of reserves, which principally consists of wholesale trade receivables, increased from $57.5 million at June 30, 2001 to $61.6 million at June 29, 2002.  The increase in accounts receivable was principally due to the increase in wholesale sales, as well as, the decrease in the provision for sales returns and credits noted above.  Management believes there is adequate provision for any doubtful accounts receivable and sales returns that may arise.

Capital expenditures decreased $0.7 million from $1.6 million in 2001 to $0.9 million in 2002.  For fiscal 2002, management expects total capital expenditures to be in line with historical levels of 1% to 2% of annual revenues.

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

During the first quarter of 2001, the Company prepaid $20 million of term debt.  During the first quarter of 2002, the Company paid $1.0 million of term debt consisting of an annual amortization payment of $0.9 million, and a $0.1 million prepayment of its annual installment due March 2003.  During the second quarter of 2002, the Company prepaid $30 million of term debt due March 2003. As of June 29, 2002, the total term debt outstanding was $54 million.  The Company’s remaining term debt requires amortization payments of $2.2 million and $51.8 million due in March 2003 and 2004, respectively.

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

The Company believes that the selection and application of its accounting policies are appropriately reasoned.  Management believes the following require the most difficult, subjective or complex judgments about matters that are inherently uncertain.

Sales Returns — An allowance is established for expenses and losses related to possible returns of product.  The amount of the allowance is based on historical ratios of returns to sales, the historical average length of time between the sale and the return, and other factors.  Changes in customers’ behavior versus historical experience or changes in the Company’s return policies are among the factors that would result in materially different amounts for this item.

Inventory Valuation — A reserve is established for estimated surplus and discontinued inventory items.  The amount of the reserve is determined by analyzing historical and projected sales information, plans for discontinued products and other factors.  Changes in sales volumes due to unexpected economic or competitive conditions are among the factors that would result in materially different amounts for this item.

Allowance for Doubtful Accounts — An allowance is established for estimated uncollectible accounts receivable. The required allowance is determined by reviewing customer accounts and making estimates of amounts that may be uncollectible.  Factors considered in determining the amount of the reserve include the age of the receivable, the financial condition of the customer, general business, economic and political conditions, and other relevant facts and circumstances.  Unexpected changes in the aforementioned factors would result in materially different amounts for this item.

RECENT DEVELOPMENTS

The Company continues to closely monitor the contract negotiations between the Pacific Maritime Association (PMA) and the International Longshore and Warehouse Union.  The PMA represents West Coast port employers and shippers, whom handle the majority of the Company’s import shipments from overseas suppliers.  The previous contract between the PMA and union longshoremen expired on July 1, 2002, and a series of 24-hour contract extensions have been agreed to since the expiration.  Negotiation between the parties continues to progress.  A strike by the union members could cause a disruption in the operations of the Company and therefore could affect the Company’s earnings guidance.

FOREIGN EXCHANGE

Approximately 97% of the Company’s sales in 2001 and 2002 were denominated in United States dollars and, as a result, were not subject to changes in exchange rates.  Approximately 3% of the Company’s sales in 2001 and 2002 were denominated in foreign currencies which were subject to changes in exchange rates.

The Company imports its product from manufacturers located in the Pacific Rim, principally China.  Although the Company generally pays for its product in United States dollars, the cost of such product may fluctuate with the value of the Chinese currency because the purchase price paid to the Company’s vendors in United States dollars would be worth more or less in the Chinese currency.  As a result, the Company’s costs could be adversely affected if the Chinese currency appreciates significantly relative to the United States dollar.  Conversely, its costs could be favorably affected if the Chinese currency depreciates significantly relative to the United States dollar.  In addition, the Company purchased less than 2% of its product from Taiwan (Republic of China) in 2001.  These purchases were denominated in New Taiwan Dollars and were subject to changes in exchange rates.

The Company, from time to time, will enter into foreign exchange contracts or build foreign currency deposits as a partial hedge against currency fluctuations.  The Company intends to manage foreign exchange risks to the extent possible and take appropriate action where warranted.  The Company did not enter into any foreign exchange contracts nor have any foreign exchange contracts outstanding in 2001 and 2002.

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

SEASONALITY AND WHOLESALE CUSTOMER ORDERS

	Wholesale Customer Orders Entered(1)
	(In millions)
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Total

2000	$162	$48	$27	$—	$237
2001	110	47	20	1	177
2002	114	42	—	—	—

(1)  Customer orders entered are orders received and approved by the Company, net of any cancellation for various reasons including credit considerations, inventory shortages, and customer requests.  Wholesale customer orders entered exclude orders from company-operated retail stores.

Wholesale customer orders decreased $0.7 million, or 0.5%, from $156.6 million to $155.9 million through the second quarter of 2001 and 2002, respectively.  The decrease in wholesale customer orders was principally due to a continued slow erosion of the Company’s collectible account base as noted in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2001.  Net wholesale customer orders entered for Village Series products decreased 4% through the second quarter of 2002, while net wholesale customer orders entered for General Giftware products increased 5%.

Historically, due to the timing of wholesale trade shows early in the calendar year, the Company has received the majority of its total annual wholesale customer orders during the first quarter of each year.  The Company entered 62% and 68% of its total net annual wholesale customer orders during 2001 and 2000, respectively, during the first quarter of each of those years. Cancellations of total annual wholesale customer orders were approximately 8% and 7% in 2001 and 2000, respectively.  The Company’s backlog of wholesale customer orders was $76.6 million and $78.6 million at June 29, 2002 and June 30, 2001, respectively.

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

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

Reference is made to Item 3, “Legal Proceedings,” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2001, which Item is incorporated herein in its entirety.  On March 1, 2002, the Company received net proceeds (before income taxes) of $11.0 million in settlement of the Company’s litigation against Arthur Andersen LLP and Andersen Worldwide Société Coopérative concerning implementation of its information systems. This recovery resulted in other income of $5.4 million and a $5.6 million reduction in net depreciable assets.

On May 1, 2002, the United States District Court, District of Minnesota entered the order of its Chief Judge granting Department 56 and Susan Engel’s Motion to Dismiss the previously reported class action lawsuit, In Re Department 56, Inc., Securities Litigation.

Item 4.    Submission of Matters to a Vote of Security Holders

The following matters were submitted to a vote of security holders during the Company’s Annual Meeting of Stockholders held on May 8, 2002.

Description of Matter:

1.	Election of Directors	Votes Cast For	Authority Withheld

	Susan E. Engel	10,815,678	1,549,609
	James E. Bloom	11,655,729	709,558
	Michael R. Francis	11,668,529	696,758
	Stewart M. Kasen	11,668,449	696,838
	Gary S. Matthews	11,670,029	695,258
	Steven G. Rothmeier	11,668,354	696,933
	Vin Weber	11,672,629	692,658

		For	Against	Abstain	Broker Non-Votes
2.	Ratification of Deloitte & Touche llp as independent accountants	12,280,559	74,858	9,870	0

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

(b)                                 Reports on Form 8-K.

The Company filed the following Current Reports on Form 8-K during the second quarter of 2002:

•                                          Form 8-K dated May 15, 2002 containing a Company press release.

•                                          Form 8-K dated May 2, 2002.

•                                          Form 8-K dated April 26, 2002 containing a Company press release and financial statements.

•                                          Form 8-K dated April 9, 2002 containing a Company press release.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEPARTMENT 56, INC.

Date: August 9, 2002	/s/ Susan E. Engel
Susan E. Engel
Chairwoman of the Board,
Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 9, 2002	/s/ Timothy J. Schugel
Timothy J. Schugel
Chief Financial Officer and Executive Vice President
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Name	Page Number

11.1	Computation of net income per share.