Form 10-Q
period 2002-09-28
DEPARTMENT 56 INC
filed 2002-11-07
CIK 902270

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 28, 2002

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

As of September 28, 2002, 13,074,155 shares of the registrant’s common stock, par value $.01 per share, were outstanding.

PART I  -  FINANCIAL INFORMATION

Item 1.   Financial Statements

DEPARTMENT 56, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands)

	SEPTEMBER 28, 2002	DECEMBER 29, 2001	SEPTEMBER 29, 2001
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$3,535	$48,088	$249
Accounts receivable, net	95,521	23,584	88,611
Inventories	21,550	11,151	19,002
Other current assets	10,213	11,328	10,087
Total current assets	130,819	94,151	117,949

PROPERTY AND EQUIPMENT, net	21,519	29,749	30,657
GOODWILL, TRADEMARKS AND OTHER, net	60,118	153,963	155,163
OTHER ASSETS	2,165	1,958	2,076
	$214,621	$279,821	$305,845

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$2,235	$900	$900
Borrowings on revolving credit agreement	36,000	—	31,000
Accounts payable	10,527	10,811	7,073
Other current liabilities	20,049	19,546	22,810
Total current liabilities	68,811	31,257	61,783

DEFERRED TAXES	5,409	7,717	6,176
LONG-TERM DEBT	51,765	84,100	84,100
STOCKHOLDERS’ EQUITY	88,636	156,747	153,786
	$214,621	$279,821	$305,845

See notes to condensed consolidated financial statements.

DEPARTMENT 56, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In thousands, except per share amounts)

	QUARTER ENDED
	SEPTEMBER 28, 2002	SEPTEMBER 29, 2001
NET SALES	$58,562	$60,129
COST OF SALES	27,869	27,107
Gross profit	30,693	33,022

OPERATING EXPENSES:
Selling, general, and administrative	15,519	16,551
Amortization of goodwill, trademarks and other	58	1,290
Total operating expenses	15,577	17,841

INCOME FROM OPERATIONS	15,116	15,181

OTHER EXPENSE:
Interest expense	761	1,694
Other, net	233	3,006

INCOME BEFORE INCOME TAXES	14,122	10,481

INCOME TAX PROVISION	5,084	3,983

NET INCOME	$9,038	$6,498

NET INCOME PER SHARE – BASIC	$0.69	$0.50

NET INCOME PER SHARE – ASSUMING DILUTION	$0.69	$0.50

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC	13,044	12,887
WEIGHTED AVERAGE SHARES OUTSTANDING – ASSUMING DILUTION	13,181	12,916

See notes to condensed consolidated financial statements.

DEPARTMENT 56, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In thousands, except per share amounts)

	39 WEEKS ENDED
	SEPTEMBER 28, 2002	SEPTEMBER 29, 2001
NET SALES	$150,911	$144,423
COST OF SALES	68,126	64,309
Gross profit	82,785	80,114

OPERATING EXPENSES:
Selling, general, and administrative	48,175	46,704
Amortization of goodwill, trademarks and other	190	3,938
Total operating expenses	48,365	50,642

INCOME FROM OPERATIONS	34,420	29,472

OTHER EXPENSE (INCOME):
Interest expense	2,657	5,643
Litigation settlement	(5,388)	—
Other, net	(21)	2,749

INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	37,172	21,080

INCOME TAX PROVISION	13,382	8,010

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	23,790	13,070

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(93,654)	—

NET (LOSS) INCOME	$(69,864)	$13,070

INCOME PER SHARE BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE – BASIC	$1.83	$1.02

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE – BASIC	(7.22)	—

NET (LOSS) INCOME PER SHARE – BASIC	$(5.39)	$1.02

INCOME PER SHARE BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE – ASSUMING DILUTION	$1.81	$1.01

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE – ASSUMING DILUTION	(7.13)	—

NET (LOSS) INCOME PER SHARE – ASSUMING DILUTION	$(5.32)	$1.01

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC	12,972	12,872
WEIGHTED AVERAGE SHARES OUTSTANDING – ASSUMING DILUTION	13,139	12,906

See notes to condensed consolidated financial statements.

DEPARTMENT 56, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	39 WEEKS ENDED
	SEPTEMBER 28, 2002	SEPTEMBER 29, 2001

CASH FLOWS FROM OPERATING ACTIVITIES -
Net cash used in operating activities	$(49,438)	$(22,443)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,337)	(2,406)
Acquisitions	—	(9,600)
Net cash used in investing activities	(1,337)	(12,006)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of common stock options	1,222	—
Borrowings on revolving credit agreement	36,000	31,000
Principal payments on long-term debt	(31,000)	(20,000)
Net cash provided by financing activities	6,222	11,000

NET DECREASE IN CASH AND CASH EQUIVALENTS	(44,553)	(23,449)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	48,088	23,698

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,535	$249

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION -
Cash paid for:
Interest	$2,974	$5,210
Income taxes	$13,356	$287

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

The results of operations for the quarter and 39 weeks ended September 28, 2002 are not necessarily indicative of the results for the full fiscal year.  It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the 2001 Annual Report to Stockholders and Annual Report on Form 10-K as filed by Department 56, Inc. (the Company) with the Securities and Exchange Commission.

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

Had SFAS No. 142 been effective at the beginning of 2001, the non-amortization provisions would have had the following effect on the results of the quarter and 39 weeks ended September 29, 2001:

QUARTER ENDED
(In thousands, except per share amounts)	SEPTEMBER 28, 2002	SEPTEMBER 29, 2001

Reported net income

$

9,038

$

6,498

Add back:  Goodwill amortization

—

1,119

Add back:  Trademark amortization, net of tax

—

71

Adjusted net income

$

9,038

$

7,688

Basic earnings per share:

Reported net income per share

$

0.69

$

0.50

Goodwill amortization

—

0.09

Trademark amortization

—

0.01

Adjusted net income per share – basic

$

0.69

$

0.60

Diluted earnings per share:

Reported net income per share

$

0.69

$

0.50

Goodwill amortization

—

0.09

Trademark amortization

—

0.01

Adjusted net income per share – assuming dilution

$

0.69

$

0.60

39 WEEKS ENDED
(In thousands, except per share amounts)	SEPTEMBER 28, 2002	SEPTEMBER 29, 2001

Reported net (loss) income

$

(69,864

)

$

13,070

Add back:  Goodwill amortization

—

3,356

Add back:  Trademarks amortization, net of tax

—

214

Adjusted net (loss) income

(69,864

)

16,640

Add back:  Cumulative effect of change in accounting principle

93,654

—

Adjusted earnings before cumulative effect of change in accounting principle

$

23,790

$

16,640

Basic earnings per share:

Reported net (loss) income per share

$

(5.39

)

$

1.02

Goodwill amortization

—

0.26

Trademark amortization

—

0.01

Adjusted net (loss) income per share – basic

(5.39

)

1.29

Add back:  Cumulative effect of change in accounting principle

7.22

—

Adjusted earnings per share before cumulative effect of change in accounting principle – basic

$

1.83

$

1.29

Diluted earnings per share:

Reported net (loss) income per share

$

(5.32

)

$

1.01

Goodwill amortization

—

0.26

Trademark amortization

—

0.02

Adjusted net (loss) income per share – assuming dilution

(5.32

)

1.29

Add back:  Cumulative effect of change in accounting principle

7.13

—

Adjusted earnings per share before cumulative effect of change in accounting principle – assuming dilution

$

1.81

$

1.29

In accordance with SFAS No. 142, the Company will continue to amortize non-compete agreements (i.e. finite-lived intangible assets).  Amortization of non-compete agreements was $66, $67 and $57 during the first, second and third quarters of 2002, respectively.  Expected annual amortization expense for non-compete agreements recorded as of December 30, 2001 (fiscal 2002) is as follows:

2002	$248
2003	231
2004	231
2005	196
2006	141
Thereafter	378

$

1,425

The above amortization expense forecast is an estimate.  Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, impairment of intangible assets, accelerated amortization of intangible assets, and other events.

Included in goodwill, trademarks and other on the Company’s consolidated balance sheet as of the end of the third quarter, September 28, 2002, and as of the latest fiscal year end, December 29, 2001, are the following acquired intangible assets by reporting segment (net of accumulated amortization):

(In thousands)	SEPTEMBER 28, 2002	DECEMBER 29, 2001

WHOLESALE:

Goodwill

$

37,074

$

130,728

Trademarks

13,761

13,761

Non-compete agreements

975

1,097

$

51,810

$

145,586

RETAIL:

Goodwill

$

7,912

$

7,912

Trademarks

137

137

Non-compete agreements

259

328

$

8,308

$

8,377

5.        Segments of the Company and Related Information

The Company has two reportable segments — wholesale and retail.  Although the product produced and sold for each segment is similar, the type of customer for the product and the method used to distribute the product are different.  The segmentation of these operations also reflects how the Company’s chief executive officer (the CEO) currently reviews the results of these operations. Income from operations for each operating segment includes specifically identifiable operating costs such as cost of sales and selling expenses.  General and administrative expenses are generally not allocated  to specific operating segments and are therefore reflected in the other category.  Other components of the statement of operations which are classified below income from operations are also not allocated by segment.  In addition, the Company does not account for or report assets, capital expenditures or depreciation and amortization by segment.  All transactions between operating segments have been eliminated and are not included in the following table.

	QUARTER ENDED		39 WEEKS ENDED
(In thousands)	SEPTEMBER 28, 2002	SEPTEMBER 29, 2001	SEPTEMBER 28, 2002	SEPTEMBER 29, 2001

WHOLESALE:

Net sales

$

56,916

$

58,505

$

142,909

$

141,501

Income from operations

25,615

27,985

65,196

65,189

RETAIL:

Net sales

$

1,646

$

1,624

$

8,002

$

2,922

Loss from operations

(1,998

)

(373

)

(4,794

)

(1,211

)

OTHER -

Loss from operations

$

(8,501

)

$

(12,431

)

$

(25,982

)

$

(34,506

)

CONSOLIDATED:

Net sales

$

58,562

$

60,129

$

150,911

$

144,423

Income from operations

15,116

15,181

34,420

29,472

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Comparison of Results of Operations for the Quarter Ended September 28, 2002 to the Quarter Ended September 29, 2001.

	QUARTER ENDED SEPTEMBER 28, 2002		QUARTER ENDED SEPTEMBER 29, 2001
(In millions)	Dollars	% of Net Sales	Dollars	% of Net Sales

Net sales	$58.6	100%	$60.1	100%

Gross profit	30.7	52	33.0	55

Selling, general, and administrative expenses	15.5	27	16.6	28

Amortization of goodwill, trademarks and other	0.1	—	1.3	2

Income from operations	15.1	26	15.2	25

Interest expense	0.8	1	1.7	3

Other, net	0.2	—	3.0	5

Income before income taxes	14.1	24	10.5	17

Income tax provision	5.1	9	4.0	7

Net income	9.0	15	6.5	11

Net Sales

Net sales decreased $1.6 million, or 3%, from $60.1 million in the third quarter of 2001 to $58.6 in the third quarter of 2002.  The decrease in sales was principally due to a decrease in wholesale sales to independent gift retailers (wholesale customers).

Wholesale sales decreased $1.6 million, or 3%, from $58.5 million in the third quarter of 2001 to $56.9 million in the third quarter of 2002.  The decrease in wholesale revenues was principally due to additional revenues received during 2001 from the Company’s 25th Anniversary Celebration, partially offset in 2002 by the effect of a $1.0 million reduction in the provision for sales returns and credits resulting from continued favorable experience with respect to product return levels.  Wholesale sales of the Company’s Village Series products decreased $3.5 million, or 10%, while sales of General Giftware products increased $1.9 million, or 8% between the two periods.  Village Series products represented 55% of the Company’s sales during the third quarter of 2002 versus 59% during the third quarter of 2001.

Retail sales were $1.6 million during the third quarters of both 2001 and 2002. The Company’s retail business is comprised of its Department 56 branded year-round stores, seasonal stores operating under the name “Holidays by Department 56™” and seasonally-operated kiosks operating under the Geppeddo® brand.  Third quarter 2001 and 2002 retail sales principally reflect the operations of the three year-round stores.  The Company recognizes the majority of its retail sales in the fourth quarter during the peak holiday shopping season.

Gross Profit

Gross profit as a percentage of net sales was 54.9% and 52.4% in the third quarter of 2001 and 2002, respectively.  The decrease in gross profit as a percentage of net sales during the third quarter of 2002 compared to the third quarter of 2001 was principally due to the mix shift in wholesale product shipments within and between product lines, partially offset by reduced sales returns and credits.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $1.0 million, or 6%, between the third quarter of 2001 and the third quarter of 2002.  Selling, general and administrative expenses as a percentage of net sales were 28% and 27% in the third quarter of 2001 and 2002, respectively.  The decrease in selling, general and administrative expenses as a percentage of net sales in the third quarter of 2002 compared to the third quarter of 2001 was primarily the result of non-recurring expenses related to the Company’s 25th Anniversary Celebration in 2001, cost control initiatives in the Company’s wholesale segment and decreased depreciation expense resulting from a reduction in capitalized assets that occurred upon settlement of litigation (see Note 3 to the condensed consolidated financial statements), partially offset by increased retail operations. Retail sales, which have higher selling, general and administrative expenses as a percentage of sales than wholesale sales, represented 3% of total net sales during the third quarter of 2001 and 2002.

Interest Expense

Interest expense decreased $0.9 million, or 55%, between the third quarter of 2001 and the third quarter of 2002 principally due to decreased interest rates paid by the Company and a decrease in the amount of term debt outstanding.  The Company prepaid $1.0 million of its term debt in March 2002, and $30 million in May 2002.

Provision for Income Taxes

The effective income tax rate was 38% during the third quarter of 2001 and 36% during the third quarter of 2002.  The change in the effective income tax rate reflects the change in accounting for goodwill as a result of the Company’s adoption of SFAS No. 142.

RESULTS OF OPERATIONS

Comparison of Results of Operations for the 39 Weeks Ended September 28, 2002 to the 39 Weeks Ended September 29, 2001.

	39 WEEKS ENDED SEPTEMBER 28, 2002		39 WEEKS ENDED SEPTEMBER 29, 2001
(In millions)	Dollars	% of Net Sales	Dollars	% of Net Sales

Net sales	$150.9	100%	$144.4	100%

Gross profit	82.8	55	80.1	55

Selling, general, and administrative expenses	48.2	32	46.7	32

Amortization of goodwill, trademarks and other	0.2	—	3.9	3

Income from operations	34.4	23	29.5	20

Interest expense	2.7	2	5.6	4

Litigation settlement	(5.4)	4	—	—

Other, net	—	—	2.7	2

Income before income taxes and cumulative effect of change in accounting principle	37.2	25	21.1	15

Income tax provision	13.4	9	8.0	6

Income before cumulative effect of change in accounting principle	23.8	16	13.1	9

Cumulative effect of change in accounting principle	(93.7)	N/A	—	—

Net (loss) income	(69.9)	N/A	13.1	9

Net Sales

Net sales increased $6.5 million, or 4%, from $144.4 million in 2001 to $150.9 in 2002. The increase in sales was principally due to an increase in retail sales and an increase in wholesale sales to independent gift retailers (wholesale customers).

Wholesale sales increased $1.4 million, or 1%, from $141.5 million in 2001 to $142.9 million in 2002.  The increase in wholesale revenues was principally due to the effect of a $2.0 million reduction in the provision for sales returns and credits resulting from lower levels of product returns.  Wholesale sales of the Company’s Village Series products decreased $5.0 million, or 6%, while sales of General Giftware products increased $6.5 million, or 12% between the two periods.  Village Series products represented 58% of the Company’s sales during 2002 versus 63% during 2001.

Retail sales increased $5.1 million from $2.9 million in 2001 to $8.0 million in 2002. The Company’s retail business is comprised of its Department 56 branded year-round stores, seasonal stores operating under the name “Holidays by Department 56” and seasonally-operated kiosks operating under the Geppeddo brand.  Retail sales for 2002 benefited from the addition of ten seasonal stores and 359 seasonal kiosks during the latter part of 2001 that were open during January 2002, as well as the first quarter results of one of its year-round stores that was opened during the second quarter of 2001.  The Company’s retail operations historically generate losses in the first three quarters of the Company’s fiscal year and income from operations during the fourth quarter.

Gross Profit

Gross profit as a percentage of net sales was 55.5% and 54.9% in 2001 and 2002, respectively.  The decrease in gross profit as a percentage of net sales during 2002 compared to gross profit as a percentage of net sales for 2001 was principally due to the mix shift in wholesale product shipments noted above, partially offset by the increase in retail sales (which provide higher gross margins) and reduced sales returns and credits.  Retail sales represented 2% of sales in the first nine months of 2001 compared to 5% in the first nine months of 2002.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $1.5 million, or 3%, between 2001 and 2002.  Selling, general and administrative expenses as a percentage of net sales were 32% in both 2001 and 2002.  The increase in selling, general and administrative expenses in 2002 compared to 2001 is principally due to increased retail operations, partially offset by the non-recurring expenses related to the Company’s 25th Anniversary Celebration in 2001, cost control initiatives in the Company’s wholesale segment and decreased depreciation expense resulting from a reduction in capitalized assets that occurred upon settlement of litigation (see Note 3 to the condensed consolidated financial statements).  Retail selling, general and administrative expenses increased during 2002 primarily due to the acquisition of Geppeddo during the third quarter of 2001.  Retail sales have higher selling, general and administrative expenses as a percentage of sales than wholesale sales.

Interest Expense

Interest expense decreased $3.0 million, or 53%, between 2001 and 2002 principally due to decreased interest rates paid by the Company and a decrease in the amount of term debt outstanding.  The Company prepaid $20 million of its term debt in March 2001, $1.0 million in March 2002, and $30 million in May 2002.

Litigation Settlement

On March 1, 2002, the Company received net proceeds (before income taxes) of $11.0 million in settlement of the Company’s litigation against Arthur Andersen LLP and Andersen Worldwide Société Coopérative concerning implementation of its information systems. This recovery resulted in other income of $5.4 million and a $5.6 million reduction in net depreciable assets.

Provision for Income Taxes

The effective income tax rate was 38% during the 39 weeks ended September 29, 2001 and 36% during the 39 weeks ended September 28, 2002.  The change in the effective income tax rate reflects the change in accounting for goodwill noted above.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities increased $27.0 million from $22.4 million in 2001 to $49.4 million in 2002 principally due to higher cash collections in 2001 as a result of the higher than normal accounts receivable balances at the end of 2000, an increase in the amount of sales qualifying for extended dating terms during 2002, higher inventory balances, and higher income tax payments.  This increase was partially offset by the $11.0 million net proceeds (before income taxes) received as a result of the Company’s litigation settlement (see Note 3 to the condensed consolidated financial statements).

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

Accounts receivable, net of reserves, which principally consists of wholesale trade receivables, increased from $88.6 million at September 29, 2001 to $95.5 million at September 28, 2002.  The increase in accounts receivable is principally due to an increase in the amount of sales qualifying for extended dating terms as well as the decreases in the allowance for sales returns and credits noted above.  Management believes there is adequate provision for any doubtful accounts receivable and sales returns that may arise.

Inventories increased from $19.0 million at September 29, 2001 to $21.6 million at September 28, 2002.  The increase in inventories is principally due to the planned increase in the Company’s seasonal retail locations, which open early during the fourth quarter.  This increase was partially offset by a decrease in inventories within the Company’s wholesale segment.

Capital expenditures decreased $1.1 million from $2.4 million in 2001 to $1.3 million in 2002.  Capital expenditures were $0.8 million and $0.5 million in the third quarter of 2001 and 2002, respectively.  For fiscal 2002, management expects total capital expenditures to be in line with historical levels of approximately 1% to 2% of annual revenues.

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

As of September 28, 2002, the total term debt outstanding was $54 million.  The Company’s remaining term debt requires amortization payments of $2.2 million and $51.8 million due in March 2003 and 2004, respectively.

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

The Company does not accept returns from wholesale customers without its prior authorization.  Returns are typically accepted only for damaged or defective goods, or shipping discrepancies.  The Company reserves the right to refuse authorization of any returns and to discard any unauthorized returns.  If the Company accepts an unauthorized return or if a return is the result of a customer error, the wholesale customer may be subject to a 20% handling charge. The Company reserves the right to cancel open orders or backorders for those wholesale customers who abuse or excessively use return privileges.

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

RECENT DEVELOPMENTS

Department 56 imports the majority of its products from manufacturers in the Pacific Rim through shipments primarily received via ports in California, Oregon and Washington.  These shipments are handled by shipping, stevedore and terminal companies represented by the Pacific Maritime Association (PMA) and longshoremen, marine clerks, walking bosses and foremen represented by the International Longshore and Warehouse Union (ILWU).  The previous labor contract between the PMA and ILWU expired on July 1, 2002.  Following a series of 24-hour contract extensions, negotiation between the parties broke down and a lockout ensued on September 27, shutting down the West Coast ports for 11 days.  On October 8, a federal judge issued an injunction under the Taft-Hartley Act, allowing the ports to be reopened.  The injunction imposed an 80-day cooling-off period beginning as of the date of the injunction and ending December 26, 2002, during which the full terms of the previous labor contract are reinstated and the parties are directed to continue contract negotiations with federal mediators. In the event that a contract is not signed by the end of the 80-day period (and absent Congress passing new legislation preventing labor disputes of this kind from occurring), both the ILWU and the PMA would be free to resume all economic activities they choose, including strikes, slowdowns and lockouts.

This 11-day lockout has caused a delay in the delivery of existing shipments to the Company’s distribution center.  The lockout further created a backlog of new shipments from the Pacific Rim across many companies and industries, making it difficult to obtain cargo containers and space on vessels.  At this time, the Company is optimistic that these delays will not have a material impact on its operating results; however, the ultimate extent of the delays by the lockout and their impact on the Company’s business has yet to be determined.

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

See “Recent Developments” above.

EFFECT OF INFLATION

The Company continually attempts to minimize any effect of inflation on earnings by controlling its operating costs and selling prices.  During the past few years, the rate of inflation has been low and has not had a material impact on the Company’s results of operations.

SEASONALITY AND WHOLESALE CUSTOMER ORDERS

Wholesale Customer Orders Entered(1)

(In millions)

	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Total

2000	$162	$48	$27	$—	$237
2001	110	47	20	1	177
2002	114	42	20	—	—

(1)  Customer orders entered are orders received and approved by the Company, net of any cancellation for various reasons including credit considerations, inventory shortages, and customer requests.  Wholesale customer orders entered exclude orders from company-operated retail stores.

Wholesale customer orders decreased $0.4 million, or 0.2%, from $176.4 million to $176.0 million through the third quarter of 2001 and 2002, respectively.  The decrease in wholesale customer orders was principally due to a continued slow erosion of the Company’s collectible account base as noted in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2001.  Net wholesale customer orders entered for Village Series products decreased 4% through the third quarter of 2002, while net wholesale customer orders entered for General Giftware products increased 5%.

Historically, due to the timing of wholesale trade shows early in the calendar year, the Company has received the majority of its total annual wholesale customer orders during the first quarter of each year.  The Company entered 62% and 68% of its total net annual wholesale customer orders during 2001 and 2000, respectively, during the first quarter of each of those years. Cancellations of total annual wholesale customer orders were approximately 8% and 7% in 2001 and 2000, respectively.  The Company’s backlog of wholesale customer orders was $40.1 million and $42.1 million at September 28, 2002 and September 29, 2001, respectively.

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

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures – The Company’s Chief Executive Officer and its Chief Financial Officer evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 promulgated under the Securities and Exchange Act) within 90 days prior to the filing of this Quarterly Report on Form 10-Q (the Evaluation Date) and believe that as of the Evaluation Date our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, the information required to be disclosed by the Company in all reports that it files or submits under the Securities Exchange Act of 1934.

Changes in Internal Controls – There were no significant changes in the Company’s internal controls (as embodied in Section 13(b)(2)(B) of the Securities Exchange Act of 1934), or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

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

(b)     Reports on Form 8-K.

The Company filed the following Current Reports on Form 8-K during the third quarter of 2002:

•  Form 8-K dated August 9, 2002.

•         Form 8-K dated July 26, 2002 containing a Company press release and financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEPARTMENT 56, INC.

Date:	November 7, 2002	/s/ Susan E. Engel
Susan E. Engel
Chairwoman of the Board, Chief Executive Officer and Director (Principal Executive Officer)

Date:	November 7, 2002	/s/ Timothy J. Schugel
Timothy J. Schugel
Chief Financial Officer and Executive Vice President (Principal Financial Officer)

CERTIFICATIONS

I, Susan E. Engel, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Department 56, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 7, 2002	/s/ Susan E. Engel
Susan E. Engel
Chairwoman of the Board, Chief Executive Officer and Director (Principal Executive Officer)

CERTIFICATIONS

I, Timothy J. Schugel, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Department 56, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 7, 2002	/s/ Timothy J. Schugel
Timothy J. Schugel
Chief Financial Officer and Executive Vice President (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Name	Page Number

11.1	Computation of net income per share.