Form 10-K
period 2002-12-28
DEPARTMENT 56 INC
filed 2003-03-18
CIK 902270

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

/X/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 28, 2002
OR
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to to .

Commission file number 1-11908

DEPARTMENT 56, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3684956
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
One Village Place 6436 City West Parkway Eden Prairie, MN	55344
(Address of principal executive offices)	(Zip Code)

(952) 944-5600
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/    No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes /X/     No / /

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 13, 2003 was $209,728,337 (based on the closing price of consolidated trading in the Common Stock on June 28, 2002, being the last trading day of the registrant's most recently completed second fiscal quarter.). For purposes of this computation, shares held by affiliates and by directors and officers of the registrant have been excluded. Such exclusion of shares held by directors and officers is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

Number of Shares of Common Stock, par value $.01 per share, outstanding as of March 13, 2003: 13,079,209.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's definitive Proxy Statement for the 2003 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K (the "2003 Proxy Statement") are incorporated by reference in Part III.

FORM 10-K TABLE OF CONTENTS

PART I

ITEM 1. BUSINESS

General:

Department 56, Inc. (including its direct and indirect subsidiaries, "Department 56" or "the Company") is a leading designer, distributor, wholesaler and retailer of fine quality collectibles and other giftware products sold through gift, home accessory, specialty retailers, department stores and mid-tier general merchandise chains, as well as through its own stores and consumer-direct home party plan business. The Company is best known for its Village Series of collectible, handcrafted, lighted ceramic and porcelain houses, buildings and related accessories in The Original Snow Village® Collection and The Heritage Village Collection® as well as its extensive line of holiday, special occasion and home decorative products, including its Snowbabies™ collectible porcelain figurines.

The Company was incorporated in Delaware in 1992 to hold the equity of a Minnesota corporation formed in 1984 under the name "Department 56, Inc.," which has since changed its name to "D 56, Inc." and has continued as the Company's principal operating subsidiary.

The Company seeks to grow and acquire businesses that reinforce synergies, allowing it to complement its internal product development and accelerating its penetration into new markets and new channels. In the third quarter of fiscal year 2001, the Company completed its acquisition of the business of Axis Corporation (the "Geppeddo Business" or "Geppeddo"), a designer and importer of porcelain and vinyl dolls, doll accessories and plush items sold through customized seasonal kiosks under the Geppeddo® brand. In the second quarter of fiscal year 2002, the Company commenced its Time to Celebrate™ initiative, a direct selling business that reaches consumers by using a network of independent sales consultants to sell giftware and home decorative products through the home party plan sales method. Also in 2002, the Company launched its Simple Traditions™ line of village products, developed and distributed for the unique needs of mid-tier and general merchandise retailers. The Company tailors its products, designs, packaging and prices to satisfy the varying demands of customers and consumers within each distribution channel. This focused, multi-faceted strategy is intended to position Department 56 as the premier giftware and collectibles company for the future.

The Company is organized under the laws of Delaware. The Company's principal executive offices are located at One Village Place, 6436 City West Parkway, Eden Prairie, MN, telephone: (952) 944-5600.

The Company files annual, quarterly and current reports and other information with the Securities and Exchange Commission. You may read and copy any of the information on file with the Commission at the Commission's Public Reference Room, 450 Fifth Street, N.W., Room 1024, Washington, DC 20549. Please call the Commission at 1-800-SEC-0330 for further information on the public reference room. In addition, the Commission maintains an Internet site at http://www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file as the Company does electronically with the Commission.

The Company makes available, free of charge through its website, http://www.department56.com its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as is reasonably practicable after such material is electronically filed with or furnished to the Commission. The information on the Company's website is not incorporated by reference into this Annual Report.

Wholesale Operations:

The Company sells its products to retailers through its wholesale operations, the principal facilities of which consist of eight corporate showrooms and two independently operated wholesale showrooms covering the major giftware market areas in the U.S. In addition, the Company markets and sells through giftware trade shows throughout the U.S. and Canada.

The Company's domestic wholesale operations serve an extensive base of retailers primarily consisting of small, independent gift stores. The Company's principal customers (accounting for approximately 90% of its wholesale sales) are approximately 14,000 independent gift retailers across the U.S. and Canada. These retailers include approximately 1,520 independently owned Club 56SM, Gold KeySM and ShowcaseSM Dealers, who receive special recognition and qualify for improved sales terms by satisfying certain merchandising and promotional requirements. Approximately 11% of the Company's wholesale sales are made to department stores, mid-tier general merchandise chains, and mail order houses. No single account represented more than 2% of the Company's wholesale sales in fiscal 2002. The Company provides volume discounts to its customers with respect to most of its products. The Company has generally had only limited sales outside the United States. International wholesale sales, which are made primarily in Canada, were approximately 3% of the Company's wholesale sales in fiscal 2002.

As part of the Company's strategy of selective distribution, only approximately 4,950 wholesale customers receive the Company's Village Series and/or Snowbabies products (which the Company sometimes refers to as its "collectible" products and/or lines). Certain of the Company's limited edition and year of production lighted Village Series and Snowbabies products are sold on allocation. Under its allocation practice, the Company specifies certain items among its principal Village Series and Snowbabies product lines, which it does not allow customers to purchase in unlimited quantities. The Company periodically evaluates and adjusts its distribution network and reviews its policies with a view of optimizing both the Company's distribution strategy and the store-level operations of its independent retailers. While the Company remains committed to selective distribution for the Village Series and Snowbabies products, the Company plans to continue to seek complementary retailers and to offer its Simple Traditions line for mid-tier retail chains in order to maintain sufficient market presence to build consumer awareness, interest and trial of the Company's products.

Over the past three years, the Company's wholesale customers have decreased in number by approximately 3,400, or 19%. Similarly, customers who sell the Company's Village Series and/or Snowbabies products have decreased over the same period by approximately 950, or 16%. The Company believes the decrease in customers and related decrease in sales since 1999 is due to several factors including: the problems experienced during the implementation of the Company's enterprise-wide computer system, an overall weakness in the economy which has forced some of the Company's customers to go out of business or reduce their demand, and the typical characteristic of total new customer order volume to be lower than historical total order volume of exiting customers. The Company has enacted programs to curb the decline in customers and wholesale sales experienced over the past three years including implementing new customer ordering and shipping programs, strengthening its sales organization, refining its product development process, improving the gift and decorating appeal of its product, broadening the seasonal coverage of its product lines, and pursuing alternative channels of retail distribution through the Simple Traditions product framework. Although management believes that some customer attrition is likely to continue, the Company experienced a net increase in the number of specialty retail and other General Giftware customers in 2002 over 2001, and 2002's net decrease in the number of collectible product accounts has slowed to approximately 40% of that decrease experienced in 2001.

The Company continues to market and advertise its products to retailers principally through giftware trade shows, brochures and trade journals. The Company provides merchandising and product information to its customers distributing collectible products through its business-to-business Internet site ("WIN"SM or Web Information NetworkSM). The Company continues to expand the use of WIN in order to develop greater merchandising effectiveness and operational efficiencies for its customers and the Company. The Company also extends its consumer advertising through use of cooperative advertising with its Club 56 and Gold Key Dealers using various media formats.

The Company markets and advertises to existing and potentially new consumers through seasonal advertisements in magazines and newspapers, brochures and point-of-sale information. In addition, the Company publishes and sells Celebrations™, a quarterly consumer magazine which contains product-related articles and description of its product lines, and maintains an interactive consumer information center on an Internet web site (www.department56.com). Department 56 maintains a toll-free telephone line for collector and consumer questions and participates in collector conventions.

Retail Operations:

The Company sells its products to existing and potentially new consumers through its retail operations which include three retail stores located in tourist destinations at the Mall of America, outside Minneapolis, Minnesota; Aladdin Casino and Resort in Las Vegas, Nevada; and Downtown Disney® in Anaheim, California. During 2002, the Company also operated 20 seasonal stores under the name "Holidays by Department 56" and through the Geppeddo business distributed Geppeddo brand products through customized seasonal kiosks located in 417 major malls and shopping centers throughout the U.S. For 2003, the Company does not anticipate operating seasonal store locations and plans to reduce the number of Geppeddo seasonal kiosks to increase profitability. The Company currently plans to open two year-round stores in 2003.

In the second quarter of 2002, the Company commenced its Time to Celebrate direct selling business. Independent Time to Celebrate sales consultants, who are not agents or employees of the Company, market and distribute giftware and home decorative products to their customers principally through the home party plan method of direct sales. A consultant contacts customers, selling primarily through the use of home-based parties and seasonal brochures. Product samples and demonstration products are also used. The consultant collects payment from the consumer at the time the consumer's order is submitted. A web-based consultant care tool has been created, allowing consultants to place orders and preview products, policies and procedures. A consultant can place an order 24 hours a day, seven days a week. The order is processed and the products then delivered to the consultant. The consultant then handles delivery of the merchandise to the consumer. The consultants are the customers of Time to Celebrate and the Company generally has no transaction or arrangement with any end user of its product beyond the consultant. Consultants are responsible for payment to the Company upon delivery of product to the consultant, regardless of whether or not the consultant sells the products to an end user.

Typical characteristics of companies engaged in direct sales include a positive correlation between the number of sales consultants and revenue, and a high rate of turnover among sales consultants. For these reasons, the recruiting and training of new Time to Celebrate sales consultants is expected to be continually necessary. Personal contacts, including referrals from current sales consultants, constitute the primary means of obtaining new consultants. All consultants are eligible to participate in a rewards system that gives them the opportunity to earn margin on their own sales, as well as bonuses from sales by consultants they have recruited. This rewards program and development of sales leadership is an essential part of Time to Celebrate's long-term growth strategy. Presently there are approximately 100 Time to Celebrate independent sales consultants, principally located in the Northern and Central tiers of the U.S. The Company does not expect the Time to Celebrate business to have a material financial impact on the Company's retail operations until 2004.

Products:

Village Series Products – Department 56 is best known for its Village Series, which includes several different series of collectible, handcrafted, lighted ceramic and porcelain houses, buildings and related accessories that depict nostalgic scenes. The Company introduces new pieces, limited edition pieces, figurines and other accessories each year to complement and provide continuity to the collections. To allow for these new introductions and to keep each series appropriately balanced, the Company has traditionally retired a number of its existing pieces from production each year. Retirement decisions are based on management's judgment as to, among other things, expected consumer demand, whether a piece continues to fit the evolving design characteristics of a series, manufacturing considerations and, importantly, injecting an element of surprise. The Company also introduces new lighted pieces and accessories for a variety of holidays and special days, including Halloween, St. Patrick's Day, Easter, Valentines' Day and Fourth of July. The Company will continue to consider the introduction of new lighted pieces and accessories for other holidays and special day themes.

Village Accessories – Department 56 also produces a range of accessories for its Villages Series product, including figurines, vehicles, landscaping, lighting and other complementary and animated items. The sale of accessories for its Village Series is an important part of the Company's strategy to encourage the continued purchase of its products. Accessories allow collectors and consumers to personalize their collections. Many of the accessories can be used interchangeably between the various series, although certain accessories are designed uniquely for specific series.

General Giftware – The Company offers a wide range of other decorative giftware and home accessory items including the Company's Snowbabies and Snowbunnies® figurines; holiday and seasonal decorative items; as well as tableware. Under the Geppeddo brand, the Company also offers a range of porcelain and vinyl dolls, doll accessories and plush items. General Giftware product lines are product lines developed around either a seasonal or unique design theme. The Company generally introduces new products and refines its product offerings twice a year. The Company currently maintains an aggregate of approximately 4,300 stock keeping units, of which approximately 3,600 are General Giftware products.

Design and Production:

The Company has an ongoing program of new product development. Each year, the Company introduces new products in its existing product lines and also develops entirely new design and product concepts. The Company endeavors to develop new products that fit the Company's quality and creativity requirements as well as the needs of customers and end-consumers for all of the distribution channels the Company serves.

Department 56 believes that its relationships with its manufacturers, and the quality of their craftsmanship, provide a competitive advantage and are a significant contributor to the Company's success. The Company imports most of its products from the Pacific Rim, primarily the People's Republic of China and the Philippines. The Company also imports a small percentage of its products from India and Europe. During fiscal 2002, the Company imported products from approximately 136 independent manufacturing sources, some of which are represented by independent trading companies. The Company's single largest manufacturing source represented approximately 21% of the Company's imports in fiscal 2002. The Company's emphasis on high-quality craftsmanship at affordable prices limits the sources from which the Company chooses to obtain products. The Company has long-standing relationships with the majority of its manufacturers (many for 20 years or more) and may purchase, typically on a year-to-year basis, a manufacturer's entire output for a year. As a result of these relationships, the Company has experienced a low turnover of its manufacturing sources.

The design and manufacture of the Company's products are complex processes. The path from initial conception of the design idea to market introduction generally takes approximately six to 12 months, although the Company continues to investigate processes intended to reduce this time. The Company's Village Series and Simple Traditions products are principally composed of ceramic and porcelain clays and the Company's other products are designed in a variety of media, including paper maché, acrylic and resin.

Distribution and Systems:

The products sold by the Company to its retail customers in the U.S. are generally shipped by ocean freight from abroad and then by rail to the Company's distribution center located within the northwest quadrant of the Minneapolis/St. Paul metropolitan area. Similarly, the products sold by Geppeddo are shipped to a distribution center in Salt Lake City, Utah. Shipments from the Company to its wholesale customers and Time to Celebrate sales consultants are handled primarily by United Parcel Service or commercial trucking lines.

The Company's systems maintain order processing from the time a product enters the Company's system through shipping and ultimate payment collection from its wholesale customers and Time to Celebrate sales consultants. The Company also uses handheld optical scanners and bar coded labels in accepting orders at wholesale showrooms and in the field throughout the U.S. In addition, computer and communication software systems allow on-line information access between the Company's headquarters and its showrooms, and those systems generally provide direct linkage with the Company's field sales force. These systems also provide a range of order and product information and ordering capabilities to customers subscribing to WIN and to Time to Celebrate sales consultants.

The Company's retail systems also monitor and transmit to the Company on a daily basis the POS (point of sales) data for the Company's three retail stores.

Backlog and Seasonality:

The Company receives products, pays its suppliers and ships products throughout the year, although historically the majority of shipments have occurred in the second and third quarters of each year as retailers stock merchandise in anticipation of the winter holiday season. The Company continues to ship wholesale merchandise until mid-December each year. Accordingly, the Company's wholesale backlog typically is lowest at the beginning of January. As of December 28, 2002, Department 56 had unfilled wholesale orders of approximately $5.0 million compared to $4.6 million at December 29, 2001. The entire backlog is scheduled to be shipped to customers during the current fiscal year. Approximately 7% to 8% of the Company's total annual wholesale customer orders have been cancelled in each of the last three years for a number of reasons, including customer credit considerations and inventory stock-outs.

The Company's order and sales seasonality has been gradually shifting towards later in the year. During the first quarter of 2000, the Company received approximately 68% of its annual wholesale orders for such year; by comparison, first quarter wholesale orders for 2001 and 2002 averaged 63%. This timing shift in the wholesale business is due to a number of factors, including changes in the Company's shipping and ordering policies and its sales force organization, as well as customers' growing recognition of the Company's enhanced ability to receive and fulfill orders later in the year and increased customer reluctance to commit at high order levels early in the year due largely to general economic uncertainty. The Company can experience fluctuations in quarterly sales due to the timing of receipt of product from suppliers and subsequent shipment of product from the Company to customers, as well as the timing of orders placed by customers. As a result of the Company's sales pattern, the Company has historically recorded a substantial portion of its wholesale revenues in its second and third quarters, and the majority of its store- and kiosk-based retail sales occur in the fourth quarter during the peak holiday shopping season.

Coupled with the seasonality of its operations, the extended payment terms that the Company provides to many of its wholesale customers create a significant seasonal pattern in its working capital requirements. Due to the seasonal pattern of shipping and accounts receivable collection, the Company generally has had greater working capital needs in its second and third quarters and has experienced greater cash availability in its fourth and first quarters. The cash from the Company's retail operations is also generated predominantly in the fourth quarter. The Company typically finances its operations through net cash and marketable securities balances, internally generated cash flow and short-term seasonal borrowings.

Trademarks and Other Proprietary Rights:

The Company owns 38 U.S. trademark registrations and has pending U.S. trademark applications with respect to certain of its logos and brand names. In addition, the Company from time to time registers selected trademarks in certain foreign countries.

Department 56 regards its trademarks and other proprietary rights as valuable assets and intends to maintain and renew its trademarks and their registrations and vigorously defend against infringement. The U.S. registrations for the Company's trademarks are currently scheduled to be cancelled at various times between 2003 and 2011, but can be maintained and renewed provided that the marks are still in use for the goods and services covered by such registrations. The Company has historically renewed its trademarks and expects to continue to renew them.

Competition:

Department 56 competes generally for the discretionary income of consumers and, in particular, with other producers of fine quality collectibles, specialty giftware and home decorative accessory products. The collectibles area, in particular, is affected by changing consumer tastes and interests. The giftware industry is highly competitive, with a large number of both large and small participants. The Company's competitors distribute their products through independent gift retailers, department stores, mass market and specialty chain stores, televised home shopping networks, Internet commerce and mail order houses, or through the party plan method or other direct response marketing methods. The Company believes that the principal elements of competition in the specialty giftware industry are product loyalty, design, quality, display and price. The Company believes that its competitive position is enhanced by a variety of factors, including the uniqueness, quality and enduring themes of the Company's products, its reputation among retailers and consumers, its in-house design expertise, its sourcing and marketing capabilities and the pricing of its products.

Restrictions on Imports:

The Company does not own or operate any manufacturing facilities and imports most of its products from manufacturers in the Pacific Rim, primarily the People's Republic of China and the Philippines. The Company also imports a small percentage of its products from sources in India and Europe.

The Company's ability to import products and thereby satisfy customer orders is affected by the availability of, and demands for, quality production capacity abroad. The Company competes with other importers of specialty giftware products for the limited number of foreign manufacturing sources that can produce detailed, high-quality products at affordable prices. Foreign manufacturing and procurement of imports is subject to the following inherent risks: fluctuations in currency exchange rates; labor, economic and political instability; cost and capacity fluctuations and delays in transportation, dockage and materials handling; restrictive actions by governments; nationalizations; the laws and policies of the U.S. affecting importation of goods (including duties, quota and taxes); international political/military developments; and foreign trade and tax laws. The Company's costs could be adversely affected if the currencies of other countries in which the Company sources product appreciate significantly relative to the U.S. dollar. Moreover, the Company cannot predict what relevant political, legal or regulatory changes may occur, or the type or amount of any financial impact on the Company such changes may have in the future.

The Company's products are subject to customs duties and regulations pertaining to the importation of goods, including requirements for the marking of certain information regarding the country of origin on the Company's products. In its ordinary course of business, the Company may be involved in disputes with the U.S. Customs Service regarding the amount of duty to be paid, the value of merchandise to be reported or other customs regulations with respect to certain of the Company's imports, which may result in the payment of additional duties and/or penalties, or which may result in the refund of duties to the Company. Since the terrorist attacks of September 11, 2001, the U.S. Customs Service has enacted various security protocols affecting the importation of goods. Such protocols can adversely affect the speed or cost involved in the Company's receipt of inventory from its overseas vendors.

In fiscal 2002, approximately 90% of the Company's imports were manufactured in the People's Republic of China ("China"), and the Company anticipates that such percentage will hold constant or increase for the foreseeable future. China has joined the World Trade Organization and been accorded permanent "Normal Trade Relations" status by the U.S. government.

However, various commercial and legal practices widespread in China, including the handling of intellectual properties and certain labor practices, as well as certain political and military actions taken or suggested by China, are under review by the U.S. government. China, moreover, has been designated a Country of Particular Concern ("CPC") pursuant to the International Religious Freedom Act of 1998 ("IRFA"). The IRFA enumerates several specific retaliatory actions that may be taken by the U.S. government; none of which the Company believes would have a material impact on its business. The IRFA, however, also accords the President broad discretion in fashioning other or additional actions and, due to the breadth of the presidential powers under the IRFA, the Company is unable to predict what, if any, action the President could take in the future.

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

Employees:

As of March 3, 2003, the Company had 322 full-time employees in the U.S., three in Canada and one in Taiwan. Of the total workforce, approximately 72 are engaged in wholesale sales representation throughout North America and 32 are associated with the Company's retail operations. The Company's 58 U.S.-based warehouse, shipping and receiving personnel employed as of that date are represented by Local Union No. 638 of the Teamsters under a contract that expires on December 31, 2004. The Company believes that its labor relations are good and has never experienced a work stoppage.

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

ITEM 2. PROPERTIES

The Company owns or leases buildings that contain approximately 525,000 square feet of floor space, as identified in the following table. The Company's primary corporate showroom, executive offices and creative center are located in Eden Prairie, Minnesota. The office building in Eden Prairie, Minnesota is owned by the Company and the remainder of the Company's facilities are leased. In addition, the Company temporarily leased space for 437 seasonal stores and kiosks located throughout the U.S. during the 2002 peak holiday shopping season.

Facility	Location	Operating Segment(s)	Lease Expiration Date	Approximate Number of Square Feet

Executive Offices, Creative Center and Primary Corporate Showroom	Eden Prairie, MN	Wholesale & Retail	Company-owned facility	66,400
Warehouse and Distribution Facility	Rogers, MN	Wholesale & Retail	6-30-2010	333,700
Warehouse and Distribution Facility and Offices	Salt Lake City, UT	Retail	6-30-2003	54,400
Showroom	Atlanta, GA	Wholesale	12-31-2006	12,946
Showroom	Chicago, IL	Wholesale	11-30-2006	7,480
Showroom	Dallas, TX	Wholesale	1-31-2007	9,143
Showroom	Los Angeles, CA	Wholesale	12-31-2008	6,600
Showroom	New York, NY	Wholesale	12-31-2005	10,300
Showroom	Bedford, MA	Wholesale	6-30-2004	1,800
Showroom	Columbus, OH	Wholesale	5-31-2009	2,485
Retail Store	Bloomington, MN	Retail	4-30-2009	10,200
Retail Store	Las Vegas, NV	Retail	10-31-2010	3,100
Retail Store	Anaheim, CA	Retail	3-31-2012	6,250

ITEM 3. LEGAL PROCEEDINGS

On March 1, 2002, the Company received net proceeds (before income taxes) of $11.0 million in settlement of the Company's litigation against Arthur Andersen LLP and Andersen Worldwide Société Coopérative concerning implementation of its information systems. This recovery resulted in other income of $5.4 million and a $5.6 million reduction in net depreciable assets.

On May 1, 2002, the U.S. District Court, District of Minnesota entered the order of its Chief Judge granting Department 56 and Susan Engel's Motion to Dismiss the previously reported class action lawsuit, In Re Department 56, Inc., Securities Litigation.

In the ordinary course of its business, the Company is involved in various legal proceedings, claims and governmental audits, in addition to the above lawsuits. The Company believes it has meritorious defenses to all pending proceedings, claims and audits. While management cannot predict the eventual outcome of these proceedings, management believes the impact, if any, of these legal proceedings would not be material to the results of operations, financial position or cash flows of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the last quarter of the year ended December 28, 2002.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Department 56's common stock trades on the New York Stock Exchange (NYSE) under the symbol "DFS." The table below sets forth the high and low sales prices as reported by the NYSE.

	High	Low

Fiscal 2002
First quarter	14.32	8.50
Second quarter	19.97	13.85
Third quarter	16.26	10.23
Fourth quarter	13.99	8.95
Fiscal 2001
First quarter	13.06	8.01
Second quarter	8.98	7.41
Third quarter	11.10	6.20
Fourth quarter	9.71	5.90

The Company has not declared or paid dividends on its Common Stock. The Company's strategy includes the pursuit of a significant acquisition that aligns with and complements its existing business. As a result, the Company intends to accumulate cash over the next several years. In the event the Company is not able to identify any acceptable acquisition by mid-2005, the Company intends to return cash to its shareholders at that time. As a holding company, the ability of the Company to pay cash dividends will depend upon the receipt of dividends or other payments from its subsidiaries. See "Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources" below with respect to restrictions under the Company's credit agreement pertaining to its right to pay dividends.

As of March 13, 2003, the number of holders of record of the Company's Common Stock was 830.

ITEM 6. SELECTED FINANCIAL DATA

FIVE-YEAR SUMMARY (In thousands, except per share amounts)
YEARS ENDED DECEMBER 28, 2002, DECEMBER 29, 2001, DECEMBER 30, 2000, JANUARY 1, 2000, AND JANUARY 2, 1999

The following selected consolidated financial data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements and related Notes thereto, included elsewhere herein.

	December 28, 2002[1]	December 29, 2001[1]	December 30, 2000[1]	January 1, 2000[1]	January 2, 1999[1]

STATEMENTS OF INCOME
Net sales	$208,624	$200,447	$234,058	$255,528	$251,153
Cost of sales	90,305	89,845	109,522	113,475	108,570

Gross profit	118,319	110,602	124,536	142,053	142,583
Operating expenses:
Selling, general and administrative	76,758	68,589	74,166	61,542	56,648
Amortization of goodwill, trademarks and other intangibles	248	5,189	5,486	5,145	4,926

Total operating expenses	77,006	73,778	79,652	66,687	61,574

Income from operations	41,313	36,824	44,884	75,366	81,009
Other expense (income):
Interest expense	3,426	7,036	11,729	6,719	4,817
Litigation settlement[2]	(5,388)	–	–	–	–
Impairment and equity in losses of minority investment[3]	–	3,304	427	–	–
Other, net	(386)	(662)	(809)	(153)	(397)

Income before income taxes	43,661	27,146	33,537	68,800	76,589
Provision for income taxes	11,820	11,184	12,744	26,144	30,073

Net income before cumulative effect of change in accounting principle	31,841	15,962	20,793	42,656	46,516

Cumulative effect of change in accounting principle[4]	(93,654)	–	–	–	–

Net (loss) income	$(61,813)	$15,962	$20,793	$42,656	$46,516

Net (loss) income per common share – basic	$(4.76)	$1.24	$1.47	$2.48	$2.49
Net (loss) income per common share – assuming dilution	$(4.70)	$1.24	$1.47	$2.45	$2.45
BALANCE SHEET DATA
Working capital	$71,527	$62,894	$65,581	$32,289	$29,276
Total assets	181,325	279,032	277,808	287,108	233,283
Total debt	54,000	85,000	105,000	102,500	20,000
Total stockholders' equity[5]	96,748	156,747	140,575	152,924	178,735
1
All fiscal years presented are 52-week periods.

2
During 2002, the Company received net proceeds (before income taxes) of $11.0 million in settlement of the Company's litigation against Arthur Andersen LLP and Andersen Worldwide Société Coopérative concerning implementation of its information systems. This recovery resulted in other income of $5.4 million and a $5.6 million reduction in net depreciable assets.

3
During 2001, the Company recognized a $3.0 million impairment of the Company's minority investment in 2-Day Designs, Inc. The impairment charge taken reduced the carrying value of the Company's minority investment to zero.

4
During 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. Upon adoption of SFAS No. 142, the Company performed impairment testing and concluded that the goodwill related to the leveraged buy-out of the Company in 1992 was impaired. As a result, the Company recognized a $93.7 million charge to write-down its goodwill.

5
The Company has not declared or paid dividends on its Common Stock. As a holding company, the ability of the Company to pay cash dividends will depend upon the receipt of dividends or other payments from its subsidiaries. See "Item 5. – Market for Registrant's Common Equity and Related Stockholder Matters."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In millions, except per share amounts)

The following discussion of the results of operations and financial condition should be read in conjunction with the Department 56, Inc. Consolidated Financial Statements and related Notes thereto, included elsewhere herein.

	2002		2001		2000
	Dollars	Percent of Net Sales	Dollars	Percent of Net Sales	Dollars	Percent of Net Sales

Net sales	$208.6	100%	$200.4	100%	$234.1	100%
Gross profit	118.3	57	110.6	55	124.5	53
Selling, general and administrative expenses	76.8	37	68.6	34	74.2	32
Amortization of goodwill, trademarks and other intangibles	0.2	–	5.2	3	5.5	2
Income from operations	41.3	20	36.8	18	44.9	19
Interest expense	3.4	1	7.0	4	11.7	5
Litigation settlement	(5.4)	3	–	–	–	–
Impairment and equity in losses of minority investment	–	–	3.3	2	0.4	–
Other, net	(0.4)	–	(0.7)	–	(0.8)	–
Income before income taxes	43.7	21	27.1	14	33.5	14
Provision for income taxes	11.8	6	11.2	6	12.7	5
Net income before cumulative effect of change in accounting principle	31.8	15	16.0	8	20.8	9
Cumulative effect of change in accounting principle	(93.7)		–		–
Net (loss) income	(61.8)		16.0		20.8
Net (loss) income per common share assuming dilution	(4.70)		1.24		1.47

COMPARISON OF RESULTS OF OPERATIONS 2002 TO 2001

Net Sales

Net sales increased $8.2 million, or 4%, from $200.4 million in 2001 to $208.6 million in 2002. The increase in sales was principally due to an increase in retail sales, partially offset by a decrease in sales to wholesale customers.

Wholesale sales decreased $0.7 million, or 0.4%, from $181.1 million in 2001 to $180.4 million in 2002. Wholesale sales of the Company's Village Series products decreased $3.2 million, or 3%, while sales of General Giftware products increased $2.5 million, or 4% between the two periods. Village Series products represented 59% of the Company's sales during 2002 versus 61% during 2001. The decrease in wholesale sales is due to several factors, including an overall weakness in the economy which has forced some of the Company's customers to go out of business or reduce their demand, and the inability of total new customer order volume to offset historical total order volume of exiting customers. The Company has enacted programs to curb the decline in customers and wholesale sales experienced over the past three years including implementing new customer ordering and shipping programs, strengthening its sales organization, refining its product development process, improving the gift and decorating appeal of its product, broadening the seasonal coverage of its product lines, and pursuing alternative channels of retail distribution through the Simple Traditions product framework. Although management believes that some customer attrition is likely to continue, the Company experienced a net increase in the number of specialty retail and other General Giftware customers in 2002 over 2001, and 2002's net decrease in the number of collectible product accounts has slowed to approximately 40% of the decrease experienced in 2001.

Retail sales increased $8.9 million from $19.4 million in 2001 to $28.3 million in 2002. The increase in retail revenues for the year was primarily attributable to the inclusion of January 2002 results from the seasonal stores and kiosks opened for the first time during 2001 as well as the increase in the number of seasonal stores and kiosks operated in 2002. During 2002, the Company operated 20 seasonal stores and 417 seasonal kiosks compared to 10 seasonal stores and 359 seasonal kiosks operated in 2001. Comparable sales in the Company's two year-round stores that were open for a full year in both years increased 2%. Average sales per location for the seasonal stores and kiosks during the fourth quarter decreased 9% and 1%, respectively.

Gross Profit

Gross profit as a percentage of net sales was 55% and 57% in 2001 and 2002, respectively. The increase in the gross profit rate for the year was principally due to the increase in retail sales (which carry higher gross profit than wholesale sales) and the decreased provision for excess and slow moving inventory resulting from the Company's tightened wholesale inventory management. The gross profit rate increase was partially offset by a shift in the mix of wholesale product shipments toward the General Giftware product lines. Retail sales represented 14% of sales in fiscal 2002 compared to 10% in 2001.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $8.2 million, or 12%, between 2001 and 2002. Selling, general and administrative expenses as a percentage of net sales were approximately 34% in 2001 and 37% in 2002. The increase in selling, general and administrative expenses for fiscal 2002 was principally due to the increase in retail operations (which have higher selling, general and administrative expenses as a percentage of net sales than wholesale net sales) partially offset by non-recurring expenses related to the Company's 25th Anniversary Celebration in 2001, wholesale cost control initiatives and decreased depreciation expense as a result of the $5.6 million reduction in net depreciable assets from the litigation settlement described below.

Income from Operations

Income from operations decreased $0.4 million, or 1%, from 2001 to 2002, excluding goodwill and trademark amortization. Operating margins decreased from 21% of net sales in 2001 to 20% of net sales in 2002. The decrease in income from operations was primarily attributable to the losses from the Company's seasonal store and kiosk operations due to the difficult retail environment. For fiscal 2003, the Company does not anticipate operating seasonal store locations and plans to reduce the number of seasonal kiosks to increase profitability. The Company currently plans to open two year-round stores in 2003 and to continue to expand its Time to Celebrate direct selling business. The International Longshore and Warehouse Union workers' West Coast labor dispute (previously reported in the Company's Quarterly Report on Form 10-Q for the third quarter of fiscal 2002) did not have a material impact on income from operations in 2002.

Interest Expense

Interest expense decreased $3.6 million, or 51%, between 2001 and 2002. The decrease in interest expense resulted from a lower interest rate environment, as well as a decrease in the amount of term debt outstanding. The Company pre-paid $30 million of its term debt in May of 2002.

Litigation Settlement

On March 1, 2002, the Company received net proceeds (before income taxes) of $11.0 million in settlement of the Company's litigation against Arthur Andersen LLP and Andersen Worldwide Société Coopérative concerning implementation of its information systems. This recovery resulted in other income of $5.4 million and a $5.6 million reduction in net depreciable assets.

Provision for Income Taxes

The effective income tax rate was 41% and 27% during 2001 and 2002, respectively. The change in income tax rates is due to several factors. First, the Company recorded adjustments to its income tax provision of $1.0 million and $3.5 million in 2001 and 2002, respectively, for the reversal of prior year tax accruals that were no longer needed. Secondly, 2001 reflects the recognition of a deferred tax valuation allowance of $1.5 million to reserve against the future deductibility of the capital losses recognized from its minority investment in 2-Day Designs, Inc. Finally, the Company's decreased income tax provision rate for 2002 reflects the change in accounting for goodwill and other intangible assets previously reported. Management anticipates that the income tax provision rate for 2003 will be approximately 36%, excluding any unanticipated one-time adjustments.

Cumulative Effect of Change in Accounting Principle

The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, effective December 30, 2001. Under SFAS No. 142, goodwill and indefinite-lived intangible assets are no longer amortized, but are reviewed for impairment annually, or more frequently if certain indicators arise. With the adoption of this statement, the Company ceased amortization of its goodwill and indefinite-lived trademarks as of December 30, 2001 and recorded a $93.7 million charge to write-down its goodwill related to the leveraged buyout of the Company in 1992. See Note 3 to the Consolidated Financial Statements.

COMPARISON OF RESULTS OF OPERATIONS 2001 TO 2000

Net Sales

Net sales decreased $33.7 million, or 14%, from $234.1 million in 2000 to $200.4 million in 2001. The decrease in sales was principally due to a decrease in wholesale sales, partially offset by an increase in retail sales.

Wholesale sales decreased $50.1 million, or 22%, from $231.2 million in 2000 to $181.1 million in 2001. This decrease was due to lower sales volume to existing wholesale customers as well as sales to fewer wholesale customers in 2001 than in 2000. The decrease in customers was principally due to the problems experienced during the implementation of the Company's enterprise-wide computer system and an overall weakness in the economy that has forced some of the Company's customers to go out of business. The decrease in sales was partially offset by the impact of a customer appreciation discount that the Company offered on orders taken during the first quarter of 2000 and higher charges for product claims in 2000. Product claims returned to normal levels during 2001. Wholesale sales of the Company's Village Series products decreased $39.9 million, or 27%, while sales of General Giftware products decreased $10.2 million, or 13% between the two periods. Village Series products represented 61% of the Company's sales during 2001 versus 65% during 2000.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $5.6 million, or 8%, between 2000 and 2001. Selling, general and administrative expenses as a percentage of net sales were approximately 32% in 2000 and 34% in 2001. In 2000, the Company recorded higher than normal bad debt costs as a result of the problems experienced during the implementation of the Company's new enterprise-wide computer system beginning in early 1999, as previously communicated. Excluding the impact on net sales of the customer appreciation discount and the higher charges for product claims and the impact on selling, general and administrative expense from higher bad debt costs, selling, general and administrative expenses as a percentage of net sales would have been approximately 28% in 2000.

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

Impairment and Equity in Losses of Minority Investment

During 2001, the Company recognized a $3.0 million impairment of the Company's minority investment in 2-Day Designs, Inc. The impairment charge reduced the carrying value of the Company's minority investment to zero. The Company has not guaranteed any debt obligations of 2-Day Designs, Inc.

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

SEASONALITY

Historically, due to the timing of wholesale trade shows early in the calendar year, the Company has received the majority of its total annual wholesale customer orders during the first quarter of each year. Changes in the Company's ordering and shipping programs and its sales force organization, together with customers' growing recognition of the Company's enhanced ability to receive and fulfill orders throughout the year and increased customer reluctance to commit early at high order levels due largely to general economic uncertainty, have been the principal factors in gradually shifting the seasonality of order input towards later in the year. Thus, the Company entered 68% of its total net annual wholesale customer orders for 2000 during the first quarter of that year; by comparison, first quarter wholesale orders for 2001 and 2002 averaged 63% of the total net annual wholesale order input. Cancellations of total annual wholesale customer orders were approximately 7% and 8% in 2002 and 2001, respectively. Orders not shipped in a particular year, net of cancellations, are carried into backlog for the following year and have historically been orders for Spring and Easter products. The Company's backlog of wholesale customer orders was $5.0 million and $4.6 million at December 28, 2002 and December 29, 2001, respectively.

The Company receives products, pays its suppliers and ships products throughout the year, although historically the majority of wholesale shipments occur in the second and third quarters as retailers stock merchandise in anticipation of the holiday season. As a result of this seasonal pattern, the Company generally records its highest wholesale sales during the second and third quarters of each year. However, the Company can experience fluctuations in quarterly sales and related net income compared with the prior year due to the timing of receipt of product from suppliers and subsequent shipment of product from the Company to customers, as well as the timing of orders placed by customers. In addition, the Company recognizes the majority of its retail sales in the fourth quarter during the peak holiday shopping season. The Company is not managed to maximize quarter-to-quarter results, but rather to achieve annual objectives designed to achieve long-term growth consistent with the Company's business strategy.

	2002					2001
	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	Total	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	Total
Wholesale customer orders entered[1]	$114.1	$41.8	$20.1	$2.4	$178.4	$109.7	$46.9	$19.7	$1.0	$177.4
Net sales – wholesale	27.2	58.8	56.9	37.4	180.3	28.7	54.3	58.5	39.5	181.0
Net sales – retail	5.3	1.0	1.7	20.3	28.3	0.4	0.9	1.6	16.5	19.4
Net sales – total	32.5	59.8	58.6	57.7	208.6	29.1	55.2	60.1	56.0	200.4
Gross profit	18.3	33.8	30.7	35.5	118.3	15.8	31.3	33.0	30.5	110.6
Selling, general and administrative expenses	18.3	14.4	15.5	28.6	76.8	14.8	15.3	16.6	21.9	68.6
Amortization of goodwill, trademarks and other intangibles	–	0.1	0.1	–	0.2	1.4	1.3	1.3	1.2	5.2
Income (loss) from operations	–	19.3	15.1	6.9	41.3	(0.4)	14.7	15.2	7.4	36.8
1
Customer orders entered are orders received and approved by the Company, net of any cancellation for various reasons including credit considerations, inventory stock-outs, and customer requests. Wholesale customer orders entered exclude orders from company-operated retail stores.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities decreased $36.3 million, or 64%, from $56.9 million in 2001 to $20.6 million in 2002 principally due to lower cash collections, higher income tax payments, and higher inventory balances, offset partially by the $5.4 million in other income recorded as a result of the litigation settlement. Cash collections were lower than sales in 2002 due to an increase in sales qualifying for extended dating terms that resulted in cash collections in the first quarter of 2003. Cash collections were higher than sales in 2001 due to higher than normal accounts receivable balances at the end of 2000. Income tax payments were higher in 2002 due to the tax associated with the $11.0 million in net proceeds (before income taxes) from the litigation settlement as well as the timing of when income tax payments were made. Inventory balances were higher in 2002 due to the increase in the Company's seasonal store and kiosk locations which continue operations (and thus carry inventory) into the following year. Additionally, the Company accelerated payments on certain inventory purchases during 2002 to take advantage of favorable terms.

Consistent with customary practice in the giftware industry, the Company offers extended accounts receivable terms to many of its wholesale customers. This practice has typically created significant working capital requirements in the second and third quarters that the Company has generally financed with internally generated cash flow and seasonal borrowings. The Company's cash and cash equivalents balances peak early in the first quarter of the subsequent year, following the collection of wholesale customer accounts receivable with extended payment terms and cash receipts from the Company's retail operations.

Accounts receivable, net of reserves, which principally consists of wholesale trade receivables increased by 43%, from $22.8 million at December 29, 2001 to $32.6 million at December 28, 2002. The increase in accounts receivable was principally due to an increase in the amount of sales qualifying for extended dating terms that result in cash collections in the first quarter of the subsequent year as well as a decrease in the allowance for sales returns and credits. Management believes there is adequate provision for any doubtful accounts receivable and product claims that may arise.

Inventories increased from $11.2 million at December 29, 2001 to $14.3 million at December 28, 2002. The increase in inventories was principally due to the increase in the Company's seasonal store and kiosk locations, which continue operations (and thus carry inventory) into the following year.

Capital expenditures were $1.9 million, $2.9 million and $7.1 million in 2002, 2001 and 2000, respectively. Management anticipates 2003 capital expenditures to approximate 1% to 2% of annual wholesale revenues plus approximately $0.9 million for each year-round retail store opened during the year. The Company plans to open two year-round stores in fiscal 2003.

During the third quarter of 2001, the Company completed its $9.7 million acquisition of Geppeddo, a privately held designer, importer and specialty retailer based in Salt Lake City whose products, primarily porcelain dolls, doll accessories and plush items, are marketed under the brand name Geppeddo. The selling shareholders of the acquired business have the ability to earn up to an additional $6.0 million of cash consideration if certain pre-specified financial performance measures are attained by February 29, 2004.

During 2000, the Company repurchased 2.4 million shares at an average price of $14 per share. No shares were repurchased in 2001 and 2002. Since January 1997, the Company has repurchased a total of 9.2 million shares. The Company had no remaining authorization from the Board of Directors to repurchase any additional shares at the end of 2002, except to accept officer surrenders of restricted shares upon vesting as payment for estimated income tax liabilities incurred as a result of such vesting.

The Company's strategy includes the pursuit of a significant acquisition that aligns with and complements its existing business. As a result, the Company intends to accumulate cash over the next several years. In the event the Company is not able to identify any acceptable acquisition by mid-2005, the Company intends to return cash to its shareholders at that time.

The Company's credit agreement provides for a revolving credit facility and a term loan facility. As of December 28, 2002, the total term debt outstanding was $54 million and required amortization payments of $2.2 million and $51.8 million due in March 2003 and 2004, respectively. On March 14, 2003, the Company committed to prepay $30 million of its term debt in March 2003.

The revolving line of credit provides for borrowings of up to $100 million, which may be in the form of letters of credit, bankers' acceptances, and revolving credit loans. The letters of credit are issued primarily in connection with inventory purchases. The revolving line of credit includes a clean-down provision whereby the Company's revolving credit loans and bankers' acceptances may not exceed an aggregate of $30 million during any one 30-consecutive-day period beginning November 1 and ending March 31. Borrowings under the credit agreement are subject to certain borrowing base limitations (as defined). The Company's borrowing capacity under the revolving credit facility as of December 28, 2002 was $38 million and will fluctuate during 2003 based on accounts receivable and inventory levels. The revolving line of credit provides for commitment fees of 0.25% to 0.50% per annum on the daily average of the unused commitment.

The credit agreement allows the Company to choose between two interest rate options in connection with its term loan and revolving credit loans. The interest rate options are the Alternate Base Rate (as defined) or the LIBOR rate (as defined) plus an applicable margin. The applicable margin ranges from 0.875% to 1.625% for LIBOR rate loans. The credit agreement expires March 19, 2004.

The credit agreement includes restrictions as to, among other things, the amount of additional indebtedness, liens, contingent obligations, investments and dividends. Under the most restrictive of these covenants, approximately $183 million of retained earnings were restricted at December 28, 2002. The credit agreement also requires maintenance of minimum levels of interest coverage, net worth and maximum levels of leverage, in each case at the end of each fiscal quarter. None of these restrictions are expected to have a material adverse effect on the Company's ability to operate in the future.

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

WHOLESALE CREDIT AND RETURN POLICIES

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

CRITICAL ACCOUNTING POLICIES

The Company believes that the selection and application of its accounting policies are appropriately reasoned. The following are the accounting policies that management believes require the most difficult, subjective or complex judgments about matters that are inherently uncertain.

Sales Returns and Credits – An allowance is established for credits related to possible returned or damaged product. The amount of the allowance is based on historical ratios of credits to sales, the historical average length of time between the sale and the credit, and other factors. Changes in customers' behavior versus historical experience, changes in product damage or defect rates, or changes in the Company's return policies are among the factors that would result in materially different amounts for this item. In 2002, sales returns and credits as a percentage of wholesale sales were approximately 3%. Historically, sales returns and credits as a percentage of wholesale sales have been between 3% and 5%. Based on 2002 sales returns and credits, a 10% increase or decrease in sales returns and credits would have had an impact of approximately $0.6 million.

Inventory Valuation – Inventory is written down for estimated surplus and discontinued inventory items. The amount is determined by analyzing historical and projected sales information, plans for discontinued products and other factors. The Company procures product based on forecasted sales volume. If actual sales were significantly lower than forecasted sales due to unexpected economic or competitive conditions, it could result in materially higher surplus and discontinued inventories. Based on 2002 inventory write-downs, a 10% increase or decrease in inventory write-downs would have had an impact of less than $0.5 million.

Allowance for Doubtful Accounts – An allowance is established for estimated uncollectible accounts receivable. The required allowance is determined by reviewing customer accounts and making estimates of amounts that may be uncollectible. Factors considered in determining the amount of the reserve include the age of the receivable, the financial condition of the customer, general business, economic and political conditions, and other relevant facts and circumstances. Unexpected changes in the aforementioned factors would result in materially different amounts for this item. In addition, results could be materially different if economic conditions worsened for the Company's customers. Based on 2002 bad debt write-offs, a 10% increase or decrease in bad debt write-offs would have had an impact of less than $0.5 million.

RECENT DEVELOPMENTS

On March 17, 2003, the Company issued a press release stating in relevant part:

"[The Company] . . . today released a preliminary estimate of fully diluted earnings per share (EPS) for fiscal 2003 within the range of $1.70 to $1.80. The Company's preliminary EPS estimate is driven by its forecast of wholesale customer orders for fiscal 2003 to be down approximately 8% to 12% compared to orders received in fiscal 2002. Wholesale customer orders through the first eleven weeks ended March 15, 2003 have decreased 17% compared to the same period in 2002.

"Commenting on the preliminary EPS estimate and wholesale order forecast, Susan Engel, Chairwoman and Chief Executive Officer, said, 'Our estimate today is highly preliminary in that it is based mainly on current orders from Gift and Specialty accounts. Over the past few years we have seen a gradual shift toward retailers reducing their initial orders and placing more re-orders and we believe that this trend is continuing this year.' The Company's first quarter order input in fiscal 2000 represented 68% of total net wholesale orders for that year; by comparison, first quarter orders in fiscal 2001 and 2002 averaged 63%.

"In addition, the Company also stated that the implementation of a needed restructuring within its wholesale sales force at the end of 2002 changed the mix and identity of account assignments for many of its sales representatives. This change has been an additional factor that has delayed order input from some of its gift and specialty retail accounts.

"Ms. Engel also stated, 'As we have previously discussed, our strategies for growth include revenue generation from initiatives such as the Time to Celebrate party plan business and our Simple Traditions program for mid-tier general merchandise retailers. We foresee that this increased diversification in the Company's business model will affect our ability to provide early guidance to investors. Furthermore, as we expect our retail segment to be a significant contributor to sales and earnings, our 2003 results will be dependent on our fourth quarter performance, particularly with a planned return this year of Geppeddo to its historic levels of profitability.'

"On the initial wholesale order input Ms. Engel noted, 'We are coming off of several difficult years for the Gift and Specialty retail channel. Signs from last year suggest that attrition in the number of accounts in this channel – albeit continuing – has moderated meaningfully. We were pleased to realize in 2002 a net gain in the number of our General Giftware accounts and a slowing in the attrition of collectible customers over 2001's metrics.'

"'For this year,' Ms. Engel continued, 'anecdotal feedback indicates that the channel is continuing to take a cautious approach in 2003 given the current state of the economy, consumer confidence levels and geo-political uncertainty. Our retailers have also expressed their growing confidence in our ability to accept and fill orders later in the year, which enables them to defer some of their purchase commitments until they have better clarity on consumer demand."'

See also "Forward-Looking Statements and Factors Affecting Future Earnings" below.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses the recognition and measurement of obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective December 29, 2002, with early adoption permitted. The Company adopted SFAS No. 143 effective December 29, 2002 and does not expect the adoption of the statement to have a material effect on its financial statements.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which supersedes Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred as opposed to at the date an entity commits to an exit plan. SFAS No. 146 is effective for exit or disposal activities initiated after December 28, 2002. The Company adopted SFAS No. 146 as of December 29, 2002, for any exit or disposal activities occurring after and including that date.

The Company accounts for its stock option plans using the intrinsic value method and has adopted the "disclosure only" provision of SFAS No. 123, as amended in 2002 by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. No compensation cost has been recognized for the stock options granted under the various stock incentive plans. In accordance with SFAS No. 148, pro forma net (loss) income and (loss) income per share are disclosed in Note 10 to the Consolidated Financial Statements, as if the fair value based method had been applied for all periods presented.

See Note 1 to the Consolidated Financial Statements for a more complete discussion of new accounting standards.

FOREIGN EXCHANGE

Approximately 97% of the Company's sales in 2002 were denominated in United States dollars and, as a result, were not subject to changes in exchange rates. Approximately 3% of the Company's sales were denominated in foreign currencies that were subject to changes in exchange rates.

The Company imports its product from manufacturers located in the Pacific Rim, principally China. Although the Company generally pays for its product in United States dollars, the cost of such product may fluctuate with the value of the Chinese currency because the purchase price paid to the Company's vendors in United States dollars would be worth more or less in the Chinese currency. As a result, the Company's costs could be adversely affected if the Chinese currency appreciates significantly relative to the United States dollar. Conversely, its costs would be favorably affected if the Chinese currency depreciates significantly relative to the United States dollar. In addition, the Company purchased less than 2% of its product from Taiwan (Republic of China) in 2002. These purchases were denominated in New Taiwan Dollars and were subject to changes in exchange rates.

The Company, from time to time, will enter into foreign exchange contracts or build foreign currency deposits as a partial hedge against currency fluctuations. The Company did not enter into any foreign exchange contracts nor have any foreign exchange contracts outstanding in fiscal 2001 and 2002.

See also "Item 1. Business – Restrictions on Imports."

EFFECT OF INFLATION

The Company continually attempts to minimize any effect of inflation on earnings by controlling its operating costs and selling prices. During the past few years, the rate of inflation has been low and has not had a material impact on the Company's results of operations.

FORWARD-LOOKING STATEMENTS AND FACTORS AFFECTING FUTURE EARNINGS

The federal securities laws provide "safe harbor" status to certain statements that go beyond historical information and may provide an indication of future results. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Words such as "believes," "anticipates," "expects," "intends," "estimates" and "plans" and similar expressions are intended to identify forward-looking statements but these are not the exclusive means of identifying such statements.

Any conclusions or expectations expressed in, or drawn from, the statements in this annual report or the Company's press releases or other disclosures concerning matters that are not historical corporate financial results are "forward-looking statements" that involve risks, uncertainties and other factors. Such forward-looking statements are based on management's assumptions and expectations.

Such factors include, among other things, the following: consumer acceptance of new products; changing public and consumer taste; product development efforts; identification and retention of sculpting and other talent; shift in product mix; completion of third-party product manufacturing; retailer reorders and order cancellations; the volume, number, mix and timing of retailers' orders, retailer inventory policies, and the Company's ability to forecast and fulfill changes in anticipated product demand; control of operating expenses; collection of accounts receivable; management of inventory; changes in the cost and availability of cargo transportation, dockage and materials handling with respect to both the importation of inventory and the shipment of product to the Company's customers; the effect of regulations and operating protocols affecting the importation of goods into the U.S., including security measures adopted by the Customs Services in light of heightened terrorism; changes in foreign exchange rates; corporate cash flow application, including share repurchases; cost of debt capital; functionality of information, operating and distribution systems; identification, completion and results of acquisitions, investments, and other strategic business initiatives; capital expenditures and depreciation, and the timing thereof; grants of stock options or other equity equivalents; actual or deemed exercises of stock options; industry, general economic, regulatory, transportation, labor, and international trade and monetary conditions; adverse weather conditions, natural disasters (such as hurricanes and epidemics), terrorist activities and international political/military developments which may, among other things, impair performance at the retail stores of the Company and its customers; and actions of competitors. Actual results may vary materially from forward-looking statements and the assumptions on which they are based. The Company undertakes no obligation to update or publish in the future any forward-looking statements.

See also "Recent Developments" above.

During the fourth quarter of 2002, the Company evaluated the remaining goodwill related to its wholesale operating segment and determined no additional write-down was necessary. The Company also evaluated for impairment the goodwill related to its Geppeddo business and determined no write-down was necessary. In 2002, the Geppeddo business had a loss from operations. If these operating losses should continue, the goodwill resulting from the Geppeddo acquisition may become impaired.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's market risks relate primarily to changes in interest rates and currency exchange rates. The first component of the Company's interest rate risk relates to its debt outstanding. At December 28, 2002, the Company had $54.0 million outstanding under its credit facility, which bears interest at variable rates. Because this facility carries a variable interest rate, the Company's results of operations and cash flows will be exposed to changes in interest rates. Based on December 28, 2002 borrowing levels, a 1% increase or decrease in current market interest rates would have an impact of approximately $0.5 million.

The second component of the Company's interest rate risk involves the short-term investment of excess cash. Excess cash flow is typically invested in high-quality fixed income securities issued by banks, corporations and the U.S. government; municipal securities; and overnight repurchase agreements backed by U.S. government securities. These securities are classified as cash equivalents on the Company's balance sheet. At December 28, 2002, the Company's cash balance was approximately $42.5 million. Earnings from cash equivalents were approximately $0.5 million for the fifty-two weeks ended December 28, 2002. Based on the December 28, 2002 cash balance, a 1% increase or decrease in current market interest rates would have an impact of approximately $0.4 million.

Approximately 3% of the Company's sales and less than 2% of the Company's product purchases in fiscal year 2002 were denominated in a foreign currency. Based on these sales and product purchases, a 10% increase or decrease in the foreign currency exchange rates would have an impact of less than $1 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Consolidated Financial Statements on page F-1 herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this Item is included in the 2003 Proxy Statement in the sections captioned "Item 1 – Election of Directors – Nominees for Terms Ending at the 2004 Annual Meeting of Stockholders" and "Biographical Information Regarding Executive Officers," and such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this Item is included in the 2003 Proxy Statement in the section captioned "Further Information Concerning the Board of the Directors and Committees – "Director Compensation" and in the section captioned "Compensation of Executive Officers", and such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item is included in the 2003 Proxy Statement in the section captioned "Security Ownership of Certain Beneficial Owners and Management," and such information is incorporated herein by reference.

Equity Compensation Plan Information:

The following table provides information about the Company's equity compensation plans as of December 28, 2002.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	2,128,943	$15.32	254,823
Equity compensation plans not approved by security holders	137,466	$9.31	80,766
Total	2,266,409	$14.96	335,589

The only equity compensation plan not approved by shareholders pursuant to which options are outstanding or remaining available for grant as reflected in the table above is the Company's 2001 Non-Officer Stock Option Plan (the "Plan"). The Plan provides for the issuance only of "nonqualified options" to purchase Company common stock ("Plan Options"). Plan Options may be issued only to non-officer employees, consultants and advisors to the Company and its subsidiaries. The Plan and the issuance of Plan Options is determined and administered by the Company's Chief Executive Officer and its Chief Human Resources Officer (the "Committee"). The Committee determines all terms of Plan Options, including such terms as the amount of Company common shares subject to a Plan Option, exercise price and vesting, but no Plan Option may be transferred by the optionee (other than by will or otherwise in the case of death)

and no Plan Option may have a duration greater than ten years from the date of grant. Vesting and exercisability of Plan Options accelerate immediately upon a "Change in Control" (as defined in the Plan). The Plan will terminate immediately prior to the tenth anniversary of its adoption by the Company's Board of Directors, although the Board may terminate or amend the Plan at any earlier time so long as no such amendment or termination adversely affects any Plan Option then outstanding. This summary of the Plan does not purport to be complete and is qualified in its entirety by the terms of the Plan, the entire text of which was filed as Exhibit 10.17 to the Company's Annual Report on Form 10-K for the 2001 fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14. CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934). Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that those disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. There have been no significant changes in the Company's internal controls (as embodied in Section 13(b)(2)(B) of the Securities Exchange Act of 1934) or in other factors that could significantly affect these internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Any control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of a control system inherently has limitations, including that the benefits of controls must be considered relative to their costs. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people. Therefore, no evaluation of a cost-effective system of controls can provide absolute assurance that all control issues and instances of fraud, if any, will be detected.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

The Exhibits, and other documents filed as part of this Annual Report on Form 10-K, including those exhibits which are incorporated by reference herein, are:

Page

(a)	1.	Financial Statements
		Independent Auditors' Report	F-1
		Consolidated Balance Sheets as of December 28, 2002 and December 29, 2001	F-2
For the years ended December 28, 2002, December 29, 2001, and December 30, 2000:
		Consolidated Statements of Income	F-3
		Consolidated Statements of Cash Flows	F-4
		Consolidated Statements of Stockholders' Equity	F-5
		Notes to Consolidated Financial Statements	F-6
	2.	Financial Statement Schedule
		II. Valuation and Qualifying Accounts	S-1
All other schedules have been omitted because they are not applicable.
	3.	Exhibits

Exhibits required in connection with this Annual Report on Form 10-K are listed below.

Exhibit	Description

3.1	Restated Certificate of Incorporation of the Company. (Incorporated herein by reference to Exhibit 3.1 of Registrant's Quarterly Report on Form 10-Q for the quarter ended July 3, 1993. SEC File No. 1-11908.)
3.2	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of the Company. (Incorporated herein by reference to Exhibit 1.1 of Registrant's Amendment No. 1, dated May 12, 1997, to Registration Statement on Form 8-A, dated April 23, 1997. SEC File No. 1-11908.)
3.3	Restated By-Laws of the Company. (Incorporated herein by reference to Exhibit 3.2 of Registrant's Registration Statement on Form S-1, No. 33-61514 and to Exhibits 1 and 2 of Registrant's Current Report on Form 8-K dated February 15, 1996. SEC File No. 1-11908.)
4.1	Specimen Form of Company's Common Stock Certificate. (Incorporated herein by reference to Exhibit 4.1 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994. SEC File No. 1-11908.)
4.2	Rights Agreement (including Exhibits A, B and C thereto) dated as of April 23, 1997, between the Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent. (Incorporated herein by reference to Exhibit 1 of Registrant's Registration Statement on Form 8-A, dated April 23, 1997. SEC File No. 1-11908.)
4.3	First Amendment dated as of March 13, 1998, to Rights Agreement between the Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent. (Incorporated herein by reference to Exhibit 1 to Registrant's Amendment No. 2, dated March 16, 1998, to Registration Statement on Form 8-A, dated April 23, 1997. SEC File No. 1-11908.)
4.4	Amendment No. 2 to Rights Agreement, dated as of February 25, 1999, between the Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent. (Incorporated herein by reference to Exhibit 99.2 of Registrant's Current Report on Form 8-K dated February 26, 1999. SEC File No. 1-11908.)
10.1	Department 56, Inc. 1992 Stock Option Plan. (Incorporated herein by reference to Exhibit 10.1 of Registrant's Registration Statement on Form S-1, No. 33-61514.)†
10.2	Form of Outside Directors Stock Option Agreement. (Incorporated herein by reference to Exhibit 10.3 of Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1998. SEC File No. 1-11908.)†
10.3	Lease Agreement dated April 14, 1999 between D 56, Inc. and Ryan Companies US, Inc. pertaining to the Rogers warehouse and distribution facility. (Incorporated herein by reference to Exhibit 10.4 of Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 2000. SEC File No. 1-11908.)

10.4	Guaranty of Lease dated April 14, 1999 between the Company and Ryan Companies US, Inc. pertaining to the Rogers warehouse and distribution facility. (Incorporated herein by reference to Exhibit 10.5 of Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 2000. SEC File No. 1-11908.)
10.5	Credit Agreement, dated as of March 19, 1999 among the Company, the Banks parties thereto, ABN Amro Bank N.V. and The First National Bank of Chicago, as documentation agents, U.S. Bank National Association, as managing agent, and The Chase Manhattan Bank, as administrative agent. (Incorporated herein by reference to Exhibit 10.7 of Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1999. SEC File No. 1-11908.)
10.6	First Amendment to the Credit Agreement, dated as of January 27, 2000 among the Company, the Banks parties thereto, ABN Amro Bank N.V. and Bank One NA, as documentation agents, U.S. Bank National Association, as managing agent, and The Chase Manhattan Bank, as administrative agent. (Incorporated herein by reference to Exhibit 10.7 of Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 2000. SEC File No. 1-11908.)
10.7	Guarantee and Collateral Assignment, dated as of March 19, 1999, by the Company and certain of its direct or indirect subsidiaries in favor of The Chase Manhattan Bank. (Incorporated herein by reference to Exhibit 10.8 of Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1999. SEC File No. 1-11908.)
10.8	Form of Indemnification Agreement between the Company and its directors and executive officers. (Incorporated herein by reference to Exhibit 10.24 of Registrant's Registration Statement on Form S-1, No. 33-61514.)
10.9	Department 56, Inc. 1993 Stock Incentive Plan.†
10.10	Department 56, Inc. 1995 Stock Incentive Plan.†
10.11	Department 56, Inc. 1997 Stock Incentive Plan.†
10.12	Form of Executive Stock Option Agreement in connection with Department 56, Inc. 1992 Stock Option Plan, Department 56, Inc. 1993 Stock Incentive Plan, Department 56, Inc. 1995 Stock Incentive Plan, and Department 56, Inc. 1997 Stock Incentive Plan. (Incorporated herein by reference to Exhibit 10.13 of Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 2000. SEC File No. 1-11908.)†
10.13	Form of Performance – Accelerated Vesting Stock Option Agreement in connection with Department 56, Inc. 1993, 1995 and 1997 Stock Incentive Plans. (Incorporated herein by reference to Exhibit 10.14 of Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 2000. SEC File No. 1-11908.)†
10.14	Forms of Letter Agreement between the Company and its executive officers.†*
10.15	Form of Department 56, Inc. Restricted Stock Agreement.†
10.16	Form of Department 56, Inc. 2001 Non-Officer Stock Option Plan. (Incorporated herein by reference to Exhibit 10.17 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 2001. SEC File No. 1-11908.)†
10.17	Department 56, Inc. Annual Cash Incentive Program. (Incorporated herein by reference to Exhibit 10.18 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 2001. SEC File No. 1-11908.)†
10.18	Asset Purchase Agreement By and Among Department 56, Inc., Axis Holdings Corporation, Axis Corporation, All Shareholders of Axis Corporation, and Kirk Willey in the Capacity of Shareholders' Representative.†
21.1	Subsidiaries of the Company.*
23.1	Independent Auditors' Consent.*
99.1	Certification of Chief Executive Officer Pursuant to Title 18 United States Code Section 1350*
99.2	Certification of Chief Financial Officer Pursuant to Title 18 United States Code Section 1350*

†
Management contract or compensatory plan.
*
Filed herewith.

(b)
Reports on Form 8-K

The Company filed the following Current Reports on Form 8-K during the fourth quarter of 2002:

  •
  The Company filed Form 8-K dated October 24, 2002 containing a press release and financial statements.

  •
  Form 8-K dated November 7, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEPARTMENT 56, INC.
Date: March 17, 2003	By:	/s/ SUSAN E. ENGEL Susan E. Engel Chairwoman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity in which signed	Date

/s/ SUSAN E. ENGEL Susan E. Engel	Chairwoman of the Board and Chief Executive Officer (Principal Executive Officer)	March 17, 2003
/s/ TIMOTHY J. SCHUGEL Timothy J. Schugel	Chief Financial Officer and Executive Vice President (Principal Financial Officer)	March 17, 2003
/s/ GREGG A. PETERS Gregg A. Peters	Managing Director of Finance and Principal Accounting Officer (Principal Accounting Officer)	March 17, 2003
/s/ JAMES E. BLOOM James E. Bloom	Director	March 17, 2003
/s/ MICHAEL R. FRANCIS Michael R. Francis	Director	March 17, 2003
/s/ STEWART M. KASEN Stewart M. Kasen	Director	March 17, 2003
/s/ DR. REATHA CLARK KING Dr. Reatha Clark King	Director	March 17, 2003
/s/ GARY S. MATTHEWS Gary S. Matthews	Director	March 17, 2003
/s/ STEVEN G. ROTHMEIER Steven G. Rothmeier	Director	March 17, 2003
/s/ VIN WEBER Vin Weber	Director	March 17, 2003

CERTIFICATIONS

I, Susan E. Engel, certify that:

1.
I have reviewed this annual report on Form 10-K of Department 56, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 17, 2003	/s/ SUSAN E. ENGEL Susan E. Engel Chairwoman of the Board and Chief Executive Officer (Principal Executive Officer)

CERTIFICATIONS

I, Timothy J. Schugel, certify that:

1.
I have reviewed this annual report on Form 10-K of Department 56, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 17, 2003	/s/ TIMOTHY J. SCHUGEL Timothy J. Schugel Chief Financial Officer and Executive Vice President (Principal Financial Officer)

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of
    Department 56, Inc.:

We have audited the consolidated balance sheets of Department 56, Inc. and subsidiaries (the Company) as of December 28, 2002 and December 29, 2001 and the related consolidated statements of income, cash flows, and stockholders' equity for the years ended December 28, 2002, December 29, 2001, and December 30, 2000. Our audit also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 28, 2002 and December 29, 2001 and the results of its operations and its cash flows for the years ended December 28, 2002, December 29, 2001, and December 30, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142.

Deloitte & Touche LLP

Minneapolis, Minnesota
February 19, 2003
(March 17, 2003 as to Note 4)

DEPARTMENT 56, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
AS OF DECEMBER 28, 2002 AND DECEMBER 29, 2001

	2002	2001

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$42,494	$48,088
Accounts receivable, net of allowances of $10,382 and $11,942, respectively	32,620	22,795
Inventories	14,324	11,151
Deferred taxes	5,955	7,318
Other current assets	3,138	4,010

Total current assets	98,531	93,362
PROPERTY AND EQUIPMENT, net	20,908	29,749
GOODWILL, net of accumulated amortization of $38,708	44,986	138,640
TRADEMARKS AND OTHER INTANGIBLES, net of accumulated amortization of $6,035 and $5,787, respectively	15,075	15,323
OTHER ASSETS	1,825	1,958

	$181,325	$279,032

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$2,235	$900
Accounts payable	8,172	10,811
Accrued compensation and benefits	11,294	7,428
Income taxes payable	3,252	8,626
Other current liabilities	2,051	2,703

Total current liabilities	27,004	30,468
DEFERRED TAXES	5,808	7,717
LONG-TERM DEBT	51,765	84,100
COMMITMENTS AND CONTINGENCIES (Note 6)
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; authorized 20,000 shares; no shares issued
Common stock, $.01 par value; authorized 100,000 shares; issued 22,259 and 22,063 shares, respectively	223	221
Additional paid-in capital	52,900	50,655
Unearned compensation – restricted shares	(754)	(427)
Treasury stock, at cost; 9,178 and 9,166 shares, respectively	(216,742)	(216,636)
Retained earnings	261,121	322,934

Total stockholders' equity	96,748	156,747

	$181,325	$279,032

See notes to consolidated financial statements.

DEPARTMENT 56, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
YEARS ENDED DECEMBER 28, 2002, DECEMBER 29, 2001, AND DECEMBER 30, 2000

	2002	2001	2000

NET SALES	$208,624	$200,447	$234,058
COST OF SALES	90,305	89,845	109,522

Gross profit	118,319	110,602	124,536
OPERATING EXPENSES:
Selling, general and administrative	76,758	68,589	74,166
Amortization of goodwill, trademarks and other intangibles	248	5,189	5,486

Total operating expenses	77,006	73,778	79,652

INCOME FROM OPERATIONS	41,313	36,824	44,884
OTHER EXPENSE (INCOME):
Interest expense	3,426	7,036	11,729
Litigation settlement	(5,388)	–	–
Impairment and equity in losses of minority investment	–	3,304	427
Other, net	(386)	(662)	(809)

INCOME BEFORE INCOME TAXES	43,661	27,146	33,537
PROVISION FOR INCOME TAXES	11,820	11,184	12,744

NET INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	31,841	15,962	20,793

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(93,654)	–	–

NET (LOSS) INCOME	$(61,813)	$15,962	$20,793

INCOME PER SHARE BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE – BASIC	$2.45	$1.24	$1.47
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(7.21)	–	–

NET (LOSS) INCOME PER COMMON SHARE – BASIC	$(4.76)	$1.24	$1.47

INCOME PER SHARE BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE – ASSUMING DILUTION	$2.42	$1.24	$1.47
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(7.13)	–	–

NET (LOSS) INCOME PER COMMON SHARE – ASSUMING DILUTION	$(4.70)	$1.24	$1.47

See notes to consolidated financial statements.

DEPARTMENT 56, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
YEARS ENDED DECEMBER 28, 2002, DECEMBER 29, 2001, AND DECEMBER 30, 2000

	2002	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(61,813)	$15,962	$20,793
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Cumulative effect of change in accounting principle	93,654	–	–
Depreciation	4,888	5,873	5,168
Loss (gain) on sale of assets	111	(62)	–
Impairment and equity in losses of minority investment	–	3,304	427
Amortization of goodwill, trademarks and other intangibles	248	5,189	5,486
Amortization of deferred financing fees	385	385	382
Compensation expense – restricted shares	263	152	–
Deferred taxes	(546)	2,773	243
Changes in assets and liabilities:
Accounts receivable	(9,825)	13,488	28,586
Inventories	(3,173)	5,102	251
Other assets	620	(797)	926
Accounts payable	(2,639)	2,659	(1,843)
Accrued compensation and benefits payable	3,866	1,026	2,520
Accrued income taxes payable	(5,374)	1,831	1,616
Other current liabilities	(82)	(2)	(2,960)

Net cash provided by operating activities	20,583	56,883	61,595
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,928)	(2,906)	(7,109)
Proceeds from sale of assets	–	142	–
Litigation settlement – reduction in net depreciable assets	5,618	–	–
Acquisitions	–	(9,729)	(4,000)

Net cash provided by (used in) investing activities	3,690	(12,493)	(11,109)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of common stock options	1,239	–	66
Borrowings on revolving credit agreement	38,000	35,000	64,500
Principal payments on revolving credit agreement	(38,000)	(35,000)	(107,000)
Purchases of treasury stock	(106)	–	(33,316)
Proceeds from issuance of long-term debt	–	–	90,000
Principal payments on long-term debt	(31,000)	(20,000)	(45,000)

Net cash used in financing activities	(29,867)	(20,000)	(30,750)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(5,594)	24,390	19,736
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	48,088	23,698	3,962

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$42,494	$48,088	$23,698

See notes to consolidated financial statements.

DEPARTMENT 56, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
YEARS ENDED DECEMBER 28, 2002, DECEMBER 29, 2001, AND DECEMBER 30, 2000

	Common Stock
			Additional Paid-in Capital	Unearned Compensation Restricted Shares			Total Stockholders' Equity
					Treasury Stock	Retained Earnings
	Shares	Amount

BALANCE AS OF JANUARY 1, 2000	15,162	$220	$49,845	$–	$(183,320)	$286,179	$152,924
Net income						20,793	20,793
Shares issued upon the exercise of common stock options	20		81				81
Shares repurchased	(2,364)				(33,316)		(33,316)
Other	6		93				93

BALANCE AS OF DECEMBER 30, 2000	12,824	220	50,019	–	(216,636)	306,972	140,575
Net income						15,962	15,962
Restricted shares issued	67	1	578	(579)			–
Restricted shares vested				152			152
Other	6		58				58

BALANCE AS OF DECEMBER 29, 2001	12,897	221	50,655	(427)	(216,636)	322,934	156,747
Net loss						(61,813)	(61,813)
Shares issued upon the exercise of common stock options	142	1	1,555				1,556
Restricted shares surrendered	(12)			51	(106)		(55)
Restricted shares issued	50	1	640	(641)			–
Restricted shares vested				263			263
Other	4		50				50

BALANCE AS OF DECEMBER 28, 2002	13,081	$223	$52,900	$(754)	$(216,742)	$261,121	$96,748

See notes to consolidated financial statements.

DEPARTMENT 56, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Business  –  Department 56, Inc. and Subsidiaries (the Company) is engaged in the original design and wholesale and retail distribution of specialty giftware products and dolls. The majority of the Company's products are developed and designed by the Company's in-house creative team and are manufactured for the Company by independently owned foreign manufacturers located primarily in the Pacific Rim. The Company's wholesale customer base and accounts receivable are primarily composed of, and are due from, retail stores of various sizes located throughout the United States and Canada. Approximately 3% of total revenue is derived from customers outside the United States and all long-lived assets are located within the United States. No customer represents more than 3% of total revenue in any period presented.

  Principles of Consolidation  –  The consolidated financial statements of the Company include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

  Fiscal Year End  –  The Company's policy is to end its fiscal year on the Saturday closest to December 31. The years ended December 28, 2002, December 29, 2001, and December 30, 2000 include 52 weeks.

  Cash Equivalents  –  All highly liquid debt instruments with original maturities of three months or less are considered to be cash equivalents.

  Inventories  –  Inventories consist of finished goods and are stated at the lower of average cost, which approximates first-in, first-out cost, or market value. The Company records inventory at the date of taking title, which at certain times during the year results in significant in-transit quantities, as inventory is sourced primarily from the People's Republic of China, the Philippines, and other Pacific Rim countries. Each period the Company adjusts identified unsalable and slow-moving inventory to its net realizable value.

  Property and Equipment  –  Property and equipment are stated at cost. Depreciation is computed on a straight-line method over the estimated useful lives of the assets, ranging from 2 to 45 years. Major improvements and replacements of property are capitalized. Maintenance, repairs, and minor improvements are expensed.

  Long-Lived Assets  –  The Company's principal long-lived assets are its property and equipment which consists of its building at its corporate headquarters and computer equipment, furniture and fixtures, machinery, and leasehold improvements at its corporate headquarters, distribution center, showrooms and retail stores. The Company annually reviews its long-lived assets for impairment. In 2002, the Company reviewed its long-lived assets and determined that there was no impairment.

  Goodwill, Trademarks, and Other Intangible Assets  –  On December 30, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, which requires that goodwill and intangible assets with indefinite lives no longer be amortized, but instead tested for impairment annually. Upon adoption of SFAS No. 142, the Company performed impairment testing and concluded that goodwill related to the wholesale operating segment was impaired. As a result, the Company recorded a $93,654 charge to write-down its goodwill. The Company determined that its trademarks are indefinite-lived intangible assets and no longer amortizes them. Intangible assets associated with non-compete agreements are amortized over the life of the agreement. See Note 3.

  Revenue Recognition  –  Revenues are recognized when title passes to the buyer which occurs upon shipment of the product, net of an allowance for returns. Sales returns and credits as a percentage of wholesale sales have historically been between 3% and 5%.

  Advertising Expense  –  The Company records advertising expense in accordance with Statement of Position No. 93-7. Costs to produce an advertisement are expensed when the advertisement occurs. Costs to reimburse retailers for cooperative advertising are accrued and expensed when the product is shipped. All advertising costs are recorded in selling, general and administrative expense. Advertising expense for 2002, 2001, and 2000 was $2,754, $1,767, and $1,618, respectively.

  Product Development Expense  –  The Company's product development costs consist principally of salaries to internal creative talent, royalties paid to outside artists, and costs incurred in developing product samples. The Company expenses as incurred the salaries of creative talent and records it in selling, general and administrative expense. The Company capitalizes into inventory the cost of royalties earned based on the receipt of product and records it in cost of sales as the product is sold. The cost to develop product samples is expensed as incurred and recorded in cost of sales.

  Freight Expense  –  Freight expenses for products shipped to customers (freight-out) are included in cost of products sold, in accordance with Emerging Issues Task Force Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs.

  Income Taxes  –  Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.

  Foreign Currency Translation  –  The Company uses the United States dollar as the functional currency of its foreign operations. Accordingly, translation gains and losses resulting from foreign denominated transactions are reflected in the accompanying statements of income.

  Foreign Exchange Contracts  –  The Company imports most of its products and, while the majority of these purchases are denominated in United States dollars, some of the purchases are denominated in foreign currency. In addition, the Company's sales to Canada are denominated in Canadian dollars. The Company, from time to time, will enter into foreign exchange contracts or build foreign currency deposits as a partial hedge against currency fluctuations. The Company did not enter into any foreign exchange contracts nor have any foreign exchange contracts outstanding in fiscal year 2001 and 2002.

  Fair Value of Financial Instruments  –  The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, and commissions payable approximates fair value because of the short-term nature of these instruments. Based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities, the Company also believes the carrying amount of long-term debt approximates fair value. The fair value of the Company's forward currency contracts is determined using the current spot rate. There were no forward currency contracts outstanding at December 28, 2002 and December 29, 2001.

  Net (Loss) Income per Common Share  –  Net (loss) income per common share is calculated by dividing net (loss) income by the weighted average number of shares outstanding during the period. Net (loss) income per common share assuming dilution reflects per share amounts that would have resulted had the Company's outstanding stock options been converted to common stock. See Note 11.

  Management Estimates  –  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Reclassifications  –  Certain reclassifications were made to the fiscal 2001 and 2000 consolidated financial statements in order to conform to the presentation of the fiscal 2002 consolidated financial statements. These reclassifications had no impact on consolidated net income or retained earnings as previously reported.

  New Accounting Standards  –  In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses the recognition and measurement of obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective December 29, 2002, with early adoption permitted. The Company adopted SFAS No. 143 effective December 29, 2002 and does not expect the adoption of the statement to have a material effect on the financial statements.

  In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which supersedes Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred as opposed to at the date an entity commits to an exit plan. SFAS No. 146 is effective for exit or disposal activities initiated after December 28, 2002. The Company adopted SFAS No. 146 as of December 29, 2002, for any exit or disposal activities occurring after and including that date.

  The Company accounts for its stock option plans using the intrinsic value method and has adopted the "disclosure only" provision of SFAS No. 123, as amended in 2002 by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. No compensation cost has been recognized for the stock options granted under the various stock incentive plans. In accordance with SFAS No. 148, pro forma net (loss) income and (loss) income per share are disclosed in Note 10 to the Consolidated Financial Statements, as if the fair value based method had been applied for all periods presented.

2. PROPERTY AND EQUIPMENT

  Property and equipment at December 28, 2002 and December 29, 2001 is comprised of the following:

	2002	2001

Leasehold improvements	$7,015	$7,022
Furniture and fixtures	6,088	5,142
Computer hardware and software	12,342	20,320
Other equipment	6,456	7,485
Building	7,216	7,206
Land	906	906

	40,023	48,081
Less accumulated depreciation	19,115	18,332

Property and equipment, net	$20,908	$29,749

  The decrease in computer hardware and software cost and related accumulated depreciation from 2001 to 2002 is the result of the $11.0 million net proceeds (before income taxes) from the Company's information systems litigation settlement. The recovery resulted in other income of $5.4 million and a $5.6 million reduction in net computer hardware and software costs. See Note 6.

3. GOODWILL AND OTHER INTANGIBLE ASSETS – ADOPTION OF SFAS No. 142

  Effective at the beginning of fiscal year 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. This standard primarily addresses the accounting for acquired goodwill and intangible assets (i.e. the post-acquisition accounting). The most significant changes made by SFAS No. 142 are: 1) goodwill and indefinite-lived intangible assets will no longer be amortized; 2) goodwill and indefinite-lived intangible assets will be tested for impairment at least annually; and 3) the amortization period of intangible assets with finite lives will no longer be limited to forty years.

  Upon adoption of SFAS No. 142, amortization of goodwill and indefinite-lived intangible assets ceased. The Company determined that its trademarks are indefinite-lived intangible assets and no longer amortizes them. The Company's goodwill is principally assigned to its wholesale operating segment and its Geppeddo business within the retail operating segment. Recorded goodwill was tested for impairment by comparing the fair value to its carrying value. Fair value was determined by considering discounted cash flow methodologies, industry control premiums in the marketplace and private transaction financial models. Independent and other market valuation methods were used to determine the fair value of the Company's trademarks and other assets. This impairment test is required to be performed at adoption of SFAS No. 142 and at least annually thereafter. As a result of the fair market value analysis, the Company recorded a $93,654 charge to write-down the goodwill related to the wholesale operating segment. The write-down was recorded as a cumulative effect of change in accounting principle during the first quarter of 2002.

  During the fourth quarter of 2002, the Company evaluated the remaining goodwill related to its wholesale operating segment and determined no additional write-down was necessary. The Company also evaluated for impairment the goodwill related to its Geppeddo business and determined no write-down was necessary. In 2002, the Geppeddo business had a loss from operations. If these operating losses should continue, the goodwill resulting from the Geppeddo acquisition may become impaired.

  Had SFAS No. 142 been effective at the beginning of 2000, the non-amortization provisions would have had the following effect on the results of the years ended December 28, 2002, December 29, 2001 and December 30, 2000:

	2002	2001	2000

Reported net (loss) income	$(61,813)	$15,962	$20,793
Add back: Goodwill amortization	–	4,432	4,465
Add back: Trademark amortization, net of tax	–	289	285

Adjusted net (loss) income	$(61,813)	$20,683	$25,543
Add back: Cumulative effect of change in accounting principle	93,654	–	–

Adjusted earnings before cumulative effect of change in accounting principle	$31,841	$20,683	$25,543

Basic earnings per share:
Reported net (loss) income per share	$(4.76)	$1.24	$1.47
Goodwill amortization	–	0.34	0.32
Trademark amortization, net of tax	–	0.02	0.02

Adjusted net (loss) income per share – basic	$(4.76)	$1.61	$1.81
Add back: Cumulative effect of change in accounting principle	7.21	–	–

Adjusted earnings per share before cumulative effect of change in accounting principle – basic	$2.45	$1.61	$1.81

Diluted earnings per share:
Reported net (loss) income per share	$(4.70)	$1.24	$1.47
Goodwill amortization	–	0.34	0.32
Trademark amortization, net of tax	–	0.02	0.02

Adjusted net (loss) income per share – assuming dilution	$(4.70)	$1.60	$1.80
Add back: Cumulative effect of change in accounting principle	7.13	–	–

Adjusted earnings per share before cumulative effect of change in accounting principle – assuming dilution	$2.42	$1.60	$1.80

  In accordance with SFAS No. 142, the Company will continue to amortize non-compete agreements (i.e. finite-lived intangible assets). Amortization of non-compete agreements was $248, $304 and $574 during the years ended

  December 28, 2002, December 29, 2001, and December 30, 2000, respectively. Expected annual amortization expense for non-compete agreements recorded as of December 28, 2002 is as follows:

2003	$236
2004	231
2005	195
2006	141
2007	141
Thereafter	233

$1,177

  The above amortization expense forecast is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, impairment of intangible assets, accelerated amortization of intangible assets, and other events.

  Included in Goodwill, Trademarks and Other Intangibles on the Company's consolidated balance sheet as of December 28, 2002, December 29, 2001 and December 30, 2000, are the following acquired intangible assets by reporting segment (net of accumulated amortization):

	2002	2001	2000

WHOLESALE:
Goodwill	$37,074	$130,728	$135,034
Trademarks	13,761	13,761	14,208
Non-compete agreements	940	1,097	1,367

	$51,775	$145,586	$150,609

RETAIL:
Goodwill	$7,912	$7,912	$–
Trademarks	137	137	–
Non-compete agreements	237	328	–

	$8,286	$8,377	$–

4. CREDIT AGREEMENT

  Long-term debt at December 28, 2002 and December 29, 2001 is comprised of the following:

	2002	2001

Total debt	$54,000	$85,000
Less borrowings classified as current	2,235	900

	$51,765	$84,100

  The Company's credit agreement provides for a revolving credit facility and a term loan facility. The Company's term debt of $54 million as of December 28, 2002 required annual amortization payments of $2.2 million, and

  $51.8 million due in March 2003 and 2004, respectively. On March 14, 2003, the Company committed to prepay $30 million of its term debt in March 2003.

  The revolving line of credit provides for borrowings of up to $100 million, which may be in the form of letters of credit, bankers' acceptances, and revolving credit loans. The letters of credit are issued primarily in connection with inventory purchases. The revolving line of credit includes a clean-down provision whereby the Company's revolving credit loans and bankers' acceptances may not exceed an aggregate of $30 million during any one 30-consecutive-day period beginning November 1 and ending March 31. The Company's borrowing capacity under the revolving credit facility as of December 28, 2002 was $38 million and will fluctuate during 2003 based on accounts receivable and inventory levels. Borrowings under the credit agreement are subject to certain borrowing base limitations (as defined). The revolving line of credit provides for commitment fees of 0.25% to 0.50% per annum on the daily average of the unused commitment.

  The credit agreement allows the Company to choose between two interest rate options in connection with its term loan and revolving credit loans. The interest rate options are the Alternate Base Rate (as defined) or the LIBOR rate (as defined) plus an applicable margin. The applicable margin ranges from 0.875% to 1.625% for LIBOR rate loans. The credit agreement expires March 19, 2004.

  The credit agreement includes restrictions as to, among other things, the amount of additional indebtedness, liens, contingent obligations, investments and dividends. Under the most restrictive of these covenants, approximately $183 million of retained earnings were restricted at December 28, 2002. The credit agreement also requires maintenance of minimum levels of interest coverage, net worth and maximum levels of leverage, in each case at the end of each fiscal quarter. None of these restrictions are expected to have a material adverse effect on the Company's ability to operate in the future.

  The Company has pledged the common stock of its subsidiaries, direct and indirect, as collateral under the credit agreement, and the Company and its subsidiaries, direct and indirect, have guaranteed repayment of amounts borrowed under the credit agreement.

  The Company paid interest of $3,735, $6,648, and $10,933 during the years ended December 28, 2002, December 29, 2001, and December 30, 2000, respectively.

5. INCOME TAXES

  The provision for income taxes for the years ended December 28, 2002, December 29, 2001, and December 30, 2000 consisted of the following:

	2002	2001	2000

Current:
Federal	$15,104	$8,799	$11,423
State	605	477	979
Foreign	118	135	99
Deferred:
Federal	(508)	2,554	224
State	(38)	219	19
Adjustment of prior year tax accruals	(3,461)	(1,000)	–

	$11,820	$11,184	$12,744

  The reconciliation between income tax expense based on statutory income tax rates and the provision for income taxes is as follows:

	2002	2001	2000

Income taxes at federal statutory rate	$15,281	$9,501	$11,738
State income taxes, net of federal income tax deductions	368	332	508
Goodwill amortization	–	1,448	1,448
Deferred tax valuation allowance	–	1,520	–
Charitable donations of inventory	(141)	(681)	(287)
Adjustment of prior year tax accruals	(3,461)	(1,000)	–
Other	(227)	64	(663)

Provision for income taxes	$11,820	$11,184	$12,744

  The components of the net deferred tax asset at December 28, 2002 and December 29, 2001 were as follows:

	2002	2001

DEFERRED TAX ASSETS:
Asset valuation reserves	$5,256	$5,964
Loss on minority investment	1,520	1,520
Deferred compensation	696	590
Accrued liabilities	465	482
Charitable contributions	–	741
Other	860	854
Less: Deferred tax valuation allowance	(1,520)	(1,520)

Total deferred tax assets	7,277	8,631
DEFERRED TAX LIABILITIES:
Trademark amortization	(5,458)	(5,449)
Property and equipment depreciation	(1,520)	(3,266)
Other	(152)	(315)

Total deferred tax liabilities	(7,130)	(9,030)

	$147	$(399)

  The $147 net deferred tax asset at December 28, 2002 is presented as a net deferred current asset of $5,955 and a net deferred noncurrent liability of $5,808. The $(399) net deferred tax liability at December 29, 2001 is presented as a net deferred current asset of $7,318 and a net deferred noncurrent liability of $7,717. The $1,520 deferred tax asset valuation allowance at December 28, 2002 represents a reserve against the future deductibility of the capital losses the Company recognized from its minority investment in 2-Day Designs. See Note 8. Management believes the probability of deducting the capital losses in the future is remote.

  The Company paid income taxes of $17,432, $6,739, and $14,101 during the years ended December 28, 2002, December 29, 2001, and December 30, 2000, respectively.

6. COMMITMENTS AND CONTINGENCIES

  Operating Leases  –  The Company leases warehouse, office and retail store space, equipment, and showroom display facilities under renewable operating leases with remaining terms of up to 10 years. In addition to the base rent, the Company pays its proportionate share of taxes, special assessments, and operating expenses of the warehouse and retail store space and showroom display facilities.

  The following is a schedule of future annual minimum lease payments for noncancelable operating leases as of December 28, 2002:

2003	$3,736
2004	3,639
2005	3,817
2006	3,457
2007	2,583
Thereafter	7,403

$24,635

  The Company's rental expense was $9,368, $7,252, and $3,862 for the years ended December 28, 2002, December 29, 2001, and December 30, 2000, respectively.

  Letters of Credit  –  The Company had outstanding standby and commercial letters of credit amounting to $2,794 at December 28, 2002 relating primarily to purchase commitments issued to foreign suppliers and vendors.

  Legal Proceedings  –  On March 1, 2002, the Company received net proceeds (before income taxes) of $11.0 million in settlement of the Company's litigation against Arthur Andersen LLP and Andersen Worldwide Société Coopérative concerning implementation of its information systems. This recovery resulted in other income of $5.4 million and a $5.6 million reduction in net depreciable assets.

  On May 1, 2002, the United States District Court, District of Minnesota entered the order of its Chief Judge granting Department 56 and Susan Engel's Motion to Dismiss the previously reported class action lawsuit, In Re Department 56, Inc., Securities Litigation.

  In addition to the above lawsuits, the Company is involved in various legal proceedings, claims, and governmental audits in the ordinary course of its business. The Company believes it has meritorious defenses to all proceedings, claims, and audits. Management believes the impact, if any, of these legal proceedings would not be material to the results of operations, financial position or cash flows of the Company.

7. RETIREMENT PLAN

  The Company has a qualified contributory retirement plan (the Plan) under Section 401(k) of the Internal Revenue Code which covers substantially all full-time employees who meet certain eligibility requirements. Voluntary contributions are made by participants, and Company matching contributions are made at the discretion of the Board of Directors, subject to certain limitations. The Plan also allows the Company to make discretionary profit-sharing contributions to the Plan up to the maximum amount deductible for income tax purposes. All company contributions are invested in a series of diversified investment options at the election of the employee. The Company does not make matching or profit sharing contributions in company stock. The Company's total profit-sharing contributions were $1,361, $1,857, and $1,517 for the years ended December 28, 2002, December 29, 2001, and December 30, 2000, respectively.

8. ACQUISITIONS

  During 2001, the Company completed its $9.7 million acquisition of the business of Axis Corporation, a privately held designer, importer, and specialty retailer based in Salt Lake City, Utah. Axis' products, primarily porcelain dolls, doll accessories, and plush items, are marketed under the brand name Geppeddo. The acquired business operates customized kiosks located in major malls and shopping centers throughout the United States during the peak holiday shopping season. The founders and entire management team of the acquired business are continuing in their positions.

  The asset acquisition is accounted for under the purchase method of accounting and resulted in goodwill of approximately $7.9 million, and other intangibles including noncompete agreements and trademarks totaling approximately $0.5 million. The remaining $1.3 million represents tangible assets purchased, net of liabilities assumed. The results of operations of the acquired business since the acquisition date have been included in the Company's financial statements within the retail operating segment (see Note 9). The selling shareholders of the acquired business have the ability to earn up to an additional $6.0 million of cash consideration if certain pre-specified financial performance measures are attained by February 29, 2004. Any additional contingent consideration paid to the sellers will be recorded by the Company as goodwill.

  During 2001, the Company recognized a $3.0 million impairment of the Company's minority investment in 2-Day Designs, Inc. The impairment charge reduced the carrying value of the Company's minority investment to zero. The Company has not guaranteed any debt obligations of 2-Day Designs, Inc.

9. SEGMENTS OF THE COMPANY AND RELATED INFORMATION

  The Company has two reportable segments – wholesale and retail. Although the product produced and sold for each segment is similar, the type of customer for the product and the method used to distribute the product are different. The segmentation of these operations also reflects how the Company's chief executive officer (the "CEO") currently reviews the results of these operations. Income from operations for each reporting segment includes specifically identifiable operating costs such as cost of sales and selling expenses. General and administrative expenses are generally not allocated to specific operating segments and are therefore reflected in the other category. Other components of the statement of operations which are classified below income from operations are also not allocated by segment. In addition, the Company does not account for or report assets, capital expenditures, or depreciation and amortization by segment. All transactions between operating segments have been eliminated and are not included in the table below.

	Wholesale	Retail	Other	Consolidated

Fifty-Two Weeks Ended December 28, 2002:
Net sales	$180,364	$28,260		$208,624
Income (loss) from operations	83,475	(4,661)	$(37,501)	41,313
Fifty-Two Weeks Ended December 29, 2001:
Net sales	$181,056	$19,391		$200,447
Income (loss) from operations	81,219	1,851	$(46,246)	36,824
Fifty-Two Weeks Ended December 30, 2000:
Net sales	$231,182	$2,876		$234,058
Income (loss) from operations	95,699	(324)	$(50,491)	44,884

10. STOCKHOLDERS' EQUITY

  Stock-Based Compensation Plans  –  At December 28, 2002, the Company had four stock-based compensation plans allowing the Company to grant options, stock appreciation rights, shares or performance units to employees, directors, officers, consultants, and advisors. A fifth stock option plan expired in 2002 and, although new grants cannot be made following such expiration, pre-existing grants will remain in-force and effect pursuant to their terms (each having a maximum duration of ten years from the date of grant). All employee options granted have an exercise price equal to the market value of the common stock at the date of grant, generally have a term of ten years, and generally are exercisable in equal installments on each of the first, second, and third anniversaries of the date of the grant. At December 28, 2002, 335,589 shares were available for granting under the stock option and incentive plans.

  A summary of the status of the Company's stock option and incentive plans as of December 28, 2002, December 29, 2001, and December 30, 2000, and changes during the years then ended is presented below:

	2002		2001		2000
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	1,535,727	16.15	2,533,581	$22.54	2,094,311	$26.70
Granted	1,004,268	12.89	286,817	8.16	693,713	12.43
Exercised	(127,414)	9.41	–	–	–	–
Forfeited	(146,172)	17.65	(1,284,671)	26.32	(254,443)	29.81

Outstanding at end of year	2,266,409	14.96	1,535,727	16.15	2,533,581	22.54

Options exercisable at end of year	937,419	18.75	852,999	20.06	1,601,921	26.22
Weighted average fair value of options granted during the year	$7.00		$4.53		$5.83

  The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for options granted. Had compensation cost been determined based on the fair value of the 2000, 2001, and 2002 stock option grants consistent with the method of SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net income and net income per common share assuming dilution would have been reduced to the pro forma amounts indicated below:

	2002	2001	2000

Net (loss) income:
As reported	$(61,813)	$15,962	$20,793
Pro forma	(66,589)	14,583	19,567
Net (loss) income per common share – basic:
As reported	$(4.76)	$1.24	$1.47
Pro forma	(5.12)	1.13	1.39
Net (loss) income per common share – assuming dilution:
As reported	$(4.70)	$1.24	$1.47
Pro forma	(5.07)	1.13	1.38

  In determining the preceding pro forma amounts under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2002, 2001, and 2000, respectively: risk-free interest rates of 4.9 percent, 4.9 percent, and 6.6 percent; expected volatility of 50 percent, 50 percent, and 38 percent; expected lives of 6 years; and no expected dividends. The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future compensation costs; additional awards are anticipated. SFAS No. 123 does not apply to awards prior to 1995.

  The following table summarizes information about the Company's stock option and incentive plans at December 28, 2002:

Range of Exercise Prices	Number Outstanding at December 28, 2002	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 28, 2002	Weighted Average Exercise Price

$3.33	5,000	0.2 years	$3.33	5,000	$3.33
3.34-17.99	1,789,363	8.5	12.04	461,373	11.35
18.00-21.47	236,910	4.3	20.51	235,910	20.52
21.48-37.75	235,136	4.2	31.82	235,136	31.82

	2,266,409			937,419

  In addition to stock options granted under the Company's stock option plans, the Company granted options to purchase 30,000 shares of common stock to each of four members of the Company's Board of Directors in December 1992. During February 1993, the Company granted options to purchase 30,000 shares of common stock to one member of the Board of Directors. These options are not subject to a stock option plan. Such options were exercisable during 2002, had a term of ten years from the date of grant, and had an exercise price of $3.33 per share. During 2002 and 2000, members of the Board of Directors exercised 15,000 and 20,000 options, respectively. There were no exercises during 2001. All such options were exercised prior to the end of fiscal 2002 and none remained outstanding at December 28, 2002.

  Shareholder Rights Plan  –  In April 1997, the Company adopted a shareholder rights plan. Under the shareholder rights plan, each shareholder received a dividend of one preferred share purchase right for each share held of the Company's common stock. Each right entitles the holder to purchase one one-thousandth of a share of Series A Participating Preferred Stock at an exercise price of $100, subject to adjustment, or at the discretion of the Board of Directors of the Company, the right to purchase common stock of the Company at a 50% discount. The rights become exercisable only upon the occurrence of certain events involving a buyer acquiring 18.5% or greater beneficial ownership in the Company's common stock or the announcement of a tender offer or exchange offer which, if consummated, would give the buyer beneficial ownership of an 18.5% or greater position in the Company. Preferred share purchase rights owned by the buyer become null and void following this occurrence. The rights will expire April 2007, and the Company may redeem the rights at any time (prior to the occurrence of a specified event) at a price of one cent per right. If the Company is acquired in a merger or similar transaction after such an occurrence, all rights holders, except the buyer, will have the right to purchase stock in the buyer at a 50% discount.

  Performance-Accelerated Vesting Restricted Stock  –  The Company granted 66,499 and 49,625 performance-accelerated vesting restricted shares of common stock (PARS) to executive officers during 2002 and 2001, respectively. These PARS generally vest over five years in equal annual installments on December 31 of the calendar year in which the grant was made and on each December 31 thereafter. For all PARS grants, accelerated vesting is possible upon achievement of targeted diluted earnings per share performance.

  The Company records unearned compensation expense on the grant date based on the publicly quoted fair market value of the Company's common stock, and amortizes the balance over the vesting period. The Company recorded unearned compensation of approximately $0.6 million in both 2002 and 2001 which is recorded within stockholders' equity. The Company recognized compensation expense of $263 and $152 for the years ended December 28, 2002 and December 29, 2001, respectively.

11. INCOME PER COMMON SHARE

  The following tables reconcile net income per common share and net income per common share assuming dilution:

	2002	2001	2000

Net (loss) income	$(61,813)	$15,962	$20,793
Weighted average number of shares outstanding	12,998,000	12,878,000	14,110,000
Net (loss) income per common share – basic	(4.76)	$1.24	$1.47
Net (loss) income	$(61,813)	$15,962	$20,793
Weighted average number of shares outstanding	12,998,000	12,878,000	14,110,000
Dilutive impact of options outstanding	143,000	30,000	54,000

Weighted average number of shares and potential dilutive shares outstanding	13,141,000	12,908,000	14,164,000
Net (loss) income per common share – assuming dilution	$(4.70)	$1.24	$1.47

  Options to purchase 990,278, 1,225,577, and 2,297,381 shares of common stock were outstanding at December 28, 2002, December 29, 2001, and December 30, 2000, respectively, but were not included in the computation of net income per common share assuming dilution because the exercise prices were greater than the average market price of the common stock.

DEPARTMENT 56, INC. AND SUBSIDIARIES

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Column A	Column B	Column C	Column D	Column E
Description	Balance Beginning of Period	Charged to Costs and Expenses	Deductions	Balance End of Period

Year ended December 28, 2002
Allowance for doubtful accounts	$6,462	$1,232	$1,165(a)	$6,529
Allowance for sales returns and credits	5,480	4,132	5,759	3,853

	$11,942	$5,440	$7,000	$10,382

Year ended December 29, 2001:
Allowance for doubtful accounts	$10,483	$545	$4,566(a)	$6,462
Allowance for sales returns and credits	9,108	4,603	8,231	5,480

	$19,591	$5,148	$12,797	$11,942

Year ended December 30, 2000:
Allowance for doubtful accounts	$7,659	$8,476	$5,652(a)	$10,483
Allowance for sales returns and credits	10,628	15,986	17,506	9,108

	$18,287	$24,462	$23,158	$19,591

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
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. CONTROLS AND PROCEDURES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATIONS
CERTIFICATIONS
INDEPENDENT AUDITORS' REPORT
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF INCOME
CONSOLIDATED STATEMENTS OF CASH FLOWS
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SCHEDULE II