Form 10-Q
period 2003-04-05
DEPARTMENT 56 INC
filed 2003-05-20
CIK 902270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  April 5, 2003

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

Yes   ☒    No   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes   ☒    No   ☐

As of April 5, 2003, 13,079,409 shares of the registrant’s common stock, par value $.01 per share, were outstanding.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

DEPARTMENT 56, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands)

	APRIL 5, 2003	DECEMBER 28, 2002	MARCH 30, 2002

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,501	$42,494	$56,324
Accounts receivable, net	24,327	32,620	17,520
Inventories	14,652	14,324	8,315
Other current assets	7,828	9,093	9,023
Total current assets	58,308	98,531	91,182

PROPERTY AND EQUIPMENT, net	19,839	20,908	22,859
GOODWILL, TRADEMARKS AND OTHER, net	59,998	60,061	60,243
OTHER ASSETS	2,637	1,825	2,215
	$140,782	$181,325	$176,499

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$22,000	$2,235	$32,235
Accounts payable	6,894	8,172	5,701
Other current liabilities	9,441	16,597	15,271
Total current liabilities	38,335	27,004	53,207

DEFERRED TAXES	5,456	5,808	5,432
LONG-TERM DEBT	—	51,765	51,765
STOCKHOLDERS’ EQUITY	96,991	96,748	66,095
	$140,782	$181,325	$176,499

See notes to condensed consolidated financial statements.

DEPARTMENT 56, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In thousands, except per share amounts)

	QUARTER ENDED
	APRIL 5, 2003	MARCH 30, 2002
NET SALES	$34,879	$32,498
COST OF SALES	16,214	14,220
Gross profit	18,665	18,278

OPERATING EXPENSES:
Selling, general, and administrative	17,990	18,176
Amortization of other intangibles	62	66
Total operating expenses	18,052	18,242

INCOME FROM OPERATIONS	613	36

OTHER EXPENSE (INCOME):
Interest expense	584	1,056
Litigation settlement	—	(5,388)
Other, net	(366)	(208)

INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	395	4,576

INCOME TAX PROVISION	142	1,647

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	253	2,929

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	—	(93,654)

NET INCOME (LOSS)	$253	$(90,725)

INCOME PER SHARE BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE – BASIC	$0.02	$0.23

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE – BASIC	—	(7.26)

NET INCOME (LOSS) PER SHARE – BASIC	$0.02	$(7.03)

INCOME PER SHARE BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE – ASSUMING DILUTION	$0.02	$0.23

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE – ASSUMING DILUTION	—	(7.21)

NET INCOME (LOSS) PER SHARE – ASSUMING DILUTION	$0.02	$(6.98)

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC	13,076	12,899
WEIGHTED AVERAGE SHARES OUTSTANDING – ASSUMING DILUTION	13,151	13,002

See notes to condensed consolidated financial statements.

DEPARTMENT 56, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	QUARTER ENDED
	APRIL 5, 2003	MARCH 30, 2002

CASH FLOWS FROM OPERATING ACTIVITIES -
Net cash provided by operating activities	$1,199	$3,755

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(103)	(138)
Litigation settlement – reduction in net depreciable assets	—	5,618
Net cash (used in) provided by investing activities	(103)	5,480

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of common stock options	26	1
Payments for treasury stock	(115)	—
Principal payments on long-term debt	(32,000)	(1,000)
Net cash used in financing activities	(32,089)	(999)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(30,993)	8,236

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	42,494	48,088

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$11,501	$56,324

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION -
Cash paid for:
Interest	$729	$1,138
Income taxes	279	1,999

See notes to condensed consolidated financial statements.

DEPARTMENT 56, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

1.                                      Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 28, 2002 was derived from the audited consolidated balances as of that date.  The remaining accompanying condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments necessary for a fair presentation.

The results of operations for the 14 weeks ended April 5, 2003 are not necessarily indicative of the results for the full fiscal year.  It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the 2002 Annual Report to Stockholders and Annual Report on Form 10-K as filed by Department 56, Inc. (the Company) with the Securities and Exchange Commission.

Reclassifications – Certain reclassifications were made to the fiscal 2002 consolidated financial statements in order to conform to the presentation of the fiscal 2003 consolidated financial statements. These reclassifications had no impact on consolidated net income or retained earnings as previously reported.

2.                                      Income per Common Share

Net income per common share is calculated by dividing net income by the weighted average number of shares outstanding during the period.  Net income per common share assuming dilution reflects per share amounts that would have resulted had the Company’s outstanding stock options been converted to common stock.

3.                                      Legal Proceedings

Reference is made to Item 3, “Legal Proceedings,” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002, which Item is incorporated herein in its entirety.  On March 1, 2002, the Company received net proceeds (before income taxes) of $11.0 million in settlement of the Company’s litigation against Arthur Andersen LLP and Andersen Worldwide Société Coopérative concerning implementation of its information systems. This recovery resulted in other income of $5.4 million and a $5.6 million reduction in net depreciable assets.

4.                                      Stock-Based Compensation

The Company accounts for its stock option plans using the intrinsic value method and has adopted the “disclosure only” provisions of Statement of Financial Accounting Standards (SFAS) No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure.  Accordingly, no compensation cost has been recognized for stock options granted. Had compensation cost been determined based upon fair value (using the Black-Scholes option-pricing method) at the grant date for awards under these plans, the Company’s net earnings and earnings per share would have been reduced as follows:

QUARTER ENDED
(In thousands, except per share amounts)	APRIL 5, 2003	MARCH 30, 2002

Net income (loss):

As reported

$

253

$

(90,725

)

Stock-based compensation, net of related tax effects

(735

)

(385

)

Pro forma

(482

)

(91,110

)

Net income (loss) per common share – basic:

As reported

$

0.02

$

(7.03

)

Stock-based compensation, net of related tax effects

(0.06

)

(0.03

)

Pro forma

(0.04

)

(7.06

)

Net income (loss) per common share – assuming dilution:

As reported

$

0.02

$

(6.98

)

Stock-based compensation, net of related tax effects

(0.06

)

(0.03

)

Pro forma

(0.04

)

(7.01

)

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

QUARTER ENDED
(In thousands)	APRIL 5, 2003	MARCH 30, 2002

WHOLESALE:

Net sales

$

28,140

$

27,165

Income from operations

11,395

10,987

RETAIL:

Net sales

$

6,739

$

5,333

Loss from operations

(2,384

)

(1,644

)

OTHER -

Loss from operations

$

(8,398

)

$

(9,307

)

CONSOLIDATED:

Net sales

$

34,879

$

32,498

Income from operations

613

36

6.                                      Goodwill and Indefinite Lived Intangible Assets

Effective at the beginning of fiscal year 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets.  Upon adoption of SFAS No. 142, amortization of goodwill and indefinite-lived intangible assets ceased.  The Company also determined that its trademarks are indefinite-lived intangible assets and no longer amortizes them.  The Company’s goodwill is principally assigned to its wholesale operating segment, with $7,912 relating to the retail operating segment.  Recorded goodwill was tested for impairment by comparing the fair value to its carrying value.  Fair value was determined by considering discounted cash flow methodologies, industry control premiums in the marketplace and private transaction financial models.  Independent and other market valuation methods were used to determine the fair value of the Company’s trademarks and other assets.  This impairment test is required to be performed at adoption of SFAS No. 142 and at least annually thereafter.  As a result of the fair market value analysis, the Company recorded a $93,654 charge as a cumulative effect of change in accounting principle during the first quarter of 2002.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Comparison of Results of Operations for the 14 Weeks Ended April 5, 2003 to the 13 Weeks Ended March 30, 2002.

	14 WEEKS ENDED APRIL 5, 2003		13 WEEKS ENDED MARCH 30, 2002
(In millions)	Dollars	% of Net Sales	Dollars	% of Net Sales

Net sales	$34.9	100%	$32.5	100%

Gross profit	18.7	54	18.3	56

Selling, general, and administrative expenses	18.0	52	18.2	56

Amortization of other intangibles	0.1	—	0.1	—

Income from operations	0.6	2	—	—

Interest expense	0.6	2	1.1	3

Litigation settlement	—	—	(5.4)	17

Other, net	(0.4)	1	(0.2)	1

Income before income taxes and cumulative effect of change in accounting principle	0.4	1	4.6	14

Income tax provision	0.1	—	1.6	5

Income before cumulative effect of change in accounting principle	0.3	1	2.9	9

Cumulative effect of change in accounting principle	—	—	(93.7)	N/A

Net income (loss)	0.3	—	(90.7)	N/A

Net Sales

Net sales increased $2.4 million, or 7%, from $32.5 million in 2002 to $34.9 in 2003. The increase in sales was principally due to an increase in retail sales and an increase in wholesale sales to independent gift retailers (wholesale customers).

Wholesale sales increased $1.0 million, or 4%, from $27.2 million in 2002 to $28.1 million in 2003.  Wholesale sales of the Company’s Village Series products decreased $0.3 million, or 2%, while sales of General Giftware products increased $1.3 million, or 14% between the two periods.  Village Series products represented 63% of the Company’s sales during 2003 versus 66% during 2002.

Retail sales increased $1.4 million, or 26%, from $5.3 million in 2002 to $6.7 million in 2003. The Company’s retail business is comprised of its Department 56 branded year-round stores, seasonal stores operating under the name “Holidays by Department 56™” and seasonally-operated kiosks operating under the Geppeddo® brand.  The increase in retail revenues was primarily driven by an increase in the number of kiosk locations as well as an increase in average sales per location for the seasonal kiosks.  During January 2003, the Company operated 417 seasonal kiosks compared to 359 seasonal kiosks operated in January 2002 and average sales per location for the seasonal kiosks increased 9%.  The Company’s retail operations historically generate losses in the first three quarters of the Company’s fiscal year and income from operations during the fourth quarter.

Gross Profit

Gross profit as a percentage of net sales was 56% and 54% in 2002 and 2003, respectively.  The decrease in gross profit as a percentage of net sales during 2003 compared to gross profit as a percentage of net sales for 2002 was principally due to a highly promotional retail environment that resulted in lower gross profit within the seasonal store and kiosk portion of the retail segment.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $0.2 million, or 1%, between 2002 and 2003.  Selling, general and administrative expenses as a percentage of net sales were 56% and 52% in 2002 and 2003, respectively.  The decrease in selling, general and administrative expenses in 2003 compared to 2002 is principally due to corporate-level cost control initiatives and decreased depreciation expense resulting from a reduction in capitalized assets that occurred upon settlement of litigation (see Note 3 to the condensed consolidated financial statements), partially offset by increased retail operations.

Interest Expense

Interest expense decreased $0.5 million, or 45%, between 2002 and 2003 principally due to decreased interest rates paid by the Company and a decrease in the amount of term debt outstanding.  The Company pre-paid $30 million of its term debt in March 2003.

Litigation Settlement

On March 1, 2002, the Company received net proceeds (before income taxes) of $11.0 million in settlement of the Company’s litigation against Arthur Andersen LLP and Andersen Worldwide Société Coopérative concerning implementation of its information systems. This recovery resulted in other income of $5.4 million and a $5.6 million reduction in net depreciable assets.

Provision for Income Taxes

The effective income tax rate was 36% during both the first quarter of 2002 and 2003.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities decreased $2.6 million from $3.8 million in 2002 to $1.2 million in 2003 principally due to the $5.4 million in other income recorded in 2002 as a result of the litigation settlement, partially offset by lower income tax payments in 2003.

Consistent with customary practice in the giftware industry, the Company offers extended accounts receivable terms to many of its wholesale customers.  This practice has typically created significant working capital requirements in the second and third quarters which the Company has generally financed with internally generated cash flow and seasonal borrowings.  The Company’s cash and cash equivalents balances peak early in the first quarter of the subsequent year, following the collection of wholesale customer accounts receivable with extended payment terms and cash receipts from the Company’s retail operations.

Accounts receivable, net of reserves, which principally consists of wholesale trade receivables, increased from $17.5 million at March 30, 2002 to $24.3 million at April 5, 2003.  Approximately one half of the increase in accounts receivable is due to the difficult retail environment which has resulted in a slow-down in customer payments.  The balance of the increase is due to the increase in wholesale sales during the quarter of $0.9 million and the decreases in the allowance for sales returns and credits recorded in the second and third quarters of 2002 totaling $2.0 million.  Management believes there is adequate provision for any doubtful accounts receivable and sales returns that may arise.

Inventories increased from $8.3 million at March 30, 2002 to $14.7 million at April 5, 2003. The increase in inventories is principally due to the timing of product shipments from overseas vendors which resulted in an increase in the amount of inventory in-transit at the end of the quarter of $3.1 million and an increase in wholesale inventory on-hand of $1.7 million.  The remaining increase in inventory is due to the increase in retail operations.

Capital expenditures were $0.1 million during the first quarters of both 2002 and 2003.  For 2003, management expects total capital expenditures to approximate 1% to 2% of annual wholesale revenues plus approximately $0.9 million for each year-round retail store opened during the year.  The Company plans to open a year-round store in Chicago and another in Orlando during the second half of 2003.

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

As of April 5, 2003, the total term debt outstanding was $22 million which comes due in March 2004.

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

Sales Returns and Credits – An allowance is established for credits related to possible returned or damaged product.  The amount of the allowance is based on historical ratios of credits to sales, the historical average length of time between the sale and the credit, and other factors. Changes in customers’ behavior versus historical experience, changes in product damage or defect rates, or changes in the Company’s return policies are among the factors that would result in materially different amounts for this item.  In 2002, sales returns and credits as a percentage of wholesale sales were approximately 3%.  Historically, sales returns and credits as a percentage of wholesale sales have been between 3% and 5%.

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

Allowance for Doubtful Accounts – An allowance is established for estimated uncollectible accounts receivable.  The required allowance is determined by reviewing customer accounts and making estimates of amounts that may be uncollectible.  Factors considered in determining the amount of the reserve include the age of the receivable, the financial condition of the customer, general business, economic and political conditions, and other relevant facts and circumstances. Unexpected changes in the aforementioned factors would result in materially different amounts for this item. In addition, results could be materially different if economic conditions worsened for the Company’s customers.

RECENT DEVELOPMENTS

Department 56 does not own or operate any manufacturing facilities.  Instead, the Company imports substantially all of its products from independent foreign manufacturers, primarily in the Pacific Rim. The outbreak of Severe Acute Respiratory Syndrome (SARS) has affected many of these countries. The spread of the disease could result in: a worker shortage that would adversely impact the foreign manufacturing and procurement of the Company’s products; restrictions on the movement of people and delivery of component materials used in the manufacturing of the Company’s products; delays and increased costs of transportation of finished product from the Pacific Rim to the Company’s distribution center; and other unforeseen consequences. As a result, the Company is unable to determine whether SARS will have a material impact on its operating results at this time.

FOREIGN EXCHANGE

Approximately 97% of the Company’s sales in 2002 were denominated in United States dollars and, as a result, were not subject to changes in exchange rates.  Approximately 3% of the Company’s sales were denominated in foreign currencies that were subject to changes in exchange rates.

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

The Company, from time to time, will enter into foreign exchange contracts or build foreign currency deposits as a partial hedge against currency fluctuations.  The Company intends to manage foreign exchange risks to the extent possible and take appropriate action where warranted.  The Company did not enter into any foreign exchange contracts nor have any foreign exchange contracts outstanding in 2002 and 2003.

EFFECT OF INFLATION

The Company continually attempts to minimize any effect of inflation on earnings by controlling its operating costs and selling prices.  During the past few years, the rate of inflation has been low and has not had a material impact on the Company’s results of operations.

RESTRICTION ON IMPORTS

The Company does not own or operate any manufacturing facilities and imports most of its products from manufacturers in the Pacific Rim, primarily the People’s Republic of China and the Philippines. The Company also imports a small percentage of its products from sources in India and Europe.

The Company’s ability to import products and thereby satisfy customer orders is affected by the availability of, and demands for, quality production capacity abroad.  The Company competes with other importers of specialty giftware products for the limited number of foreign manufacturing sources that can produce detailed, high-quality products at affordable prices. Foreign manufacturing and procurement of imports is subject to the following inherent risks: fluctuations in currency exchange rates; labor, economic and political instability; cost and capacity fluctuations and delays in transportation, dockage and materials handling; restrictive actions by governments; nationalizations; the laws and policies of the U.S. affecting importation of goods (including duties, quota and taxes); natural disasters such as hurricanes and epidemics; terrorist activities and international political/military developments; and foreign trade and tax laws.  The Company’s costs could be adversely affected if the currencies of other countries in which the Company sources product appreciate significantly relative to the U.S. dollar.  Moreover, the Company cannot predict what relevant political, legal or regulatory changes may occur, or the type or amount of any financial impact on the Company such changes may have in the future.

The Company’s products are subject to customs duties and regulations pertaining to the importation of goods, including requirements for the marking of certain information regarding the country of origin on the Company’s products.  In its ordinary course of business, the Company may be involved in disputes with the U.S. Customs Service regarding the amount of duty to be paid, the value of merchandise to be reported or other customs regulations with respect to certain of the Company’s imports, which may result in the payment of additional duties and/or penalties, or which may result in the refund of duties to the Company.  Since the terrorist attacks of September 11, 2001, the U.S. Customs Service has enacted various security protocols affecting the importation of goods.  Such protocols can adversely affect the speed or cost involved in the Company’ receipt of inventory from its overseas vendors.

In fiscal 2002, approximately 90% of the Company’s imports were manufactured in The People’s Republic of China (China), and the Company anticipates that such percentage will hold constant or increase for the foreseeable future. China has joined the World Trade Organization and been accorded permanent “Normal Trade Relations” status by the U.S. government.

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

See “Recent Developments” above.

SEASONALITY AND WHOLESALE CUSTOMER ORDERS

Wholesale Customer Orders Entered (1)

(In millions)

	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Total

2001	$110	$47	$20	$1	$177
2002	114	42	20	2	178
2003	104	—	—	—	—

(1)  Customer orders entered are orders received and approved by the Company, net of any cancellation for various reasons including credit considerations, inventory shortages, and customer requests.  Wholesale customer orders entered exclude orders from company-operated retail stores.

Wholesale customer orders decreased $10.5 million, or 9%, from $114.1 million to $103.6 million through the first quarter of 2002 and 2003, respectively.  The decrease in wholesale customer orders was principally due to a continued slow erosion of the Company’s collectible account base and an uncertain economic environment, as noted in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002.  Net wholesale customer orders entered for Village Series products decreased 20% through the first quarter of 2003, while net wholesale customer orders entered for General Giftware products increased 9%.

Historically, due to the timing of wholesale trade shows early in the calendar year, the Company has received the majority of its total annual wholesale customer orders during the first quarter of each year. Changes in the Company’s ordering and shipping programs and its sales force organization, together with customers’ growing recognition of the Company’s enhanced ability to receive and fulfill orders throughout the year and increased customer reluctance to commit early at high order levels due largely to general economic uncertainty, have been the principal factors in gradually shifting the seasonality of order input towards later in the year. Thus, the Company entered 68% of its total net annual wholesale customer orders for 2000 during the first quarter of that year; by comparison, first quarter wholesale orders for 2001 and 2002 averaged 63% of the total net annual wholesale order input.  Cancellations of total annual wholesale customer orders were approximately 8% and 7% in 2001 and 2002, respectively.  Orders not shipped in a particular year, net of cancellations, are carried into backlog for the following year and have historically been orders for Spring and Easter products.  The Company’s backlog of wholesale customer orders was $81.2 million and $92.0 million at April 5, 2003 and March 30, 2002, respectively.

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

Item 4.   Controls and Procedures

Within the 90-days prior to the filing date of this quarterly report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that those disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

There have been no significant changes in the Company’s internal controls (as embodied in Section 13(b)(2)(B) of the Securities Exchange Act of 1934) or in other factors that could significantly affect these internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II  -  OTHER INFORMATION

Item 1.   Legal Proceedings

Reference is made to Item 3, “Legal Proceedings,” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002, which Item is incorporated herein in its entirety.  On March 1, 2002, the Company received net proceeds (before income taxes) of $11.0 million in settlement of the Company’s litigation against Arthur Andersen LLP and Andersen Worldwide Société Coopérative concerning implementation of its information systems. This recovery resulted in other income of $5.4 million and a $5.6 million reduction in net depreciable assets.

Notes concerning forward-looking statements:

Any conclusions or expectations expressed in, or drawn from, the statements in this filing concerning matters that are not historical corporate financial results are “forward-looking statements” that involve risks and uncertainties.  These statements are based on management’s estimates, assumptions and projections as of today and are not guarantees of future performance.  Actual results may vary materially from forward-looking statements and the assumptions on which they are based.  The Company undertakes no obligation to update or publish in the future any forward-looking statements. Please read the bases, assumptions and factors set out in Item 7 in the Company’s Form 10-K for 2002 dated March 17, 2003 and filed under the Securities Exchange Act of 1934, all of which is incorporated herein by reference and applicable to the forward-looking statements set forth herein.

Item 6.   Exhibits and Reports on Form 8-K

(a)                                  The following documents are filed as exhibits to this Report.

11.1                 Computation of net income (loss) per share.

(b)                                 Reports on Form 8-K.

The Company filed the following Current Reports on Form 8-K during the first quarter of 2003:

•                  Form 8-K dated March 17, 2003.

•                  Form 8-K dated February 21, 2003 containing a Company press release and financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEPARTMENT 56, INC.

Date:	May 20, 2003	/s/ Susan E. Engel
Susan E. Engel Chairwoman of the Board and Chief Executive Officer (Principal Executive Officer)

Date:	May 20, 2003	/s/ Timothy J. Schugel
Timothy J. Schugel Chief Financial Officer and Executive Vice President (Principal Financial Officer)

SARBANES-OXLEY SECTION 302 CERTIFICATION

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

Date:	May 20, 2003	/s/ Susan E. Engel
Susan E. Engel Chairwoman of the Board and Chief Executive Officer (Principal Executive Officer)

SARBANES-OXLEY SECTION 302 CERTIFICATION

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

Date:	May 20, 2003	/s/ Timothy J. Schugel
Timothy J. Schugel Chief Financial Officer and Executive Vice President (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Name

11.1	Computation of net income (loss) per share
99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
99.2	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350