Form 10-Q
period 2003-07-05
DEPARTMENT 56 INC
filed 2003-08-15
CIK 902270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  July 5, 2003

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

Yes     ☒   No      ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes     ☒   No      ☐

As of July 5, 2003, 13,116,267 shares of the registrant’s common stock, par value $.01 per share, were outstanding.

PART I  –  FINANCIAL INFORMATION

Item 1.   Financial Statements

DEPARTMENT 56, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands)

	JULY 5, 2003	DECEMBER 28, 2002	JUNE 29, 2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,369	$42,494	$3,696
Accounts receivable, net	61,622	32,620	61,306
Inventories	24,881	14,324	15,746
Other current assets	7,946	9,093	9,991
Total current assets	95,818	98,531	90,739

PROPERTY AND EQUIPMENT, net	19,435	20,908	22,425
GOODWILL, TRADEMARKS AND OTHER, net	59,940	60,061	60,176
OTHER ASSETS	2,613	1,825	2,190
	$177,806	$181,325	$175,530

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$22,000	$2,235	$2,235
Borrowings on revolving credit agreement	18,000	—	8,000
Accounts payable	6,898	8,172	5,411
Other current liabilities	17,290	16,597	23,470
Total current liabilities	64,188	27,004	39,116

DEFERRED TAXES	5,144	5,808	5,362
LONG-TERM DEBT	—	51,765	51,765
STOCKHOLDERS’ EQUITY	108,474	96,748	79,287
	$177,806	$181,325	$175,530

See notes to condensed consolidated financial statements.

DEPARTMENT 56, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In thousands, except per share amounts)

	QUARTER ENDED
	JULY 5, 2003	JUNE 29, 2002
NET SALES	$53,655	$59,850
COST OF SALES	23,533	26,036
Gross profit	30,122	33,814

OPERATING EXPENSES:
Selling, general, and administrative	12,814	14,545

INCOME FROM OPERATIONS	17,308	19,269

OTHER EXPENSE (INCOME):
Interest expense	369	840
Other, net	(284)	(46)

INCOME BEFORE INCOME TAXES	17,223	18,475

INCOME TAX PROVISION	6,200	6,651

NET INCOME	$11,023	$11,824

NET INCOME PER SHARE – BASIC	$0.84	$0.91

NET INCOME PER SHARE – ASSUMING DILUTION	$0.84	$0.89

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC	13,088	12,974
WEIGHTED AVERAGE SHARES OUTSTANDING – ASSUMING DILUTION	13,172	13,324

See notes to condensed consolidated financial statements.

DEPARTMENT 56, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In thousands, except per share amounts)

	27 WEEKS ENDED JULY 5, 2003	26 WEEKS ENDED JUNE 29, 2002
NET SALES	$88,534	$92,349
COST OF SALES	39,748	40,257
Gross profit	48,786	52,092

OPERATING EXPENSES:
Selling, general, and administrative	30,867	32,788

INCOME FROM OPERATIONS	17,919	19,304

OTHER EXPENSE (INCOME):
Interest expense	953	1,896
Litigation settlement	—	(5,388)
Other, net	(651)	(254)

INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	17,617	23,050

INCOME TAX PROVISION	6,342	8,298

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	11,275	14,752

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	—	(93,654)

NET INCOME (LOSS)	$11,275	$(78,902)

INCOME PER SHARE BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE – BASIC	$0.86	$1.14

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE – BASIC	—	(7.24)

NET INCOME (LOSS) PER SHARE – BASIC	$0.86	$(6.10)

INCOME PER SHARE BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE – ASSUMING DILUTION	$0.86	$1.12

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE – ASSUMING DILUTION	—	(7.14)

NET INCOME (LOSS) PER SHARE – ASSUMING DILUTION	$0.86	$(6.02)

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC	13,081	12,936
WEIGHTED AVERAGE SHARES OUTSTANDING – ASSUMING DILUTION	13,161	13,117

See notes to condensed consolidated financial statements.

DEPARTMENT 56, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	27 WEEKS ENDED JULY 5, 2003	26 WEEKS ENDED JUNE 29, 2002
CASH FLOWS FROM OPERATING ACTIVITIES -
Net cash used in operating activities	$(26,475)	$(27,219)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(889)	(853)
Litigation settlement – reduction in net depreciable assets	—	5,618
Net cash (used in) provided by investing activities	(889)	4,765

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of common stock options	354	1,062
Payments for treasury stock	(115)	—
Borrowings on revolving credit agreement	18,000	8,000
Principal payments on long-term debt	(32,000)	(31,000)
Net cash used in financing activities	(13,761)	(21,938)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(41,125)	(44,392)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	42,494	48,088

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,369	$3,696

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION -
Cash paid for:
Interest	$911	$2,229
Income taxes	387	2,774

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

The results of operations for the quarter and 27 weeks ended July 5, 2003 are not necessarily indicative of the results for the full fiscal year.  It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the 2002 Annual Report to Stockholders and Annual Report on Form 10-K as filed by Department 56, Inc. (the Company) with the Securities and Exchange Commission.

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

(In thousands, except per share amounts)			27 WEEKS ENDED JULY 5, 2003	26 WEEKS ENDED JUNE 29, 2002
QUARTER ENDED
	JULY 5, 2003	JUNE 29, 2002

Net income (loss):

As reported

$

11,023

$

11,824

$

11,275

$

(78,902

)

Stock-based compensation, net of related tax effects

(403

)

(784

)

(1,138

)

(1,168

)

Pro forma

10,620

11,040

10,137

(80,070

)

Net income (loss) per common share – basic:

As reported

$

0.84

$

0.91

$

0.86

$

(6.10

)

Stock-based compensation, net of related tax effects

(0.03

)

(0.06

)

(0.09

)

(0.09

)

Pro forma

0.81

0.85

0.77

(6.19

)

Net income (loss) per common share — assuming dilution:

As reported

$

0.84

$

0.89

$

0.86

$

(6.02

)

Stock-based compensation, net of related tax effects

(0.03

)

(0.06

)

(0.09

)

(0.09

)

Pro forma

0.81

0.83

0.77

(6.11

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

(In thousands)			27 WEEKS ENDED JULY 5, 2003	26 WEEKS ENDED JUNE 29, 2002
QUARTER ENDED
	JULY 5, 2003	JUNE 29, 2002

WHOLESALE:

Net sales

$

52,431

$

58,827

$

80,571

$

85,993

Income from operations

25,389

28,594

36,784

39,581

RETAIL:

Net sales

$

1,224

$

1,023

$

7,963

$

6,356

Loss from operations

(1,188

)

(1,153

)

(3,571

)

(2,797

)

OTHER -

Loss from operations

$

(6,893

)

$

(8,172

)

$

(15,294

)

$

(17,479

)

CONSOLIDATED:

Net sales

$

53,655

$

59,850

$

88,534

$

92,349

Income from operations

17,308

19,269

17,919

19,304

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Comparison of Results of Operations for the Quarter Ended July 5, 2003 to the Quarter Ended June 29, 2002.

	QUARTER ENDED JULY 5, 2003		QUARTER ENDED JUNE 29, 2002
(In millions)	Dollars	% of Net Sales	Dollars	% of Net Sales

Net sales	$53.7	100%	$59.9	100%

Gross profit	30.1	56	33.8	56

Selling, general, and administrative expenses	12.8	24	14.5	24

Income from operations	17.3	32	19.3	32

Interest expense	0.4	1	0.8	1

Other, net	(0.3)	1	—	—

Income before income taxes	17.2	32	18.5	31

Income tax provision	6.2	12	6.7	11

Net income	11.0	21	11.8	20

Net Sales

Net sales decreased $6.2 million, or 10%, from $59.9 million in 2002 to $53.7 in 2003. The decrease in sales was principally due to a decrease in wholesale sales to independent gift retailers (wholesale customers).

Wholesale sales decreased $6.4 million, or 11%, from $58.8 million in 2002 to $52.4 million in 2003.  The decrease in wholesale sales was principally due to a cautious approach to ordering by the Company’s independent gift retailers due to an uncertain economic environment as well as a continued erosion of the Company’s collectable account base.  Wholesale sales of the Company’s Village Series products decreased $6.5 million, or 19%, while sales of General Giftware products were $24.5 million in both periods.  Village Series products represented 53% of the Company’s sales during 2003 versus 58% during 2002.

Retail sales increased $0.2 million, or 20%, from $1.0 million in 2002 to $1.2 million in 2003. The Company’s retail business is comprised of its Department 56 branded year-round stores, seasonal stores operating under the name “Holidays by Department 56,™” seasonally-operated kiosks operating under the Geppeddo® brand and the Company’s direct sales division operating under the name “Time to Celebrate™”.  The increase in retail sales was principally due to an increase in Time to Celebrate sales (as the business started operations in the fourth quarter of 2002).  The Company’s year-round retail stores posted a 6% same store sales increase. The Company’s retail operations historically generate losses in the first three quarters of the Company’s fiscal year and income from operations during the fourth quarter.

Gross Profit

Gross profit as a percentage of net sales was 56% in 2002 and 2003.  The decrease in the gross profit percentage from the shift in the mix of wholesale product toward the General Giftware product lines was offset by a lower provision for excess and slow moving inventory.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $1.7 million, or 12%, between 2002 and 2003.  Selling, general and administrative expenses as a percentage of net sales were 24% in 2002 and 2003.  The decrease in selling, general and administrative expenses in 2003 compared to 2002 is principally due to lower wholesale sales and corporate-level cost reductions.

Interest Expense

Interest expense decreased $0.5 million, or 56%, between 2002 and 2003 principally due to decreased interest rates paid by the Company and a decrease in the amount of term debt outstanding.  The Company pre-paid $30 million of its term debt in March 2003.

Provision for Income Taxes

The effective income tax rate was 36% during the second quarter of 2002 and the second quarter of 2003.

RESULTS OF OPERATIONS

Comparison of Results of Operations for the 27 Weeks Ended July 5, 2003 to the 26 Weeks Ended June 29, 2002.

	27 WEEKS ENDED JULY 5, 2003		26 WEEKS ENDED JUNE 29, 2002
(In millions)	Dollars	% of Net Sales	Dollars	% of Net Sales

Net sales	$88.5	100%	$92.3	100%

Gross profit	48.8	55	52.1	56

Selling, general, and administrative expenses	30.9	35	32.8	36

Income from operations	17.9	20	19.3	21

Interest expense	1.0	1	1.9	2

Litigation settlement	—	—	(5.4)	6

Other, net	(0.7)	1	(0.3)	—

Income before income taxes and cumulative effect of change in accounting principle	17.6	20	23.1	25

Income tax provision	6.3	7	8.3	9

Income before cumulative effect of change in accounting principle	11.3	13	14.8	16

Cumulative effect of change in accounting principle	—	—	(93.7)	N/A

Net income (loss)	11.3	13	(78.9)	N/A

Net Sales

Net sales decreased $3.8 million, or 4%, from $92.3 million in 2002 to $88.5 in 2003. The decrease in sales was principally due to a decrease in wholesale sales to independent gift retailers (wholesale customers).

Wholesale sales decreased $5.4 million, or 6%, from $86.0 million in 2002 to $80.6 million in 2003.  The decrease in wholesale sales was principally due to a cautious approach to ordering by the Company’s independent gift retailers due to an uncertain economic environment as well as a continued erosion of the Company’s collectable account base.  Wholesale sales of the Company’s Village Series products decreased $6.8 million, or 13%, while sales of General Giftware products increased $1.4 million, or 4% between the two periods.  Village Series products represented 57% of the Company’s sales during 2003 versus 61% during 2002.

Retail sales increased $1.6 million, or 25%, from $6.4 million in 2002 to $8.0 million in 2003.  The Company’s retail business is comprised of its Department 56 branded year-round stores, seasonal stores operating under the name “Holidays by Department 56,” seasonally-operated kiosks operating under the Geppeddo® brand and the Company’s direct sales division operating under the name “Time to Celebrate™”.  The increase in retail revenues was primarily driven by an increase in the number of kiosk locations as well as an increase in average sales per location for the seasonal kiosks during the first quarter of 2003.  During January 2003, the Company operated 417 seasonal kiosks compared to 359 seasonal kiosks operated in January 2002 and average sales per location for the seasonal kiosks increased 9%.  The Company’s year-round retail stores posted a same store sales increase of 6% during the first half of 2003.   The Company’s retail operations historically generate losses in the first three quarters of the Company’s fiscal year and income from operations during the fourth quarter.

Gross Profit

Gross profit as a percentage of net sales was 56% and 55% in 2002 and 2003, respectively.  The decrease in the gross profit percentage was principally due to the highly promotional retail environment that resulted in lower gross margins within the seasonal store and kiosk components of the Company’s retail business during the first quarter of 2003 as well as a shift in the mix of wholesale product shipments toward the General Giftware product lines, partially offset by a lower provision for excess and slow moving inventory.  Management anticipates that fiscal year 2003 gross margins will be approximately 1 to 1 ½ percentage points lower than fiscal year 2002 gross margins principally due to the shift in product mix.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $1.9 million, or 6%, between 2002 and 2003.  Selling, general and administrative expenses as a percentage of net sales were 36% and 35% in 2002 and 2003, respectively.  The decrease in selling, general and administrative expenses as a percentage of net sales in 2003 compared to 2002 is principally due to lower wholesale sales and corporate-level cost reductions, partially offset by increased retail operations during the first quarter.

Interest Expense

Interest expense decreased $0.9 million, or 50%, between 2002 and 2003 principally due to decreased interest rates paid by the Company and a decrease in the amount of term debt outstanding.  The Company pre-paid $30 million of its term debt in March 2003.

Litigation Settlement

On March 1, 2002, the Company received net proceeds (before income taxes) of $11.0 million in settlement of the Company’s litigation against Arthur Andersen LLP and Andersen Worldwide Société Coopérative concerning implementation of its information systems. This recovery resulted in other income of $5.4 million and a $5.6 million reduction in net depreciable assets.

Provision for Income Taxes

The effective income tax rate was 36% during the 26 weeks ended June 29, 2002 and the 27 weeks ended July 5, 2003.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities decreased $0.7 million from $27.2 million in 2002 to $26.5 million in 2003.  Lower interest and income tax payments during 2003 were offset by the $5.4 million in other income recorded in 2002 as a result of the litigation settlement as well as higher inventory purchases in 2003.

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

Accounts receivable, net of reserves, which principally consists of wholesale trade receivables, increased from $61.3 million at June 29, 2002 to $61.6 million at July 5, 2003.  Accounts receivable increased despite reduced wholesale sales as a result of slower customer payments due to the difficult retail environment as well as decreases in the allowance for sales returns and credits.  Management believes there is adequate provision for any doubtful accounts receivable and sales returns that may arise.

Inventories increased from $15.7 million at June 29, 2002 to $24.9 million at July 5, 2003. Approximately 80% of this $9.2 million increase in inventories is attributable to the timing of product shipments from overseas vendors for the Company’s wholesale segment.  The remaining 20% of the increase in inventory is due to the increase in retail operations, including inventories for the start-up of Time to Celebrate.  Management anticipates that wholesale segment inventories at year-end 2003 will approximate 2002 year-end levels.

Capital expenditures for the second quarter and first half of 2003 were $0.8 million and $0.9 million, respectively, compared to $0.7 million and $0.9 million during the second quarter and first half of 2002.  For 2003, management expects total capital expenditures to approximate 1% to 2% of annual wholesale revenues plus approximately $0.9 million for each year-round retail store opened during the year.  The Company plans to open two year-round stores during 2003: one at The Florida Mall in Orlando and the other at Water Tower Place in Chicago.

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

As of July 5, 2003, the total term debt outstanding was $22 million which comes due in March 2004.

The Company is currently negotiating a new credit agreement to replace its current credit agreement which expires March 19, 2004.  The Company believes that its internally generated cash flow and seasonal borrowings under the revolving credit facility and replacement credit agreement will be adequate to fund operations and capital expenditures.

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

Sales Returns and Credits – An allowance is established for credits related to possible returned or damaged product.  The amount of the allowance is based on historical ratios of credits to sales, the historical average length of time between the sale and the credit, and other factors. Changes in customers’ behavior versus historical experience, changes in product damage or defect rates, or changes in the Company’s return policies are among the factors that would result in materially different amounts for this item.  In 2002, sales returns and credits as a percentage of wholesale sales were approximately 3%.  Historically, sales returns and credits as a percentage of wholesale sales have been between 3% and 5%.  In the second quarter of 2003, the Company reduced its provision for sales returns and credits reflecting lower levels of credits for product damages and returns similar to the reduction in the second quarter of 2002.  The Company provided $0.9 million and $1.0 million for sales returns and credits in the second quarter of 2003 and 2002, respectively.  For the twenty seven weeks ended July 5, 2003 and the twenty six weeks ended June 29, 2002, the Company provided $1.8 million and $2.0 million, respectively.

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

The Company’s products are subject to customs duties and regulations pertaining to the importation of goods, including requirements for the marking of certain information regarding the country of origin on the Company’s products.  In its ordinary course of business, the Company may be involved in disputes with the U.S. Customs Service regarding the amount of duty to be paid, the value of merchandise to be reported or other customs regulations with respect to certain of the Company’s imports, which may result in the payment of additional duties and/or penalties, or which may result in the refund of duties to the Company.  Since the terrorist attacks of September 11, 2001, the U.S. Customs Service has enacted various security protocols affecting the importation of goods.  Such protocols can adversely affect the speed or cost involved in the Company’s receipt of inventory from its overseas vendors.

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

SEASONALITY AND WHOLESALE CUSTOMER ORDERS

Wholesale Customer Orders Entered (1)
(In millions)

	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Total

2001	$110	$47	$20	$1	$177
2002	114	42	20	2	178
2003	104	34	—	—	—

(1)  Customer orders entered are orders received and approved by the Company, net of any cancellation for various reasons including credit considerations, inventory shortages, and customer requests.  Wholesale customer orders entered exclude orders from company-operated retail stores.

Wholesale customer orders decreased $17.8 million, or 11%, from $155.9 million to $138.1 million through the second quarter of 2002 and 2003, respectively.  The decrease in wholesale customer orders was principally due to a cautious approach to ordering by the Company’s independent gift retailers due to an uncertain economic environment as well as a continued erosion of the Company’s collectable account base. Net wholesale customer orders entered for Village Series products decreased 21% through the second quarter of 2003, while net wholesale customer orders entered for General Giftware products increased 3%.

Historically, due to the timing of wholesale trade shows early in the calendar year, the Company has received the majority of its total annual wholesale customer orders during the first quarter of each year. Changes in the Company’s ordering and shipping programs and its sales force organization, together with customers’ growing recognition of the Company’s enhanced ability to receive and fulfill orders throughout the year and increased customer reluctance to commit early at high order levels due largely to general economic uncertainty, have been the principal factors in gradually shifting the seasonality of order input towards later in the year. Thus, the Company entered 68% of its total net annual wholesale customer orders for 2000 during the first quarter of that year; by comparison, first quarter wholesale orders for 2001 and 2002 averaged 63% of the total net annual wholesale order input.  Cancellations of total annual wholesale customer orders were approximately 8% and 7% in 2001 and 2002, respectively.  Orders not shipped in a particular year, net of cancellations, are carried into backlog for the following year and have historically been orders for Spring and Easter products.  The Company’s backlog of wholesale customer orders was $65.1 million and $76.6 million at July 5, 2003 and June 29, 2002, respectively.

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

Item 4.  Controls and Procedures

Prior to the filing date of this quarterly report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that those disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934) during the second fiscal quarter of 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 4.  Submission of Matters to a Vote of Security Holders

The following matters were submitted to a vote of security holders during the Company’s Annual Meeting of Stockholders held on May 7, 2003.

Description of Matter:

1.	Election of Directors	Votes Cast For	Authority Withheld
	Susan E. Engel	12,719,850	98,546
	James E. Bloom	12,408,929	407,467
	Michael R. Francis	12,279,689	538,707
	Stewart M. Kasen	12,407,757	410,639
	Reatha Clark King	12,407,379	411,017
	Gary S. Matthews	12,686,304	132,092
	Steven G. Rothmeier	12,685,849	132,547
	Vin Weber	12,410,682	407,714

		For	Against	Abstain	Broker Non-Votes
2.	Ratification of Deloitte & Touche llp as independent accountants	12,675,169	136,250	6,977	0

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

Item 6.   Exhibits and Reports on Form 8-K

(a)           The following documents are exhibits to this Report.

11.1                           Computation of net income (loss) per share

31.1                           Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2                           Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1                           Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32.2                           Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

(b)           Reports on Form 8-K.

The Company filed the following Current Reports on Form 8-K during the second quarter of 2003:

•                                          Form 8-K dated May 1, 2003 containing a Company press release and financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEPARTMENT 56, INC.

Date: August 15, 2003	/s/ Susan E. Engel
Susan E. Engel
Chairwoman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: August 15, 2003	/s/ Timothy J. Schugel
Timothy J. Schugel
Chief Financial Officer and Executive Vice President (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Name

11.1	Computation of net income (loss) per share

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350