Form 10-Q
period 2003-10-04
DEPARTMENT 56 INC
filed 2003-11-17
CIK 902270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  October 4, 2003

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

As of October 4, 2003, 13,161,161 shares of the registrant’s common stock, par value $.01 per share, were outstanding.

PART I  -  FINANCIAL INFORMATION

Item 1.   Financial Statements

DEPARTMENT 56, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands)

	OCTOBER 4, 2003	DECEMBER 28, 2002	SEPTEMBER 28, 2002

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,322	$42,494	$3,535
Accounts receivable, net	91,205	32,620	95,521
Inventories	26,367	14,324	21,550
Other current assets	8,159	9,093	10,213
Total current assets	127,053	98,531	130,819

PROPERTY AND EQUIPMENT, net	18,893	20,908	21,519
GOODWILL, TRADEMARKS AND OTHER, net	59,883	60,061	60,118
OTHER ASSETS	2,589	1,825	2,165
	$208,418	$181,325	$214,621

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$22,000	$2,235	$2,235
Borrowings on revolving credit agreement	41,000	—	36,000
Accounts payable	7,823	8,172	10,527
Other current liabilities	12,733	15,239	18,447
Total current liabilities	83,556	25,646	67,209

OTHER LIABILITIES	2,433	1,358	1,602
DEFERRED TAXES	5,115	5,808	5,409
LONG-TERM DEBT	—	51,765	51,765
STOCKHOLDERS’ EQUITY	117,314	96,748	88,636
	$208,418	$181,325	$214,621

See notes to condensed consolidated financial statements.

DEPARTMENT 56, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In thousands, except per share amounts)

	QUARTER ENDED
	OCTOBER 4, 2003	SEPTEMBER 28, 2002
NET SALES	$54,642	$58,562
COST OF SALES	26,204	27,869
Gross profit	28,438	30,693

OPERATING EXPENSES:
Selling, general, and administrative	15,019	15,577

INCOME FROM OPERATIONS	13,419	15,116

OTHER EXPENSE:
Interest expense	451	761
Other, net	37	233

INCOME BEFORE INCOME TAXES	12,931	14,122

INCOME TAX PROVISION	4,655	5,084

NET INCOME	$8,276	$9,038

NET INCOME PER SHARE – BASIC	$0.63	$0.69

NET INCOME PER SHARE – ASSUMING DILUTION	$0.62	$0.69

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC	13,138	13,044
WEIGHTED AVERAGE SHARES OUTSTANDING – ASSUMING DILUTION	13,294	13,181

See notes to condensed consolidated financial statements.

	40 WEEKS ENDED OCTOBER 4, 2003	39 WEEKS ENDED SEPTEMBER 28, 2002
NET SALES	$143,176	$150,911
COST OF SALES	65,952	68,126
Gross profit	77,224	82,785

OPERATING EXPENSES:
Selling, general, and administrative	45,886	48,365

INCOME FROM OPERATIONS	31,338	34,420

OTHER EXPENSE (INCOME):
Interest expense	1,404	2,657
Litigation settlement	—	(5,388)
Other, net	(615)	(21)

INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	30,549	37,172

INCOME TAX PROVISION	10,998	13,382

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	19,551	23,790

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	—	(93,654)

NET INCOME (LOSS)	$19,551	$(69,864)

INCOME PER SHARE BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE – BASIC	$1.49	$1.83

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE – BASIC	—	(7.22)

NET INCOME (LOSS) PER SHARE – BASIC	$1.49	$(5.39)

INCOME PER SHARE BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE – ASSUMING DILUTION	$1.48	$1.81

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE – ASSUMING DILUTION	—	(7.13)

NET INCOME (LOSS) PER SHARE – ASSUMING DILUTION	$1.48	$(5.32)

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC	13,100	12,972
WEIGHTED AVERAGE SHARES OUTSTANDING – ASSUMING DILUTION	13,189	13,139

See notes to condensed consolidated financial statements.

 DEPARTMENT 56, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	40 WEEKS ENDED OCTOBER 4, 2003	39 WEEKS ENDED SEPTEMBER 28, 2002

CASH FLOWS FROM OPERATING ACTIVITIES -
Net cash used in operating activities	$(49,325)	$(55,005)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,577)	(1,337)
Litigation settlement – reduction in net depreciable assets	—	5,618
Net cash (used in) provided by investing activities	(1,577)	4,281

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of common stock options	845	1,222
Payments for treasury stock	(115)	(51)
Borrowings on revolving credit agreement	41,000	36,000
Principal payments on long-term debt	(32,000)	(31,000)
Net cash provided by financing activities	9,730	6,171

NET DECREASE IN CASH AND CASH EQUIVALENTS	(41,172)	(44,553)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	42,494	48,088

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,322	$3,535

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION -
Cash paid for:
Interest	$1,193	$2,974
Income taxes	9,433	13,356

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

The results of operations for the quarter and 40 weeks ended October 4, 2003 are not necessarily indicative of the results for the full fiscal year.  It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the 2002 Annual Report to Stockholders and Annual Report on Form 10-K as filed by Department 56, Inc. (the Company) with the Securities and Exchange Commission.

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

(In thousands, except per share amounts)	QUARTER ENDED		40 WEEKS ENDED OCTOBER 4, 2003	39 WEEKS ENDED SEPTEMBER 28, 2002
	OCTOBER 4, 2003	SEPTEMBER 28, 2002

Net income (loss):

As reported

$

8,276

$

9,038

$

19,551

$

(69,864

)

Stock-based compensation, net of related tax effects

(379

)

(795

)

(1,522

)

(1,959

)

Pro forma

7,897

8,243

18,029

(71,823

)

Net income (loss) per common share – basic:

As reported

$

0.63

$

0.69

$

1.49

$

(5.39

)

Stock-based compensation, net of related tax effects

(0.03

)

(0.06

)

(0.12

)

(0.15

)

Pro forma

0.60

0.63

1.37

(5.54

)

Net income (loss) per common share – assuming dilution:

As reported

$

0.62

$

0.69

$

1.48

$

(5.32

)

Stock-based compensation, net of related tax effects

(0.03

)

(0.06

)

(0.12

)

(0.15

)

Pro forma

0.59

0.63

1.36

(5.47

)

5.                                      Other Assets and Other Liabilities

The Company has a compensation plan for its officers and Board of Directors whereby participants may elect to forego a portion of their current compensation in exchange for options to purchase shares from several publicly traded mutual funds.  The Company funds this plan by purchasing and owning the underlying assets which are considered “trading” securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and are consequently marked-to-market.  The plan participants bear the potential economic risks and rewards of the underlying investments performance and their interests in the underlying plan assets are subordinate to general creditors.  While officers and Board members may request payment at any time, the liability is classified as non-current as supported by historical experience and because any payment would be funded by non-current assets.  The assets of the plan (included in other assets on the balance sheet) and the related liability to participants (included in other liabilities on the balance sheet) were $1,602 and $2,433 as of September 28, 2002 and October 4, 2003, respectively.

6.                                      Segments of the Company and Related Information

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

(In thousands)	QUARTER ENDED		40 WEEKS ENDED OCTOBER 4, 2003	39 WEEKS ENDED SEPTEMBER 28, 2002
	OCTOBER 4, 2003	SEPTEMBER 28, 2002

WHOLESALE:

Net sales

$

52,829

$

56,916

$

133,401

$

142,909

Income from operations

23,242

25,629

60,027

65,209

RETAIL:

Net sales

$

1,813

$

1,646

$

9,775

$

8,002

Loss from operations

(1,199

)

(2,012

)

(4,769

)

(4,807

)

OTHER -

Loss from operations

$

(8,624

)

$

(8,501

)

$

(23,920

)

$

(25,982

)

CONSOLIDATED:

Net sales

$

54,642

$

58,562

$

143,176

$

150,911

Income from operations

13,419

15,116

31,338

34,420

7.                                      Goodwill and Indefinite Lived Intangible Assets

Effective at the beginning of fiscal year 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets.  Upon adoption of SFAS No. 142, amortization of goodwill and indefinite-lived intangible assets ceased.  The Company determined that its trademarks were indefinite-lived intangible assets and ceased amortization.  The Company’s goodwill is principally assigned to its wholesale operating segment, with $7,912 relating to the retail operating segment.  Recorded goodwill was tested for impairment by comparing the fair value to its carrying value.  Fair value was determined by considering discounted cash flow methodologies, industry control premiums in the marketplace and private transaction financial models.  Independent and other market valuation methods were used to determine the fair value of the Company’s trademarks and other assets.  As a result of the fair market value analysis, the Company recorded a $93,654 charge as a cumulative effect of change in accounting principle during the first quarter of 2002.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Comparison of Results of Operations for the Quarter Ended October 4, 2003 to the Quarter Ended September 28, 2002.

	QUARTER ENDED OCTOBER 4, 2003		QUARTER ENDED SEPTEMBER 28, 2002
(In millions)	Dollars	% of Net Sales	Dollars	% of Net Sales

Net sales	$54.6	100%	$58.6	100%

Gross profit	28.4	52	30.7	52

Selling, general, and administrative expenses	15.0	27	15.6	27

Income from operations	13.4	25	15.1	26

Interest expense	0.5	1	0.8	1

Other, net	—	—	0.2	—

Income before income taxes	12.9	24	14.1	24

Income tax provision	4.7	9	5.1	9

Net income	8.3	15	9.0	15

Net Sales

Net sales decreased $3.9 million, or 7%, from $58.6 million in 2002 to $54.6 in 2003. The decrease in sales was principally due to a decrease in wholesale sales to independent gift retailers (wholesale customers).

Wholesale sales decreased $4.1 million, or 7%, from $56.9 million in 2002 to $52.8 million in 2003.  The decrease in wholesale sales was principally due to a cautious approach to ordering by the Company’s independent gift retailers due to an uncertain economic environment as well as a continued erosion of the Company’s collectible account base as well as an increase in the provision for sales returns and credits as a result of the $1.0 million reduction taken in the third quarter of 2002.  Wholesale sales of the Company’s Village Series products of $23.4 million decreased $7.7 million, or 25%, while sales of General Giftware products increased $3.6 million, or 14% between the two periods.  Village Series products represented 44% of the Company’s sales during 2003 versus 55% during 2002.

Retail sales increased $0.2 million, or 10%, from $1.6 million in 2002 to $1.8 million in 2003. The Company’s retail business is comprised of its Department 56 branded year-round stores, seasonal stores operating under the name “Holidays by Department 56,™” seasonally-operated kiosks operating under the Geppeddo® brand and the Company’s direct sales division operating under the name “Time to Celebrate™”.  The increase in retail sales was principally due to the opening of the Company’s fourth year-round store in September 2003 and an increase in Time to Celebrate sales (as the business started operations in the fourth quarter of 2002).  The Company’s year-round retail stores posted a 5% same store sales decrease between the two periods and are up 2% year-to-date. The Company’s retail operations historically generate losses in the first three quarters of the Company’s fiscal year and income from operations during the fourth quarter.

Gross Profit

Gross profit as a percentage of net sales was 52% in both the third quarter of 2002 and 2003.  The decrease in the gross profit percentage from the shift in the mix of wholesale product toward the General Giftware product lines and the increase in the provision for sales returns and credits was offset by a lower provision for excess and slow moving inventory as a result of the Company’s tightened wholesale inventory management.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $0.6 million, or 4%, between 2002 and 2003.  Selling, general and administrative expenses as a percentage of net sales were 27% in 2002 and 2003.  The decrease in selling, general and administrative expenses in 2003 compared to 2002 is principally due to lower commissions as a result of lower wholesale sales, and corporate-level cost reductions.

Interest Expense

Interest expense decreased $0.3 million, or 38%, between 2002 and 2003 principally due to decreased interest rates paid by the Company and a decrease in the amount of term debt outstanding.  The Company pre-paid $30 million of its term debt in March 2003.

Provision for Income Taxes

The effective income tax rate was 36% during the third quarter of 2002 and the third quarter of 2003.

RESULTS OF OPERATIONS

Comparison of Results of Operations for the 40 Weeks Ended October 4, 2003 to the 39 Weeks Ended September 28, 2002.

	40 WEEKS ENDED OCTOBER 4, 2003		39 WEEKS ENDED SEPTEMBER 28, 2002
(In millions)	Dollars	% of Net Sales	Dollars	% of Net Sales

Net sales	$143.2	100%	$150.9	100%

Gross profit	77.2	54	82.8	55

Selling, general, and administrative expenses	45.9	32	48.4	32

Income from operations	31.3	22	34.4	23

Interest expense	1.4	1	2.7	2

Litigation settlement	—	—	(5.4)	4

Other, net	(0.6)	—	—	—

Income before income taxes and cumulative effect of change in accounting principle	30.5	21	37.2	25

Income tax provision	11.0	8	13.4	9

Income before cumulative effect of change in accounting principle	19.6	14	23.8	16

Cumulative effect of change in accounting principle	—	—	(93.7)	N/A

Net income (loss)	19.6	14	(69.9)	N/A

Net Sales

Net sales decreased $7.7 million, or 5%, from $150.9 million in 2002 to $143.2 in 2003. The decrease in sales was principally due to a decrease in wholesale sales to independent gift retailers (wholesale customers).

Wholesale sales decreased $9.5 million, or 7%, from $142.9 million in 2002 to $133.4 million in 2003.  The decrease in wholesale sales was principally due to a cautious approach to ordering by the Company’s independent gift retailers due to an uncertain economic environment as well as a continued erosion of the Company’s collectible account base.  Wholesale sales of the Company’s Village Series products of $68.8 million decreased $14.5 million, or 17%, while sales of General Giftware products increased $5.0 million, or 8% between the two periods.  Village Series products represented 52% of the Company’s sales during 2003 versus 58% during 2002.

Retail sales increased $1.8 million, or 22%, from $8.0 million in 2002 to $9.8 million in 2003.  The Company’s retail business is comprised of its Department 56 branded year-round stores, seasonal stores operating under the name “Holidays by Department 56,” seasonally-operated kiosks operating under the Geppeddo brand and the Company’s direct sales division operating under the name “Time to Celebrate.”  The increase in retail revenues was primarily driven by an increase in the number of kiosk locations as well as an increase in average sales per location for the seasonal kiosks during the first quarter of 2003.  During January 2003, the Company operated 417 seasonal kiosks compared to 359 seasonal kiosks operated in January 2002 and average sales per location for the seasonal kiosks increased 9%.  The Company’s year-round retail stores posted a same store sales increase of 2% during the nine months ended October 4, 2003.   The Company’s retail operations historically generate losses in the first three quarters of the Company’s fiscal year and income from operations during the fourth quarter.

Gross Profit

Gross profit as a percentage of net sales was 55% and 54% in 2002 and 2003, respectively.  The decrease in the gross profit percentage was principally due to the highly promotional retail environment that resulted in lower gross margins within the seasonal store and kiosk components of the Company’s retail business during the first quarter of 2003 as well as a shift in the mix of wholesale product shipments.  Management anticipates that fiscal year 2003 gross margins will be approximately 1 to 1 ½ percentage points lower than fiscal year 2002 gross margins principally due to the reasons explained above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $2.5 million, or 5%, between 2002 and 2003.  Selling, general and administrative expenses as a percentage of net sales were 32% in both 2002 and 2003.  The decrease in selling, general and administrative expenses as a percentage of net sales in 2003 compared to 2002 is principally due to lower commissions as a result of lower wholesale sales, and corporate-level cost reductions.

Interest Expense

Interest expense decreased $1.3 million, or 48%, between 2002 and 2003 principally due to decreased interest rates paid by the Company and a decrease in the amount of term debt outstanding.  The Company pre-paid $30 million of its term debt in March 2003.

Litigation Settlement

On March 1, 2002, the Company received net proceeds (before income taxes) of $11.0 million in settlement of the Company’s litigation against Arthur Andersen LLP and Andersen Worldwide Société Coopérative concerning implementation of its information systems. This recovery resulted in other income of $5.4 million and a $5.6 million reduction in net depreciable assets.

Provision for Income Taxes

The effective income tax rate was 36% during the 39 weeks ended September 28, 2002 and the 40 weeks ended October 4, 2003.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities decreased $5.7 million from $55.0 million in 2002 to $49.3 million in 2003 principally due to increased cash collections as a result of higher receivable balances at the end of 2002 and lower interest and income tax payments during 2003.  However, this decrease was partially offset by the $5.4 million in other income recorded in 2002 as a result of the litigation settlement as well as higher inventory purchases in 2003.

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

Accounts receivable, net of reserves, which principally consists of wholesale trade receivables, decreased from $95.5 million at September 28, 2002 to $91.2 million at October 4, 2003.  Accounts receivable decreased principally due to reduced wholesale sales.

Inventories increased from $21.6 million at September 28, 2002 to $26.4 million at October 4, 2003.  The increase is principally due to the timing of product shipments from overseas vendors for the Company’s wholesale segment.  Management anticipates that wholesale segment inventories at year-end 2003 will approximate 2002 year-end levels.

Capital expenditures for the third quarter and first nine months of 2003 were $0.7 million and $1.6 million, respectively, compared to $0.5 million and $1.3 million during the third quarter and first nine months of 2002.  For 2003, management expects total capital expenditures to be approximately $3.0 to $3.5 million.  During September 2003, the Company opened its fourth year-round store at The Florida Mall in Orlando and in October 2003 opened its fifth year-round store at Water Tower Place in Chicago.

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

As of October 4, 2003, the total term debt outstanding was $22 million which comes due in March 2004.  The Company is currently negotiating a new credit agreement to replace its current credit agreement which expires March 19, 2004.  The Company believes that its internally generated cash flow and seasonal borrowings under the revolving credit facility and replacement credit agreement will be adequate to fund operations and capital expenditures.

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

Sales Returns and Credits – An allowance is established for credits related to possible returned or damaged product.  The amount of the allowance is based on historical ratios of credits to sales, the historical average length of time between the sale and the credit, and other factors. Changes in customers’ behavior versus historical experience, changes in product damage or defect rates, or changes in the Company’s return policies are among the factors that would result in materially different amounts for this item.  In 2002, sales returns and credits as a percentage of wholesale sales were approximately 3%.  Historically, sales returns and credits as a percentage of wholesale sales have been between 3% and 5%.  The Company provided $0.8 million and $1.7 million for sales returns and credits in the third quarter of 2002 and 2003, respectively.  During the third quarter of 2002, the Company reduced its provision for sales returns and credits by $1.0 million reflecting lower levels of credits for product damages and returns.  For the thirty nine weeks ended September 28, 2002 and the forty weeks ended October 4, 2003, the Company provided $2.8 million and $3.5 million, respectively.

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

Allowance for Doubtful Accounts – An allowance is established for estimated uncollectible accounts receivable.  The required allowance is determined by reviewing customer accounts and making estimates of amounts that may be uncollectible.  Factors considered in determining the amount of the reserve include the age of the receivable, the financial condition of the customer, general business, economic and political conditions, and other relevant facts and circumstances.  Additionally, since the majority of the Company’s wholesale sales have dating terms which come due in November and December, the Company does not have visibility into overdue balances for most of its wholesale customers until the fourth quarter of its fiscal year. Unexpected changes in the aforementioned factors would result in materially different amounts for this item. In addition, results could be materially different if economic conditions worsened for the Company’s customers.

FOREIGN EXCHANGE

Approximately 97% of the Company’s sales in 2002 were denominated in United States dollars and, as a result, were not subject to changes in exchange rates.  Approximately 3% of the Company’s sales were denominated in foreign currencies that were subject to changes in exchange rates.

The Company imports more than 90% of its product from manufacturers located in the Pacific Rim, principally China.  Although the Company generally pays for its product in United States dollars, the cost of such product may fluctuate with the value of the Chinese currency because the purchase price paid to the Company’s vendors in United States dollars would be worth more or less in the Chinese currency.  As a result, the Company’s costs could be adversely affected if the Chinese currency appreciates significantly relative to the United States dollar.  Conversely, its costs could be favorably affected if the Chinese currency depreciates significantly relative to the United States dollar.  In addition, the Company purchased less than 2% of its product from Taiwan (Republic of China) in 2002.  These purchases were denominated in New Taiwan Dollars and were subject to changes in exchange rates.

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

SEASONALITY AND WHOLESALE CUSTOMER ORDERS

Wholesale Customer Orders Entered (1)

(In millions)

	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Total

2001	$110	$47	$20	$1	$177
2002	114	42	20	2	178
2003	104	34	22	—	—

(1)  Customer orders entered are orders received and approved by the Company, net of any cancellation for various reasons including credit considerations, inventory shortages, and customer requests.  Wholesale customer orders entered exclude orders from company-operated retail stores.

Wholesale customer orders decreased $15.5 million, or 9%, from $176.0 million to $160.5 million through the third quarter of 2002 and 2003, respectively.  The decrease in wholesale customer orders was principally due to a cautious approach to ordering by the Company’s independent gift retailers due to an uncertain economic environment as well as a continued erosion of the Company’s collectible account base. Net wholesale customer orders entered for Village Series products decreased 19% through the third quarter of 2003, while net wholesale customer orders entered for General Giftware products increased 5%.

Historically, due to the timing of wholesale trade shows early in the calendar year, the Company has received the majority of its total annual wholesale customer orders during the first quarter of each year. Changes in the Company’s ordering and shipping programs and its sales force organization, together with customers’ growing recognition of the Company’s enhanced ability to receive and fulfill orders throughout the year and increased customer reluctance to commit early at high order levels due largely to general economic uncertainty, have been the principal factors in gradually shifting the seasonality of order input towards later in the year. Thus, the Company entered 68% of its total net annual wholesale customer orders for 2000 during the first quarter of that year; by comparison, first quarter wholesale orders for 2001 and 2002 averaged 63% of the total net annual wholesale order input.  Cancellations of total annual wholesale customer orders were approximately 8% and 7% in 2001 and 2002, respectively.  Orders not shipped in a particular year, net of cancellations, are carried into backlog for the following year and have historically been orders for Spring and Easter products.  The Company’s backlog of wholesale customer orders was $40.1 million and $34.2 million at September 28, 2002 and October 4, 2003, respectively.

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

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934) during the third fiscal quarter of 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company filed the following Current Reports on Form 8-K during the third quarter of 2003:

• Form 8-K dated July 31, 2003 containing a Company press release and financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEPARTMENT 56, INC.

Date: November 17, 2003	/s/ Susan E. Engel
Susan E. Engel
Chairwoman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: November 17, 2003	/s/ Timothy J. Schugel
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