Form 10-K
period 2004-01-03
DEPARTMENT 56 INC
filed 2004-03-17
CIK 902270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended January 3, 2004

OR

❑	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________ to ______________.

Commission file number 1-11908

DEPARTMENT 56, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3684956
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

One Village Place	55344
6436 City West Parkway	(Zip Code)
Eden Prairie, MN
(Address of principal executive offices)

(952) 944-5600
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ❑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ❑

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 8, 2004 was $197,006,080 (based on the closing price of consolidated trading in the Common Stock on July 3, 2003, being the last trading day of the registrant’s most recently completed second fiscal quarter). For purposes of this computation, shares held by affiliates and by directors and officers of the registrant have been excluded. Such exclusion of shares held by directors and officers is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

Number of Shares of Common Stock, par value $.01 per share, outstanding as of March 8, 2004: 13,181,186.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement for the 2004 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K (the “2004 Proxy Statement”) are incorporated by reference in Parts II and III.

FORM 10-K TABLE OF CONTENTS

PART I

ITEM 1.   BUSINESS

General:

Department 56, Inc. (including its direct and indirect subsidiaries, “Department 56” or “the Company”) is a leading designer, distributor, wholesaler and retailer of fine quality collectibles and other giftware products sold through gift, home accessory and specialty retailers, department stores, general merchandise chains and “Big-Box” specialty chains, as well as through its own stores and consumer-direct home show sales business. The Company is best known for its Village Series of collectible, handcrafted, lighted ceramic and porcelain houses, buildings and related accessories in The Original Snow Village® Collection and other Village series as well as its extensive line of holiday, special occasion and home decorative products, including its Snowbabies™ collectible porcelain figurines.

The Company was incorporated in Delaware in 1992 to hold the equity of a Minnesota corporation formed in 1984 under the name “Department 56, Inc.,” which has since changed its name to “D 56, Inc.” and has continued as the Company’s principal operating subsidiary.

The Company seeks to grow and acquire businesses that reinforce synergies, allowing it to complement its internal product development and accelerating its penetration into new markets and new channels. In the second quarter of fiscal year 2002, the Company commenced its Time to Celebrate™ initiative, a direct selling business that reaches consumers by using a network of independent sales consultants to sell giftware and home decorative products through the home show sales method. Also in 2002, the Company launched its Simple Traditions by Department 56™ line of Village products, developed and distributed for the unique needs of select general merchandise chains and Big-Box specialty retailers. The Company tailors its products, designs, packaging and prices to satisfy the varying demands of customers and consumers within each distribution channel. This focused, multi-faceted strategy is intended to position Department 56 as the premier giftware and collectibles company for the future.

The Company has two reportable segments – wholesale and retail. Although the product produced and sold for each segment is similar, the type of customer for the product and the method used to distribute the product are different. The segmentation of these operations also reflects how the Company’s chief executive officer currently reviews the results of these operations. See Note 11 within the Notes to Consolidated Financial Statements beginning on page F-6.

The Company is organized under the laws of Delaware. The Company’s principal executive offices are located at One Village Place, 6436 City West Parkway, Eden Prairie, MN, 55344, and telephone (952) 944-5600.

The Company files annual, quarterly and current reports and other information with the Securities and Exchange Commission (the “Commission”). You may read and copy any of the information on file with the Commission at the Commission’s Public Reference Room, at 450 Fifth Street, N.W., Room 1024, Washington, DC 20549. Please call the Commission at 1-800-SEC-0330 for further information on the public reference room. In addition, the Commission maintains an Internet site at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file, as the Company does, electronically with the Commission.

The Company makes available, free of charge through a direct link to the SEC on the Company’s website www.department56.com its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as is reasonably practicable after such material is electronically filed with or furnished to the Commission. In addition, each of the key standing committees of the Board of Directors has a charter that sets forth the committee’s role and responsibilities. All of those charters are available on the Company’s website. The Board has also adopted its Governance Principles, a copy of which is also available on the Company’s website. The information on the Company’s website is not incorporated by reference into this annual report.

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). See “Item 7. — Management’s Discussion and Analysis of Results of Operations and Financial Condition — Forward-Looking Statements and Factors Affecting Future Earnings” herein.

Planned Disposition of Geppeddo Seasonal Kiosk Operations:

During 2001, the Company acquired the net assets of Axis Corporation, a privately held designer, importer and specialty retailer based in Salt Lake City, Utah. The acquired business sold dolls and doll accessories under the brand name of Geppeddo at kiosks located in major shopping centers throughout the United States during the peak holiday shopping season. The original strategy behind the Geppeddo acquisition was to give the Company additional differentiated and branded products and access to a new channel of distribution. However, since the acquisition, the demand for porcelain dolls has declined substantially. This softening combined with significantly reduced traffic at the kiosks resulted in a business model that the Company does not believe can be profitable going forward. As a result, in December 2003, the Company committed to a plan to cease operations of Geppeddo.

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company will record Geppeddo’s results in continuing operations in 2003 and 2004 until the run-off of operations is complete, which is expected to be in the second quarter of 2004. When the run-off is complete, the Geppeddo results will be reclassified into discontinued operations for all periods presented. Additional information regarding the plan to cease operations is included in Management’s Discussion and Analysis of Results of Operations and Financial Condition beginning on page 10 and Note 2 within the Notes to Consolidated Financial Statements beginning on page F-6.

Unless otherwise noted, the following discussion relates to operations excluding the Geppeddo seasonal kiosk operations.

Wholesale Operations:

The Company sells its products to retailers through its wholesale operations, the principal facilities of which consist of eight corporate showrooms and two independently operated wholesale showrooms covering the major giftware market areas and trade shows in the U.S. In addition, the Company from time to time attends and solicits orders at giftware trade shows in select other markets throughout the U.S. and Canada.

The Company’s domestic wholesale operations serve an extensive base of retailers, primarily consisting of approximately 13,000 independent gift retailers across the U.S. and Canada who account for approximately 85% of its wholesale sales (the Company refers to this portion of its customer base as its “Gift and Specialty” channel). Approximately 4,660 of the Company’s principal wholesale customers receive the Company’s Village Series and/or Snowbabies products (which the Company sometimes refers to as its “collectible” products and/or lines). These retailers include approximately 1,410 independently owned Club 56SM, Gold KeySM and ShowcaseSM Dealers, who receive special recognition and qualify for improved sales terms by satisfying certain volume, merchandising and/or promotional requirements. Approximately 15% of the Company’s wholesale sales are made to department stores, select general merchandise chains, and mail order houses. No single account represented more than 3% of the Company’s wholesale sales in fiscal 2003. The Company provides volume discounts to its customers on most of its products. The Company has generally had only limited sales outside the United States. International wholesale sales, which are made primarily in Canada, were approximately 3% of the Company’s wholesale sales in fiscal 2003.

Over the past four years, the Company’s principal wholesale customers have decreased in number by approximately 4,400, or 25%. Similarly, customers who sell the Company’s Village Series and/or Snowbabies products have decreased over the same period by approximately 1,670, or 26%. The Company believes the decrease in customers and related decrease in sales since 1999 is due to several factors including: the problems experienced during the implementation of the Company’s enterprise-wide computer system, an overall weakness in the economy which has forced some of the Company’s customers to go out of business or reduce their demand, and the typical characteristic of new customer order volume to be lower than order volume of exiting customers. The Company has enacted programs to curb the decline in customers and wholesale sales experienced over the past four years including implementing new customer ordering and shipping programs, strengthening its sales organization, refining its product development process, broadening the seasonal coverage of its product lines, and pursuing alternative channels of retail distribution. Management believes that some customer attrition is likely to continue within the base of customers carrying the Company’s collectible products. The Company plans to continue to seek complementary retailers and to offer its Simple Traditions and giftware lines for select general merchandise retail chains in order to augment revenue and to introduce more new consumers to the Company’s products.

Certain of the Company’s limited edition and year of production lighted Village Series and Snowbabies products are sold on allocation. Under its allocation practice, the Company specifies certain items among its Village Series and Snowbabies product lines which it does not allow customers to purchase in unlimited quantities. The Company periodically evaluates and adjusts its distribution network and reviews its policies with a view of optimizing both the Company’s distribution strategy and the store-level operations of its independent retailers.

The Company continues to market and advertise its products to retailers principally through giftware trade shows, brochures and trade journals. The Company provides merchandising and product information to its customers distributing Village and Giftware products through its business-to-business Internet site (“WIN”SM or Web Information NetworkSM). WIN also provides ordering, order status information and other transaction processing capabilities to its subscribers.

The Company continues to expand the use of WIN in order to help its retailers with merchandising ideas and to obtain greater operational efficiencies for its customers and the Company.

The Company markets and advertises to existing and potentially new consumers through seasonal advertisements in magazines and newspapers, brochures and point-of-sale information. In addition, the Company publishes and sells Celebrations™, a quarterly consumer magazine, which contains product-related articles and descriptions of its product lines, and maintains an interactive consumer information center on its Internet web site (www.department56.com). Department 56 maintains a toll-free telephone line for collector and consumer questions and participates in collector conventions. The Company also extends its consumer advertising through the use of cooperative advertising with certain of its dealers using various media formats.

Retail Operations:

The Company sells its products to consumers through its retail operations, which in 2003 included five retail stores located in tourist destinations at Mall of America®, outside Minneapolis, Minnesota; Aladdin Hotel and Casino® in Las Vegas, Nevada; Downtown Disney® in Anaheim, California; Water Tower Place® in Chicago, Illinois; and Florida Mall® in Orlando, Florida. The Company recently entered into a lease agreement for a retail store in the Pier 39® shopping complex in San Francisco, California. The Company anticipates that this store will open during the second quarter of 2004.

In the second quarter of 2002, the Company commenced its Time to Celebrate direct selling business. Independent Time to Celebrate sales consultants, who are not agents or employees of the Company, market and distribute giftware and home decorative products to their customers principally through the home show method of direct sales. A consultant contacts consumers, selling primarily at home-based shows using seasonal brochures and product samples. The consultant collects payment from the consumer at the time the consumer’s order is submitted. A web-based consultant care tool has been created, allowing consultants to preview products, policies and procedures and to place and make payment against their orders. A consultant can place an order 24 hours a day, seven days a week. The order is processed and the products then delivered to the home show host. The host then handles delivery of the merchandise to the consumer. The consultants are the customers of Time to Celebrate and the Company generally has no transaction or arrangement with any end user of its product beyond the consultant. Consultants are responsible for payment to the Company upon or prior to shipment, whether or not the products are delivered to an end user.

Typical characteristics of companies engaged in direct sales include a high rate of turnover among sales consultants, and a positive correlation between the number of sales consultants and revenue. For these reasons, the recruiting and training of new Time to Celebrate sales consultants is expected to be continually necessary. Recruitment of people who are themselves experienced with the home show sales format and personal contacts resulting from home show activity constitute the primary means of obtaining new consultants. All consultants earn margin on their own sales and are eligible to receive bonuses from sales by consultants they have recruited. This rewards program and development of sales leadership is an essential part of Time to Celebrate’s long-term growth strategy. At the end of 2003, there were approximately 500 Time to Celebrate independent sales consultants located in 47 states. The Company does not expect the Time to Celebrate business to have a material financial impact on the Company’s retail operations until at least the end of 2004.

Products:

Village Series Products – Department 56 is best known for its Village Series, which includes several different series of collectible, handcrafted, lighted ceramic and porcelain houses, buildings and related accessories that depict nostalgic scenes. The Company introduces new pieces, limited edition pieces, figurines and other accessories each year to complement and provide continuity to the collections. To allow for these new introductions and to keep each series appropriately balanced, the Company has traditionally retired a number of its existing pieces from production each year. Retirement decisions are based on management’s judgment as to, among other things, expected consumer demand, whether a piece continues to fit the evolving design characteristics of a series, manufacturing considerations and, importantly, injecting an element of surprise. The Company also introduces new lighted pieces and accessories for a variety of holidays and special days, including Halloween, St. Patrick’s Day, Easter, Valentine’s Day and Fourth of July. The Company will continue to consider the introduction of new lighted pieces and accessories for other holidays and special day themes.

Giftware –The Company offers a wide range of other decorative giftware and home accessory items including the Company’s Snowbabies and Snowbunnies®figurines; holiday and seasonal decorative items; as well as tableware. Giftware product lines are product lines developed around either a seasonal or unique design theme. The Company generally introduces new products and refines its product offerings twice a year. The Company currently maintains an aggregate of approximately 4,650 stock keeping units, of which approximately 3,900 are Giftware products.

Design and Production:

Each year, the Company introduces new products in its existing product lines and also develops entirely new design and product concepts. The design and manufacture of the Company’s products are complex processes. The path from initial conception of the design idea to market introduction generally takes approximately six to 12 months, although the Company continues to investigate processes intended to reduce this time. The Company’s Village Series and Simple Traditions products are principally composed of ceramic and porcelain clays, and the Company’s other products are designed in a variety of media, including paper maché, acrylic and resin.

The Company continues to add licensed trademarks and characters to its Village and Snowbabies lines. Since 1995, the Company has entered into license agreements with the owners of a variety of well-known American icons which are featured with Village buildings and as character “guests” of the Snowbabies. Adding licensed names and icons has allowed the Company to market to consumers who are enthusiasts of the licensed icons.

Department 56 believes that its relationships with its manufacturers, and the quality of their craftsmanship, provide a competitive advantage and are a significant contributor to the Company’s success. The Company imports most of its products from the Pacific Rim, primarily the People’s Republic of China and the Philippines. The Company also imports a small percentage of its products from India and Europe. During fiscal 2003, the Company imported products from approximately 150 independent manufacturing sources, some of which are represented by independent trading companies. The Company’s single largest manufacturing source represented approximately 25% of the Company’s imports in fiscal 2003. The Company’s emphasis on high-quality craftsmanship at affordable prices limits the sources from which the Company chooses to obtain products. The Company has long-standing relationships with the majority of its manufacturers (several for 20 years or more) and may purchase, typically on a year-to-year basis, a substantial portion of a manufacturer’s entire annual output. As a result of these relationships, the Company has experienced a low turnover of its manufacturing sources.

Distribution and Systems:

The products sold by the Company to its retail customers in the U.S. are generally shipped by ocean freight from abroad and then by rail to the Company’s distribution center located in the Minneapolis/St. Paul metropolitan area. Shipments from the Company to its wholesale customers and Time to Celebrate sales consultants are handled primarily by United Parcel Service or commercial trucking lines.

The Company’s systems maintain order processing from the time a product enters the Company’s system through shipping and ultimate payment collection from its wholesale customers and Time to Celebrate sales consultants. The Company also uses handheld optical scanners and bar coded labels in accepting orders at wholesale showrooms and in the field throughout the U.S. In addition, computer and communication software systems allow on-line information access between the Company’s headquarters and its showrooms, and those systems generally provide direct linkage with the Company’s field sales force. These systems also provide a range of order and product information and ordering capabilities to customers subscribing to its WIN business-to-business site and to Time to Celebrate sales consultants.

The Company’s retail systems also monitor and transmit to the Company on a daily basis the POS (point of sales) data for the Company’s owned retail stores.

Backlog and Seasonality:

The Company receives products, pays its suppliers and ships products throughout the year, although historically the majority of shipments have occurred in the second and third quarters of each year as retailers stock merchandise in anticipation of the winter holiday season. The Company continues to ship wholesale merchandise until mid-December each year. Accordingly, the Company’s wholesale backlog typically is lowest at the beginning of January. As of January 3, 2004, Department 56 had unfilled wholesale orders of approximately $3.5 million compared to $5.0 million at December 28, 2002. The entire backlog is scheduled to be shipped to customers during the 2004 fiscal year. Approximately 7% to 8% of the Company’s total annual wholesale customer orders have been cancelled in each of the last three years for a number of reasons, primarily customer credit considerations and inventory stock-outs.

Historically, due to the timing of wholesale trade shows early in the calendar year, the Company has received the majority of its total annual wholesale customer orders during the first quarter of each year. During the first quarter of each of the past three years, the Company has received approximately 62% to 64% of its annual wholesale orders for such year. The Company can experience fluctuations in quarterly sales due to the timing of receipt of product from suppliers and subsequent shipment of product from the Company to customers, as well as the timing of orders placed by customers. As a result of the Company’s sales pattern, the Company has historically recorded a substantial portion of its wholesale revenues in its second and third quarters, and the majority of its store-based retail sales occur in the fourth quarter during the peak holiday shopping season.

The extended payment terms that the Company provides to many of its wholesale customers create a significant seasonal pattern in its working capital requirements. Due to the seasonal pattern of shipping and accounts receivable collection, the Company generally has greater working capital needs in its second and third quarters and experiences greater cash availability in its first and fourth quarters. The cash from the Company’s retail operations is also generated predominantly in the fourth quarter. The Company typically finances its operations through cash and marketable securities balances, internally generated cash flow and short-term seasonal borrowings.

Trademarks and Other Proprietary Rights:

The Company owns 40 U.S. trademark registrations and has pending U.S. trademark applications with respect to certain of its logos and brand names. In addition, the Company maintains selected trademarks in certain foreign countries.

Department 56 regards its trademarks and other proprietary rights as valuable assets and intends to maintain its trademarks and their registrations and vigorously defend against infringement. The U.S. registrations for the Company’s trademarks are currently scheduled to be cancelled at various times between 2004 and 2013 but can be maintained and renewed provided that the marks are still in use for the goods and services covered by such registrations. The Company has historically renewed its registered trademarks and expects to continue to renew them as business needs dictate.

Competition:

Department 56 competes generally for the discretionary income of consumers with other producers of collectibles, specialty giftware and home decorative accessory products. The collectibles area, in particular, is affected by changing consumer tastes and interests. The giftware industry is highly competitive, with a large number of both large and small participants. The Company’s competitors distribute their products through independent gift retailers, department stores, mass market and specialty chain stores, televised home shopping networks, Internet commerce and mail order houses, and through the home show sales method or other direct response marketing methods. The Company believes that the principal elements of competition in the specialty giftware industry are brand loyalty, design, quality, display and price. The Company believes that its competitive position is enhanced by a variety of factors, including the uniqueness, quality and enduring themes of the Company’s products, its reputation among retailers and consumers, its in-house design expertise, its sourcing and marketing capabilities, and the pricing of its products.

Imports:

The Company does not own or operate any manufacturing facilities and imports most of its products from manufacturers in the Pacific Rim, primarily the People’s Republic of China (“China”) and the Philippines. The Company also imports a small percentage of its products from sources in India and Europe.

The Company’s ability to import products and thereby satisfy customer orders is affected by the availability of, and demand for, quality production capacity abroad. The Company competes with other importers of specialty giftware products for the limited number of foreign manufacturing sources that can produce detailed, high-quality products at affordable prices. Foreign manufacturing and procurement of imports is subject to the following inherent risks: labor, economic and political instability; cost and capacity fluctuations and delays in transportation, dockage and materials handling; restrictive actions by governments; nationalizations; the laws and policies of the U.S. affecting importation of goods (including duties, quota and taxes); international political/military/terrorist developments; and foreign trade and tax laws. Moreover, the Company cannot predict what relevant political, legal or regulatory changes may occur, or the type or amount of any financial impact on the Company such changes may have in the future.

Fluctuations in currency exchange also present risk inherent in the Company’s method for inventory procurement. The Company’s costs could be adversely affected if the currencies of other countries in which the Company sources product appreciate significantly relative to the U.S. dollar; this could result, for example, from a decision by China to allow its currency to float instead of being pegged to the U.S. dollar at a fixed rate.

The Company’s products are subject to customs duties and regulations pertaining to the importation of goods, including requirements for the marking of certain information regarding the country of origin on the Company’s products. In its ordinary course of business, the Company may be involved in disputes with the U.S. Bureau of Customs and Border Protection (“U.S. Customs”) regarding the amount of duty to be paid, the value of merchandise to be reported or other customs regulations relating to certain of the Company’s imports, which may result in the payment of additional duties and/or penalties, or which may result in the refund of duties to the Company. Since the terrorist attacks of September 11, 2001, U.S. Customs has enacted various security protocols affecting the importation of goods. Such protocols could adversely affect the speed or cost involved in the Company’s receipt of inventory from its overseas vendors.

In fiscal 2003, approximately 88% of the Company’s imports were manufactured in China, and the Company anticipates that such percentage will hold constant or increase for the foreseeable future. China has joined the World Trade Organization and been accorded permanent “Normal Trade Relations” status by the U.S. government. However, various commercial and legal practices widespread in China, including the handling of intellectual properties and certain labor practices, as well as certain political and military actions taken or suggested by China, are under review by the U.S. government. China, moreover, has been designated a Country of Particular Concern (“CPC”) pursuant to the International Religious Freedom Act of 1998 (“IRFA”). The IRFA enumerates several specific retaliatory actions that may be taken by the U.S. government, none of which the Company believes would have a material impact on its business. The IRFA, however, also accords the President broad discretion in fashioning other or additional actions and, due to the breadth of the presidential powers under the IRFA, the Company is unable to predict what, if any, action the President could take in the future.

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

Employees:

As of February 18, 2004, the Company had 293 full-time employees in the U.S., three in Canada and one in Taiwan. Of the total workforce, approximately 57 are engaged in wholesale sales representation throughout North America and 83 are associated with the Company’s retail operations. Local Union No. 638 of the Teamsters Union represents 61 of the Company’s U.S.-based warehouse, shipping and receiving personnel under a contract that expires on December 31, 2004. The Company believes that its labor relations are good and has never experienced a work stoppage.

Environmental Matters:

The Company is subject to various federal, state and local laws and regulations governing the use, discharge and disposal of hazardous materials. Compliance with current laws and regulations has not had and is not expected to have a material adverse effect on the Company’s financial condition. It is possible, however, that environmental issues may arise in the future that the Company cannot currently predict.

ITEM 2.   PROPERTIES

The Company owns or leases buildings that contain approximately 541,000 square feet of floor space, as identified in the following table. The Company’s primary corporate showroom, executive offices and creative center are located in Eden Prairie, Minnesota. The office building in Eden Prairie, Minnesota is owned by the Company and the rest of the Company’s facilities are leased.

Facility	Location	Operating Segment(s)	Lease Expiration Date	Approximate Number of Square Feet

Executive Offices, Creative Center and Primary Corporate Showroom	Eden Prairie, MN	Wholesale & Retail	Company-owned facility	66,400
Warehouse and Distribution Facility	Rogers, MN	Wholesale & Retail	6-30-2010	333,700
Warehouse and Distribution Facility and Offices	Salt Lake City, UT	Retail	6-30-2004	54,400
Showroom	Atlanta, GA	Wholesale	12-31-2006	12,946
Showroom	Chicago, IL	Wholesale	11-30-2006	7,480
Showroom	Dallas, TX	Wholesale	1-31-2007	9,143
Showroom	Los Angeles, CA	Wholesale	12-31-2008	6,600
Showroom	New York, NY	Wholesale	12-31-2005	10,300
Showroom	Bedford, MA	Wholesale	6-30-2004	1,800
Showroom	Columbus, OH	Wholesale	5-31-2009	2,485
Retail Store	Bloomington, MN	Retail	4-30-2009	10,200
Retail Store	Las Vegas, NV	Retail	10-31-2010	3,100
Retail Store	Anaheim, CA	Retail	3-31-2012	6,250
Retail Store	Chicago, IL	Retail	1-31-2014	3,836
Retail Store	Orlando, FL	Retail	5-1-2013	5,711
Retail Store	San Francisco, CA	Retail	3-31-2014	6,800

ITEM 3.   LEGAL PROCEEDINGS

In the ordinary course of its business, the Company is involved in various legal proceedings, claims and governmental audits. In the opinion of management, the ultimate disposition of these proceedings, claims and audits will not have a material adverse effect on the results of operations, financial position or cash flows of the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s security holders during the last quarter of the year ended January 3, 2004.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Department 56‘s common stock trades on the New York Stock Exchange (NYSE) under the symbol “DFS.” The table below sets forth the high and low sales prices as reported by the NYSE.

	High	Low

Fiscal 2003
First quarter	13.40	9.63
Second quarter	15.42	9.75
Third quarter	15.76	12.60
Fourth quarter	14.53	12.99
Fiscal 2002
First quarter	14.32	8.50
Second quarter	19.97	13.85
Third quarter	16.26	10.23
Fourth quarter	13.99	8.95

The Company has not declared or paid dividends on its Common Stock. The Company’s strategy includes the pursuit of a significant acquisition that aligns with and complements its existing business. As a result, the Company intends to accumulate cash. In the event the Company is not able to identify any acceptable acquisition by mid-2005, the Company intends to return cash to its shareholders at that time. As a holding company, the ability of the Company to pay cash dividends will depend upon the receipt of dividends or other payments from its subsidiaries. See “Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” below with respect to restrictions under the Company’s credit agreement pertaining to its right to pay dividends.

As of March 8, 2004, the number of holders of record of the Company’s Common Stock was 817.

ITEM 6.   SELECTED FINANCIAL DATA

FIVE-YEAR SUMMARY (In thousands, except per share amounts)
YEARS ENDED JANUARY 3, 2004, DECEMBER 28, 2002, DECEMBER 29, 2001,
DECEMBER 30, 2000, AND JANUARY 1, 2000

The following selected consolidated financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements and related Notes thereto, included elsewhere herein.

	January 3, 2004[1]	December 28, 2002[1]	December 29, 2001[1]	December 30, 2000[1]	January 1, 2000[1]

STATEMENTS OF INCOME
Wholesale segment sales:
Village sales	$86,592	$107,097	$110,295	$150,502	$168,106
Giftware sales	80,303	73,267	70,761	80,680	85,027

	166,895	180,364	181,056	231,182	253,133
Retail segment sales	24,819	28,260	19,391	2,876	2,395

Net sales	191,714	208,624	200,447	234,058	255,528
Cost of sales	89,053	90,305	89,845	109,522	113,475

Gross profit	102,661	118,319	110,602	124,536	142,053
Operating expenses:
Selling, general and administrative	66,632	76,758	68,589	74,166	61,542
Impairment of Geppeddo assets[2]	9,140	—	—	—	—
Amortization of goodwill, trademarks and
other intangibles	235	248	5,189	5,486	5,145

Total operating expenses	76,007	77,006	73,778	79,652	66,687

Income from operations	26,654	41,313	36,824	44,884	75,366
Other expense (income):
Interest expense	1,954	3,426	7,036	11,729	6,719
Litigation settlement[3]	—	(5,388)	—	—	—
Impairment and equity in losses
of minority investment[4]	—	—	3,304	427	—
Other, net	(938)	(386)	(662)	(809)	(153)

Income before income taxes	25,638	43,661	27,146	33,537	68,800
Provision for income taxes	9,230	11,820	11,184	12,744	26,144

Net income before cumulative effect of change
in accounting principle	16,408	31,841	15,962	20,793	42,656

Cumulative effect of change in accounting
principle[5]	—	(93,654)	—	—	—

Net income (loss)	$16,408	$(61,813)	$15,962	$20,793	$42,656

Net income (loss) per common share – basic	$1.25	$(4.76)	$1.24	$1.47	$2.48
Net income (loss) per common share –
assuming dilution	$1.24	$(4.70)	$1.24	$1.47	$2.45
BALANCE SHEET DATA
Working capital	$49,649	$72,885	$63,998	$66,248	$32,525
Total assets	142,304	181,325	279,032	277,808	287,108
Total debt	—	54,000	85,000	105,000	102,500
Total stockholders’ equity[6]	114,296	96,748	156,747	140,575	152,924

[1]	The year ended January 3, 2004 is a 53-week fiscal year whereas all other fiscal years presented are 52-week periods.
[2]	As a result of the Company’s decision to exit the Geppeddo seasonal kiosk business, the Company recorded non-cash charges of $9.1 million to write-off all goodwill, trademarks, other intangible assets and to recognize the impairment of the long-lived assets of the subsidiary.
[3]	During 2002, the Company received net proceeds (before income taxes) of $11.0 million in settlement of the Company’s litigation against Arthur Andersen LLP and Andersen Worldwide Société Coopérative concerning implementation of its information systems. This recovery resulted in other income of $5.4 million and a $5.6 million reduction in net depreciable assets.
[4]	During 2001, the Company recognized a $3.0 million impairment of the Company’s minority investment in 2-Day Designs, Inc. The impairment charge taken reduced the carrying value of the Company’s minority investment to zero.
[5]	During 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. Upon adoption of SFAS No. 142, the Company performed impairment testing and concluded that the goodwill related to the leveraged buy-out of the Company in 1992 was impaired. As a result, the Company recognized a $93.7 million charge to write-down its goodwill.
[6]	The Company has not declared or paid dividends on its Common Stock. As a holding company, the ability of the Company to pay cash dividends will depend upon the receipt of dividends or other payments from its subsidiaries. See “Item 5. – Market for Registrant’s Common Equity and Related Stockholder Matters.”

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS

(in millions, except per share amounts)

STRATEGIC OVERVIEW

The Company’s financial results for 2003 as well as for the prior two years were significantly impacted by fundamental changes occurring in our core Gift and Specialty account base; results for 2003 and 2002 were also impacted by a decline in demand for Geppeddo’s products in its channel of distribution.

We continued to see substantial attrition last year in the Gift and Specialty channel, which accounted for over 85% of the Company’s wholesale sales. This channel remained under stress during this past year, which resulted in accounts representing 7% of the Company’s 2002 Village product sales to cease doing business during 2003. Because the Company’s average Village customer represents higher average revenue to the Company than an average Giftware customer, losing Village accounts is a more difficult problem to overcome than losing Giftware accounts. The Company typically must open several new Village accounts to offset the revenue impact of losing one long-time Village account as the new accounts need time to build up their own consumer bases and demand within their stores. We have also found that our ongoing Village accounts continue to be more cautious in investing in inventory since the onset of tough economic conditions in 2001 and with their increased confidence in the Company’s ability to replenish Village product. Largely due to a decline in sales to this channel, the Company’s Village product sales declined 19% during 2003.

In addition to the impact of attrition in the Gift and Specialty channel, the Company’s Geppeddo division suffered further significant deterioration in its business during 2003. As the Company stated last year, our focus was to return Geppeddo to its historic level of profitability, but with conditions only worsening the decision was made to exit the business at the end of 2003. The financial implications of this decision are discussed in detail below.

In response to the changing nature of the Gift and Specialty channel, in particular as it has impacted the Company’s core Village business, the Company has continued to develop and implement a number of growth strategies designed to offset the impact of the decline in the Gift and Specialty channel and to grow both revenue and earnings in the long-term. A summary of these strategies and the progress made during 2003 follows:

Developing Year-Round Celebratory Products:

The Company is in the process of repositioning itself from a strong Christmas collectibles business to a company providing premier home decorative products to celebrate life’s extraordinary moments. The Company has expanded its Village lines to incorporate celebrations of all major holidays, special moments and seasons. This re-positioning strategy has also led to a strengthening, broadening and increased focus on the Company’s Giftware line with the goal of developing cohesive, multi-season product lines that will attract consumers year-round. While further progress needs to be made, the Company’s Giftware sales demonstrated early positive results during 2003 posting a 10% increase in sales.

Expand Multi-Channels of Distribution:

The continued difficulties with its core Gift and Specialty channel has led the Company to participate in more wholesale and direct channels of distribution in an effort to reach a broader base of consumers and take advantage of how and where consumers shop today. The Company has three strategic initiatives which it is pursuing:

>>	Department 56 Retail
The Company’s initial retail strategy has been to build flagship stores showcasing the breadth of its product in high traffic locations which enjoy a balanced mix of tourist and local population traffic, and where there is no significant wholesale distribution. The Company’s retail stores have been profitable during the past two years. During 2003, the Company opened new stores in Chicago and Orlando. Retail expansion will continue during 2004 with the Company’s mid-year opening of its store at Pier 39 in San Francisco and the expected opening of an additional store during the latter half of the year, although an appropriate site currently has not yet been identified. The Company is also in process of exploring the viability of other Department 56 Retail formats and expects to finalize its strategy and plans by year end.

>>	Wholesale Channels
Although the Gift and Specialty channel will continue to be the Company’s core channel of distribution, the Company has adopted a multi-wholesale channel approach to better expose its products and make them more accessible to a broader range of consumers. New, simpler and less costly Village as well as Giftware lines are being offered to select general merchandise chains as well as select “Big Box” retailers. Sell-through results for the Village lines have been mixed, while Giftware sell-through has generally been good. The Company plans to continue to pursue new accounts and deepen penetration in its current accounts where an opportunity exists to provide value to the consumer through branded offerings.

>>	Time to Celebrate
Launched during 2002, Time to Celebrate is the Company’s direct sales business. Time to Celebrate uses independent sales consultants to market and sell its products directly to the consumer at parties held by a host, generally in the host’s own home, with consumers the host has invited. During 2003, the division focused much of its effort on the recruiting of sales consultants. Time to Celebrate had approximately 500 consultants at the end of 2003, which met our initial expectations. It is not anticipated that this business will have a material impact on the Company’s results until at least the end of 2004. We strongly believe this channel can add significant revenue in the future and provides an opportunity to interact closely with our Time to Celebrate customers on a long-term basis.

Leverage and Grow Our Core Consumer Base:

The Company is fortunate to have long enjoyed a strong consumer following for its core brands. It is our intention to forge closer links with this group and augment it with the consumers shopping at Department 56 Retail and Time to Celebrate as well as those consumers who visit us at www.department56.com. We will use a variety of direct marketing and consumer relationship marketing techniques to expand our relationships with our consumers.

SUMMARY OF 2003 RESULTS OF OPERATIONS

•         Net income decreased by 48% from $31.8 million in 2002 (before the cumulative effect of adopting SFAS No. 142) to $16.4 million in 2003. Certain items affected the comparability of the Company’s earnings during 2003 with those of 2002, as shown in the following table:

Items Impacting Earnings Comparability
(In thousands)

	Quarter Ended
	Jan. 3, 2004	Dec. 28, 2002	53 Weeks Ended Jan. 3, 2004	52 Weeks Ended Dec. 28, 2002

Income (loss) before cumulative effect of
change in accounting principle	$(3,143)	$8,051	$16,408	$31,841
Litigation settlement[1]				(5,388)
Income tax effect of litigation settlement				1,940
Reversal of prior year tax accruals[2]		(3,461)		(3,461)
Impairment of Geppeddo assets[3]	9,140		9,140
Income tax benefit from impairment of
Geppeddo assets	(3,290)		(3,290)
Write-down of Geppeddo inventory to net
realizable value[4]	607		607
Income tax benefit from write-down of Geppeddo
inventory	(219)		(219)

Income before cumulative effect of change
in accounting principle after removing
the above items	$3,095	$4,590	$22,646	$24,932

[1]	The Company recorded $5.4 million of other income in 2002 in connection with the settlement of litigation involving its information systems.
[2]	The Company recorded adjustments to its income tax provision of $3.5 million in 2002 for the reversal of prior year tax accruals that were no longer necessary.
[3]	As a result of the Company’s decision to exit the Geppeddo seasonal kiosk business, the Company recorded non-cash charges of $9.1 million to write-off all goodwill, trademarks and other intangible assets and to recognize the impairment of the long-lived assets of the subsidiary.
[4]	In connection with the decision to exit the Geppeddo seasonal kiosk business, the Company recorded non-cash charges of $0.6 million to write-down Geppeddo inventory to its net realizable value. This write-down is included in 2003 cost of sales.

•          After adjusting for the above items, net income (before the cumulative effect of adopting SFAS No. 142) decreased by 9% in 2003 principally due to a 7% decrease in wholesale sales and a decrease in the gross profit rate from 57% in 2002 to 54% in 2003. The 7% decrease in wholesale sales was driven by a 19% decrease in Village product sales, partially offset by a 10% increase in Giftware sales. The decrease in the gross profit rate was driven by a change in product mix from higher margin Village product to lower margin Giftware product.

•         In December 2003, the Company committed to a plan to cease operations of its Geppeddo seasonal kiosk business. In connection with this decision, the Company recorded total non-cash, pre-tax charges of $9.7 million noted in the table above. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company will record Geppeddo’s results in continuing operations in 2003 and 2004 until the run-off of operations is complete (expected to be in the second quarter of 2004). When the run-off is complete, the Geppeddo results will be reclassified into discontinued operations for all periods presented.

CONSOLIDATED RESULTS

The following discussion of the results of operations and financial condition should be read in conjunction with the selected financial data in Item 6 and the Company’s Consolidated Financial Statements and related notes thereto, included elsewhere herein.

(In millions, except per share amounts)
	2003		2002		2001
	Dollars	Percent of Net Sales	Dollars	Percent of Net Sales	Dollars	Percent of Net Sales

Wholesale segment sales:
Village sales	$86.6		$107.1		$110.3
Giftware sales	80.3		73.3		70.8

	166.9		180.4		181.1
Retail segment sales	24.8		28.3		19.4

Total net sales	191.7	100%	208.6	100%	200.4	100%
Gross profit	102.7	54	118.3	57	110.6	55
Selling, general and administrative expenses	66.6	35	76.7	37	68.6	34
Impairment of Geppeddo assets	9.1	5	—	—	—	—
Amortization of goodwill, trademarks and
other intangibles	0.2	—	0.3	—	5.2	3
Income from operations	26.7	14	41.3	20	36.8	18
Interest expense	2.0	1	3.4	2	7.0	4
Litigation settlement	—	—	(5.4)	3	—	—
Impairment and equity in losses
of minority investment	—	—	—	—	3.3	2
Other, net	(0.9)	—	(0.4)	—	(0.7)	—
Income before income taxes	25.6	13	43.7	21	27.1	14
Provision for income taxes	9.2	5	11.8	6	11.2	6
Net income before cumulative effect of change
in accounting principle	16.4	9	31.8	15	16.0	8
Cumulative effect of change in accounting
principle	—		(93.7)		—
Net income (loss)	16.4		(61.8)		16.0
Net income (loss) per common share – assuming
dilution	1.24		(4.70)		1.24

COMPARISON OF RESULTS OF OPERATIONS 2003 TO 2002

Net Sales

Net sales decreased $16.9 million, or 8%, from $208.6 million in 2002 to $191.7 million in 2003. The decrease in net sales was principally due to a decrease in net sales to wholesale customers.

Wholesale sales decreased $13.5 million, or 7%, from $180.4 million in 2002 to $166.9 million in 2003. Wholesale sales of the Company’s Village Series products decreased $20.5 million, or 19%, while sales of Giftware products increased $7.0 million, or 10% between the two periods. Village Series products represented 52% of the Company’s wholesale sales during 2003 versus 59% during 2002. Village sales continued to be negatively impacted by both the cautious buying patterns of Village dealers and the continued attrition in the number of these dealers, which is a trend that may continue. See five-year Village sales trend at “Item 6. Selected Financial Data – Five-Year Summary.”

Retail sales decreased $3.5 million, or 12%, from $28.3 million in 2002 to $24.8 million in 2003. The decrease in retail sales was due to a decrease in Geppeddo sales and the fact that the Company did not operate its seasonal stores beyond January 2003. The decrease in sales was partially offset by an increase in sales at the Company’s retail stores as a result of opening two new stores in 2003 and an increase in Time to Celebrate sales. Comparable sales in the Company’s three stores that were open for a full year in both years decreased 1%.

Gross Profit

Gross profit as a percentage of net sales was 57% and 54% in 2002 and 2003, respectively. The decrease in the gross profit rate was principally due to a change in the mix of wholesale product shipments from higher margin Village product to lower margin Giftware product, a decrease in gross profit margins on Geppeddo sales due to higher markdowns and a $0.6 million charge to write-down inventory to its net realizable value, along with a decrease in seasonal store retail sales described above (which carry higher gross profit margins than the wholesale business).

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $10.1 million, or 13%, between 2002 and 2003. Selling, general and administrative expenses as a percentage of net sales were 37% in 2002 and 35% in 2003. The decrease was principally due to lower seasonal store, kiosk and incentive compensation expenses in 2003. Seasonal store expenses were lower as the Company did not operate seasonal stores beyond January 2003. Kiosk expenses were lower as the Company operated 346 kiosks during the 2003 selling season compared to 417 kiosks during the 2002 selling season.

Impairment of Geppeddo Assets

In December 2003, the Company committed to a plan to cease operations of its Geppeddo seasonal kiosk business. In connection with this decision, the Company recorded a $9.1 million impairment charge related to Geppeddo’s assets. The impairment charge was comprised of $8.2 million for the write-off of goodwill, trademarks and other intangible assets, and $0.9 million for the impairment of long-lived assets.

Interest Expense

Interest expense decreased $1.5 million, or 43%, between 2002 and 2003. The decrease in interest expense resulted from a lower interest rate environment, as well as a decrease in the amount of debt outstanding. The Company paid off its remaining long term debt of $54 million during 2003.

Provision for Income Taxes

The effective income tax rate was 27% and 36% during 2002 and 2003, respectively. The lower effective income tax rate in 2002 was due to a $3.5 million reversal of prior year tax accruals that were no longer needed. Excluding this, the effective income tax rate was 36% in 2002. Management anticipates that the income tax provision rate for 2004 will be approximately 36%.

COMPARISON OF RESULTS OF OPERATIONS 2002 TO 2001

Net Sales

Net sales increased $8.2 million, or 4%, from $200.4 million in 2001 to $208.6 million in 2002. The increase in sales was principally due to an increase in retail sales, partially offset by a decrease in sales to wholesale customers.

Wholesale sales decreased $0.7 million, or 0.4%, from $181.1 million in 2001 to $180.4 million in 2002. Wholesale sales of the Company’s Village Series products decreased $3.2 million, or 3%, while sales of

Giftware products increased $2.5 million, or 4% between the two periods. Village Series products represented 59% of the Company’s sales during 2002 versus 61% during 2001. The decrease in wholesale Village sales was principally due to a decrease in the number of Gift and Specialty customers carrying the Company’s Village product as a result of the continued contraction of the Gift and Specialty channel.

Retail sales increased $8.9 million from $19.4 million in 2001 to $28.3 million in 2002. The increase in retail revenues for the year was primarily attributable to the inclusion of January 2002 results from the seasonal stores and kiosks opened for the first time during 2001 as well as the increase in the number of seasonal stores and kiosks operated in 2002. The Company operated 20 seasonal stores and 417 seasonal kiosks during 2002 compared to 10 seasonal stores and 359 seasonal kiosks operated in 2001. Comparable sales in the Company’s two stores that were open for a full year in both years increased 2%.

Gross Profit

Gross profit as a percentage of net sales was 55% and 57% in 2001 and 2002, respectively. The increase in the gross profit rate for the year was principally due to the increase in retail sales (which carry higher gross profit than wholesale sales) and a decreased provision for excess and slow moving inventory. The gross profit rate increase was partially offset by a shift in the mix of wholesale product shipments from higher margin Village product to lower margin Giftware product. Retail sales represented 14% of sales in fiscal 2002 compared to 10% in 2001.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $8.2 million, or 12%, between 2001 and 2002. Selling, general and administrative expenses as a percentage of net sales were approximately 34% in 2001 and 37% in 2002. The increase in selling, general and administrative expenses for fiscal 2002 was principally due to the increase in retail operations (which have higher selling, general and administrative expenses as a percentage of sales than the wholesale business) partially offset by non-recurring expenses related to the Company’s 25th Anniversary Celebration in 2001, wholesale cost control initiatives and decreased depreciation expense as a result of the $5.6 million reduction in net depreciable assets from the litigation settlement described below.

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

Provision for Income Taxes

The effective income tax rate was 41% and 27% during 2001 and 2002, respectively. The change in income tax rates is due to several factors. First, the Company recorded adjustments to its income tax provision of $1.0 million and $3.5 million in 2001 and 2002, respectively, for the reversal of prior year tax accruals that were no longer needed. Secondly, 2001 reflects the recognition of a deferred tax valuation allowance of $1.5 million to reserve against the future deductibility of the capital losses recognized from its minority investment in 2-Day Designs, Inc. Finally, the Company’s decreased income tax provision rate for 2002 reflected the change in accounting for goodwill and other intangible assets previously reported.

Cumulative Effect of Change in Accounting Principle

The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, effective December 30, 2001. Under SFAS No. 142, goodwill and indefinite-lived intangible assets are no longer amortized, but are reviewed for impairment annually, or more frequently if certain indicators arise. With the adoption of this statement, the Company ceased amortization of its goodwill and indefinite-lived trademarks as of December 30, 2001 and recorded a $93.7 million charge to write-down its goodwill related to the leveraged buy-out of the Company in 1992. See Note 4 to the Consolidated Financial Statements.

PLANNED DISPOSITION OF GEPPEDDO SEASONAL KIOSK BUSINESS

In December 2003, the Company committed to a plan to cease operations of its Geppeddo seasonal kiosk business. The Company plans to wind-down operations in 2004 and anticipates that operations will cease in the second quarter of 2004. The original strategy behind the Geppeddo acquisition was to give the Company additional differentiated and branded products and access to a new channel of distribution. However, since the acquisition, the demand for porcelain dolls has decreased. This softening combined with reduced traffic at the kiosks has resulted in a business model that the Company does not believe can be profitable going forward.

In accordance with SFAS No. 144, the Company will present Geppeddo’s results in continuing operations in 2003 and 2004 until the run-off of operations is complete (expected to be in the second quarter of 2004). When the run-off is complete, the Geppeddo results will be reclassified into discontinued operations for all periods presented.

The results from Geppeddo’s operations are as follows:

(in millions)	2003		2002		2001[1]
	Dollars	Percent of Net Sales	Dollars	Percent of Net Sales	Dollars	Percent of Net Sales

Net sales	$15.9	100%	$18.1	100%	$12.0	100%
Gross profit	9.0	56	12.1	67	8.1	68
Selling, general and administrative expenses	12.9	81	16.2	89	6.2	51
Impairment of assets	9.1	58	—	—	—	—
Amortization of goodwill, trademarks and
other intangibles	0.1	1	0.1	1	—	—
(Loss) income from operations	(13.1)	83	(4.2)	23	1.9	16
Income tax (benefit) provision	(4.8)	30	(1.6)	9	0.7	6
Net (loss) income	(8.3)	53	(2.6)	14	1.2	10

[1]	Reflects results of operations of Geppeddo subsequent to the acquisition date in the third quarter of 2001.

SEASONALITY

Historically, due to the timing of wholesale trade shows early in the calendar year, the Company has received the majority of its total annual wholesale customer orders during the first quarter of each year. The Company entered 63% and 64% of its total net annual wholesale customer orders during the first quarter of 2003 and 2002, respectively. Cancellations of total annual wholesale customer orders were approximately 7% in both 2003 and 2002. Orders not shipped in a particular year, net of cancellations, are carried into backlog for the following year and have historically been orders for Spring and Easter products. The Company’s backlog of wholesale customer orders was $3.5 million and $5.0 million at January 3, 2004 and December 28, 2002, respectively.

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

(in millions, except per share amounts)	2003					2002
	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	Total	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	Total

Wholesale customer
orders entered[1]	$103.6	$34.5	$22.4	$2.9	$163.4	$114.1	$41.8	$20.1	$2.4	$178.4
Net sales – wholesale	28.1	52.4	52.8	33.5	166.9	27.2	58.8	56.9	37.5	180.4
Net sales – retail	6.7	1.2	1.8	15.0	24.8	5.3	1.0	1.6	20.3	28.3
Net sales – total	34.9	53.7	54.6	48.5	191.7	32.5	59.9	58.6	57.7	208.6
Gross profit	18.7	30.1	28.4	25.4	102.7	18.3	33.8	30.7	35.5	118.3
Income (loss) before cumulative
effect of change in
accounting principle	0.3	11.0	8.3	(3.1)	16.4	2.9	11.8	9.0	8.1	31.8
Net income (loss)	0.3	11.0	8.3	(3.1)	16.4	(90.7)	11.8	9.0	8.1	(61.8)
Income (loss) per common
share assuming dilution before
cumulative effect of change in
accounting principle	0.02	0.84	0.62	(0.24)	1.24	0.23	0.89	0.69	0.61	2.42
Net income (loss) per common
share assuming dilution	0.02	0.84	0.62	(0.24)	1.24	(6.98)	0.89	0.69	0.61	(4.70)

[1]	Customer orders entered are orders received and approved by the Company, net of any cancellation for various reasons including credit considerations, inventory stock-outs, and customer requests. Customer orders entered do not include freight and other revenue adjustments, which are included in net sales. Additionally, wholesale customer orders entered exclude orders from company-operated retail stores.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows from Operations

Net cash provided by operating activities increased $15.4 million, or 75%, from $20.6 million in 2002 to $35.9 million in 2003. The increase was principally due to higher cash collections, partially offset by lower income from operations (excluding the $9.1 million Geppeddo non-cash impairment charge). Cash collections were higher in 2003 principally due to five additional days of cash collections in 2003 as a result of the 2003 fiscal year ending on January 3, 2004 compared to the 2002 fiscal year ending on December 28, 2002. Cash collections were also lower in 2002 due to an increase in the amount of sales qualifying for extended dating terms.

Accounts receivable, net of reserves, which principally consists of wholesale trade receivables, decreased by 36%, from $32.6 million at December 28, 2002 to $21.0 million at January 3, 2004. The decrease in accounts receivable was principally due to the additional five days of cash collections in fiscal 2003 as a result of the year ending on January 3, 2004 (compared to December 28, 2002 in fiscal 2002). Management believes there is adequate provision for any doubtful accounts receivable and product claims that may arise.

Because the Company’s wholesale business is not capital intensive, the Company has historically not incurred significant capital expenditures. Capital expenditures for the retail business were $1.9 million, $0.7 million, and $1.5 million in 2003, 2002 and 2001 respectively. Other capital expenditures were $0.6 million, $1.2 million and $1.4 million in 2003, 2002 and 2001, respectively. Capital expenditures for the retail business are anticipated to be approximately $0.9 million for each retail store opened during the year. Management anticipates other 2004 capital expenditures to approximate 1% of annual revenues. The Company has signed a lease to open its sixth retail store during the second quarter of 2004 at the Pier 39 shopping complex in San Francisco, California, and plans to open a seventh store during the second half of 2004.

Sources of Liquidity

The Company’s primary source of cash is the funds generated from operations. Additionally, the Company has a revolving credit facility available for working capital and investment needs as described below. Based on current levels of operations, the Company believes its funds generated from operations, its available cash, and its revolving credit facility will be sufficient to finance any capital expenditures, contractual obligations or strategic initiatives in the foreseeable future.

The Company’s strategy includes the pursuit of a significant acquisition that aligns with and complements its existing business. As a result, the Company intends to accumulate cash over the next year to help finance a potential acquisition. The Company also has the ability to use its revolving credit facility to finance an acquisition. However, depending on the size of the acquisition, the Company may have to find additional financing to complete an acquisition. In the event the Company is not able to identify an acceptable acquisition by mid-2005, the Company intends to return cash to its shareholders at that time.

Consistent with customary practice in the giftware industry, the Company offers extended accounts receivable terms to many of its wholesale customers. This practice has typically created significant working capital requirements in the second and third quarters that the Company has generally financed with seasonal borrowings under its revolving credit facility. The Company’s cash and cash equivalents balances peak early in the first quarter of the subsequent year, following the collection of wholesale customer accounts receivable with extended payment terms and cash receipts from the Company’s retail operations.

In November 2003, the Company entered into a new three-year credit agreement. In connection therewith, the Company recorded $0.2 million in deferred financing fees, which are being amortized over the life of the credit agreement. The Company used the new credit facility to refinance the remaining term and revolving loans under its former credit agreement. As of January 3, 2004, no revolving loans were outstanding under the new credit agreement.

The revolving credit facility provides for borrowings of up to $75 million, which may be in the form of letters of credit and revolving credit loans. The letters of credit are issued primarily in connection with inventory purchases. The revolving credit facility includes an annual clean-down provision whereby the Company’s outstanding revolving credit loans and letters of credit may not exceed an aggregate of $30 million during any one 30-consecutive-day period beginning November 1 and ending March 31 of the following year. Borrowings under the credit agreement are subject to certain borrowing base limitations (as defined in the agreement). The Company’s borrowing capacity under the revolving credit facility as of January 3, 2004 was $75 million and will fluctuate during 2004 based on accounts receivable and inventory levels. The revolving line of credit provides for commitment fees of 0.20% to 0.375% per annum on the daily average of the unused commitment.

The credit agreement allows the Company to choose between two interest rate options in connection with its revolving credit loans. The interest rate options are the Floating Rate (as defined in the agreement) or the Eurodollar Rate (as defined in the agreement) plus an applicable margin. The applicable margin ranges from 0% to 0.375% for Floating Rate loans and from 0.875% to 1.25% for Eurodollar Rate loans. The credit agreement expires November 26, 2006.

The credit agreement includes restrictions as to, among other things, the amount of additional indebtedness, liens, contingent obligations, investments and dividends. Under the most restrictive of these covenants, approximately $251 million of retained earnings were restricted at January 3, 2004. The credit agreement also requires maintenance of minimum levels of interest coverage, net worth and maximum levels of leverage, in each case at the end of each fiscal quarter. None of these restrictions are expected to have a material adverse effect on the Company’s ability to operate in the future.

The Company has pledged the common stock of certain of its subsidiaries, direct and indirect, as collateral under the credit agreement, and certain of its subsidiaries, direct and indirect, have guaranteed repayment of amounts borrowed under the credit agreement.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

As of January 3, 2004, the Company is obligated to make cash payments in connection with its operating leases and purchase obligations in the amounts listed below. The Company does not have any long-term debt or capital lease obligations. The Company has no off-balance sheet debt or other unrecorded obligations other than the items noted in the following table:

(in thousands)	Payments Due
	Operating Leases	Purchase Commitments[1]	Total

2004	$4,140	$9,626	$13,766
2005	4,245	—	4,245
2006	3,889	—	3,889
2007	3,017	—	3,017
2008	3,021	—	3,021
Thereafter	5,850	—	5,850

	$24,162	$9,626	$33,788

[1]	The Company is committed to pay suppliers of Village and Giftware product under the terms of open purchase orders issued in the normal course of business.

See Note 7 to the Consolidated Financial Statements for a discussion of the Company’s other long-term liabilities.

WHOLESALE CREDIT AND RETURN POLICIES

The Company has credit policies that establish specific criteria related to creditworthiness that its customers must meet prior to the shipment of product to the customer. The Company periodically makes limited and selective exceptions to its policy of not shipping to customers with overdue balances when the particular customer has met specific criteria, which are indicative of a wherewithal and willingness to pay their past due and future balances.

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

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles of the United States. In connection with the preparation of the financial statements, we are required to make assumptions, make estimates and apply judgment that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. The Company bases its assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time the consolidated financial statements are prepared. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with generally accepted accounting principles. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

The following accounting policies are the accounting policies that management believes require the most difficult, subjective or complex judgments about matters that are inherently uncertain:

Sales Returns and Credits – An allowance is established for credits related to possible returned or damaged product, pricing and shipping discrepancies. The amount of the allowance is based on historical ratios of credits to sales, the historical average length of time between the sale and the credit, and other factors. Changes in customers’ behavior versus historical experience, changes in product damage or defect rates, or changes in the Company’s return policies are among the factors that would result in materially different amounts for this item. Based on 2003 sales returns and credits, a 10% increase or decrease in sales returns and credits would have had an impact of approximately $0.5 million.

Inventory Valuation – Inventory is valued at the lower of cost or net realizable value. The amount is determined by analyzing historical and projected sales information, plans for discontinued products and other factors. The Company procures product based on forecasted sales volume. If actual sales were significantly lower than forecasted sales due to unexpected economic or competitive conditions, it could result in materially higher surplus and discontinued inventories. Based on 2003 inventory write-downs, a 10% increase or decrease in inventory write-downs would have had an impact of less than $0.5 million.

Allowance for Doubtful Accounts – An allowance is established for estimated uncollectible accounts receivable. The required allowance is determined by reviewing customer accounts and making estimates of amounts that may be uncollectible. Factors considered in determining the amount of the reserve include the age of the receivable, the financial condition of the customer, general business, economic and political conditions, and other relevant facts and circumstances. Additionally, since the majority of the Company’s wholesale sales have dating terms which come due in November and December, the Company does not have visibility into overdue balances for most of its wholesale customers until the fourth quarter of its fiscal year. Due to the seasonality of the Company’s business, the extended dating terms provided to customers and the relative size of accounts receivable balances at year end, it is not uncommon for the Company to experience fluctuations in the provision for bad debt expense from quarter to quarter as the Company refines its estimate. Unexpected changes in the aforementioned factors would result in materially different amounts for this item. In addition, results could be materially different if economic conditions worsened for the Company’s customers. Based on 2003 bad debt write-offs, a 10% increase or decrease in bad debt write-offs would have had an impact of less than $0.5 million.

Tax Contingencies – The Company is periodically contacted or audited by federal and state tax authorities. These contacts or audits include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating the exposure associated with various filing positions, the Company records a reserve for estimated probable exposures. The estimate of this reserve contains uncertainty because management must use judgment to estimate the exposure associated with its various filing positions. To the extent the Company does not have to pay taxes for which reserves have been established or is required to pay amounts in excess of its reserves, the Company’s tax rate in a given financial period could be materially impacted.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1 to the Consolidated Financial Statements regarding discussion of new accounting standards.

FOREIGN EXCHANGE

Approximately 97% of the Company’s sales in 2003 were denominated in United States dollars and, as a result, were not subject to changes in exchange rates. Approximately 3% of the Company’s sales were denominated in foreign currencies that were subject to changes in exchange rates. At this time, the Company does not use derivative instruments to manage the exchange rate risk.

The Company imports its product from manufacturers located in the Pacific Rim, principally China. Although the Company generally pays for its product in United States dollars, the cost of such product may fluctuate with the value of the Chinese currency because the purchase price paid to the Company’s vendors in United States dollars would be worth more or less in the Chinese currency. As a result, the Company’s costs could be adversely affected if the Chinese currency appreciates significantly relative to the United States dollar; this could result from a decision by the People’s Republic of China to allow its currency to float instead of being pegged to the U.S. dollar at a fixed rate. Conversely, its costs would be favorably affected if the Chinese currency depreciates significantly relative to the United States dollar. In addition, less than 1% of the Company’s product purchases in 2003 were denominated in foreign currencies that were subject to changes in exchange rates. During 2003, the Company did not use derivative instruments to manage the exchange rate risk.

See also “Item 1. Business – Restrictions on Imports.”

EFFECT OF INFLATION

The Company continually attempts to minimize any effect of inflation on earnings by controlling its operating costs and selling prices. During the past few years, the rate of inflation has been low and has not had a material impact on the Company’s results of operations.

FORWARD-LOOKING STATEMENTS AND FACTORS AFFECTING FUTURE EARNINGS

Certain statements made in this Annual Report on Form 10-K and the documents incorporated by reference in this Annual Report on Form 10-K include forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements regarding the Company’s expected future financial position, results of operations, cash flows, financing plans, business strategy, budgets, tax rates, capital expenditures, competitive positions, growth opportunities, plans and objectives of management, as well as statements containing the words such as “anticipate,” “approximate,” “believe,” “plan,” “estimate,” “expect,” “project,” “could,” “should,” “will,” “intend,” “may” and other similar expressions, are forward-looking statements. Forward-looking statements do not relate strictly to historical or current facts.

Such forward-looking statements are inherently uncertain, and you must recognize that actual results may differ materially from forward-looking statements as a result of a variety of factors, including, without limitation, those discussed below. Such forward-looking statements are based on management’s current expectations and include known and unknown risks, uncertainties and other factors, many of which the Company is unable to predict or control, that may cause the Company’s actual results or performance to differ materially from any future results or performance expressed or implied by such forward-looking statements. These statements involve risks, uncertainties and other factors discussed below or described from time to time in the Company’s filings with the Commission.

Such factors include, among other things, the following: consumer acceptance of new products; changing public and consumer taste; product development efforts; identification and retention of sculpting and other talent; shift in product mix; completion of third-party product manufacturing; customer reorders and order cancellations; the volume, number, mix and timing of customer orders, reseller inventory policies, and the Company’s ability to forecast and fulfill changes in anticipated product demand; control of operating expenses; collection of accounts receivable; management of inventory; changes in the cost and availability of cargo transportation, dockage and materials handling with respect to both the importation of inventory and the shipment of product to the Company’s customers; the effect of regulations and operating protocols affecting the importation of goods into the U.S., including security measures adopted by U.S. Customs in light of heightened terrorism; changes in foreign exchange rates; corporate cash flow application, including share repurchases; cost of debt capital; functionality of information, operating and distribution systems; identification, completion and results of acquisitions, investments, Company-owned retail expansion, and other strategic business initiatives; capital expenditures and depreciation, and the timing thereof; grants of stock options or other equity equivalents; actual or deemed exercises of stock options; industry, general economic, regulatory, transportation, labor, and international trade and monetary conditions; adverse weather conditions, natural disasters (such as hurricanes and epidemics), terrorist activities and international political/military developments which may, among other things, impair performance at the retail stores of the Company and its customers; and actions of competitors. Actual results may vary materially from forward-looking statements and the assumptions on which they are based. The Company undertakes no obligation to update or publish in the future any forward-looking statements.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion of the Company’s exposure to market risk contains “forward-looking statements” that involve risks and uncertainties. The information presented has been prepared utilizing certain assumptions considered reasonable in light of information currently available to management. Given the unpredictability of interest rates as well as other factors, actual results could differ materially from those projected in such forward-looking information.

The Company’s market risks relate primarily to changes in interest rates and currency exchange rates. The first component of the Company’s interest rate risk relates to its debt outstanding. The Company’s credit facility bears interest at variable rates. Because this facility carries a variable interest rate, the Company’s results of operations and cash flows will be exposed to changes in interest rates. Based on average borrowings in 2003, a 1% increase or decrease in current market interest rates would have an impact of approximately $0.5 million.

The second component of the Company’s interest rate risk involves the short-term investment of excess cash. Excess cash flow is typically invested in high-quality fixed income securities issued by banks, corporations and the U.S. government; municipal securities; and overnight repurchase agreements backed by U.S. government securities. These securities are classified as cash equivalents on the Company’s balance sheet. At January 3, 2004, the Company’s cash balance was approximately $22.5 million. Earnings from cash equivalents were approximately $0.2 million for the fifty-three weeks ended January 3, 2004. Based on the January 3, 2004 cash balance, a 1% increase or decrease in current market interest rates would have an impact of approximately $0.2 million.

Approximately 3% of the Company’s sales and less than 1% of the Company’s product purchases in fiscal year 2003 were denominated in a foreign currency. Based on these sales and product purchases, a 10% increase or decrease in the foreign currency exchange rates would have an impact of less than $1 million.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Consolidated Financial Statements on page F-1 herein.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                 AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.   CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Any control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of a control system inherently has limitations, including that the benefits of controls must be considered relative to their costs. Additionally, controls can be circumvented by the individual acts of some persons, or by collusion of two or more people. Therefore, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objective. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that those disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 of the Exchange Act) during the Company’s most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this Item will be included in the 2004 Proxy Statement in the sections captioned “Item 1 — Election of Directors — Nominees for Terms Ending at the 2005 Annual Meeting of Stockholders,” “Information About the Board and Corporate Governance,” “Biographical Information Regarding Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and such information is incorporated herein by reference.

ITEM 11.   EXECUTIVE COMPENSATION

Information required by this Item will be included in the 2004 Proxy Statement in the sections captioned “Information About the Board and Corporate Governance — Director Compensation,” and “Compensation of Executive Officers,” and such information is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
                   AND RELATED STOCKHOLDER MATTERS

Information required by this Item will be included in the 2004 Proxy Statement in the section captioned “Equity Compensation Plan Information,” and “Security Ownership of Certain Beneficial Owners and Management,” and such information is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item will be included in the 2004 Proxy Statement in the section captioned “Audit Committee Report,” and such information is incorporated herein by reference.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

The Exhibits, and other documents filed as part of this Annual Report on Form 10-K, including those exhibits which are incorporated by reference herein, are:

Page

(a)	1.	Financial Statements
		Independent Auditors’ Report	F-1
		Consolidated Balance Sheets as of January 3, 2004 and December 28, 2002	F-2
For the years ended January 3, 2004, December 28, 2002, and December 29, 2001:
		Consolidated Statements of Income	F-3
		Consolidated Statements of Cash Flows	F-4
		Consolidated Statements of Stockholders’ Equity	F-5
		Notes to Consolidated Financial Statements	F-6
	2.	Financial Statement Schedule
		II. Valuation and Qualifying Accounts	S-1
All other schedules have been omitted because they are not applicable
	3.	Exhibits

Exhibits required in connection with this Annual Report on Form 10-K are listed below.

Exhibit	Description

3.1	Restated Certificate of Incorporation of the Company. (Incorporated herein by reference to Exhibit 3.1 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 3, 1993. SEC File No. 1-11908.)
3.2	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of the Company. (Incorporated herein by reference to Exhibit 1.1 of Registrant’s Amendment No. 1, dated May 12, 1997, to Registration Statement on Form 8-A, dated April 23, 1997. SEC File No. 1-11908.)
3.3	Restated By-Laws of the Company. (Incorporated herein by reference to Exhibit 3.2 of Registrant’s Registration Statement on Form S-1, No. 33-61514 and to Exhibits 1 and 2 of Registrant’s Current Report on Form 8-K dated February 15, 1996. SEC File No. 1-11908.)
4.1	Specimen Form of Company’s Common Stock Certificate. (Incorporated herein by reference to Exhibit 4.1 of Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994. SEC File No. 1-11908.)
4.2	Rights Agreement (including Exhibits A, B and C thereto) dated as of April 23, 1997, between the Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent. (Incorporated herein by reference to Exhibit 1 of Registrant’s Registration Statement on Form 8-A, dated April 23, 1997. SEC File No. 1-11908.)
4.3	First Amendment dated as of March 13, 1998, to Rights Agreement between the Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent. (Incorporated herein by reference to Exhibit 1 to Registrant’s Amendment No. 2, dated March 16, 1998, to Registration Statement on Form 8-A, dated April 23, 1997. SEC File No. 1-11908.)
4.4	Amendment No. 2 to Rights Agreement, dated as of February 25, 1999, between the Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent. (Incorporated herein by reference to Exhibit 99.2 of Registrant’s Current Report on Form 8-K dated February 26, 1999. SEC File No. 1-11908.)
10.1	Lease Agreement dated April 14, 1999 between D 56, Inc. and Ryan Companies US, Inc. pertaining to the Rogers warehouse and distribution facility. (Incorporated herein by reference to Exhibit 10.4 of Registrant’s Annual Report on Form 10-K for the fiscal year ended January 1, 2000. SEC File No. 1-11908.)
10.2	Guaranty of Lease dated April 14, 1999 between the Company and Ryan Companies US, Inc. pertaining to the Rogers warehouse and distribution facility. (Incorporated herein by reference to Exhibit 10.5 of Registrant’s Annual Report on Form 10-K for the fiscal year ended January 1, 2000. SEC File No. 1-11908.)
10.3	Credit Agreement, dated as of November 25, 2003 among the Company, the Bank parties thereto and Bank One NA as LC Issuer, Swing Line Lender and as Administrative Agent. (Incorporated herein by reference to Exhibit 10.1 of Registrant’s 8-K filed on December 1, 2003. SEC File No. 1-11908.)
10.4	Guarantee and Collateral Assignment, dated as of November 25, 2003, by the Company and certain of its direct or indirect subsidiaries in favor of Bank One, NA (Incorporated herein by reference to Exhibit 10.2 of Registrant’s 8-K filed on December 1, 2003. SEC File No. 1-11908.)
10.5	Form of Indemnification Agreement between the Company and its directors and executive officers. (Incorporated herein by reference to Exhibit 10.24 of Registrant’s Registration Statement on Form S-1, No. 33-61514.)
10.6	Department 56, Inc. 1992 Stock Option Plan. (Incorporated herein by reference to Exhibit 10.1 of Registrant’s Registration Statement on Form S-1, No. 33-61514.) †

Exhibit	Description

10.7	Department 56, Inc. 1993 Stock Incentive Plan. (Incorporated herein by reference to Exhibit 10.10 of Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2001. SEC File No. 1-11908.) †
10.8	Department 56, Inc. 1995 Stock Incentive Plan. (Incorporated herein by reference to Exhibit 10.11 of Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2001. SEC File No. 1-11908.) †
10.9	Department 56, Inc. 1997 Stock Incentive Plan. (Incorporated herein by reference to Exhibit 10.12 of Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2001. SEC File No. 1-11908.) †
10.10	Department 56, Inc. 2004 Cash Incentive Plan. † *
10.11	Department 56, Inc. 2004 Stock Incentive Plan. † *
10.12	Form of Executive Stock Option Agreement in connection with Department 56, Inc. 1992 Stock Option Plan, Department 56, Inc. 1993 Stock Incentive Plan, Department 56, Inc. 1995 Stock Incentive Plan, and Department 56, Inc. 1997 Stock Incentive Plan. (Incorporated herein by reference to Exhibit 10.13 of Registrant’s Annual Report on Form 10-K for the fiscal year ended January 1, 2000. SEC File No. 1-11908.) †
10.13	Form of Performance - Accelerated Vesting Stock Option Agreement in connection with Department 56, Inc. 1993, 1995 and 1997 Stock Incentive Plans. (Incorporated herein by reference to Exhibit 10.14 of Registrant’s Annual Report on Form 10-K for the fiscal year ended January 1, 2000. SEC File No. 1-11908.) †
10.14	Forms of Letter Agreement between the Company and its executive officers. (Incorporated herein by reference to Exhibit 10.14 of Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002. SEC File No. 1-11908.) †
10.15	Form of Department 56, Inc. Restricted Stock Agreement. (Incorporated herein by reference to Exhibit 10.16 of Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2001. SEC File No. 1-11908.) †
10.16	Form of Department 56, Inc. 2001 Non-Officer Stock Option Plan. (Incorporated herein by reference to Exhibit 10.17 of Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2001. SEC File No. 1-11908.) †
10.17	Asset Purchase Agreement By and Among Department 56, Inc., Axis Holdings Corporation, Axis Corporation, All Shareholders of Axis Corporation, and Kirk Willey in the Capacity of Shareholders’ Representative. (Incorporated herein by reference to Exhibit 10.19 of Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2001. SEC File No. 1-11908.) †
10.18	Letter Agreement between Department 56, Inc. and David Dewey, dated December 15, 2003. † *
21.1	Subsidiaries of the Company. *
23.1	Independent Auditors’ Consent. *
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. *
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. *

†  Management contract or compensatory plan.
*  Filed herewith.

(b)   Reports on Form 8-K

     The Company filed the following Current Reports on Form 8-K during the fourth quarter of 2003:
          •   Form 8-K dated October 30, 2003.
          •   Form 8-K dated December 1, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEPARTMENT 56, INC.
Date: March 17, 2004	By:	/s/ Susan E. Engel

Susan E. Engel Chairwoman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity in which signed	Date
/s/ SUSAN E. ENGEL	Chairwoman of the Board and	March 17, 2004
Chief Executive Officer
Susan E. Engel	(Principal Executive Officer)
/s/ TIMOTHY J. SCHUGEL	Chief Financial Officer and	March 17, 2004
Executive Vice President
Timothy J. Schugel	(Principal Financial Officer)
/s/ GREGG A. PETERS	Managing Director of Finance and	March 17, 2004
Principal Accounting Officer
Gregg A. Peters	(Principal Accounting Officer)
/s/ JAMES E. BLOOM	Director	March 17, 2004

James E. Bloom
/s/ MICHAEL R. FRANCIS	Director	March 17, 2004

Michael R. Francis
/s/ STEWART M. KASEN	Director	March 17, 2004

Stewart M. Kasen
/s/ DR. REATHA CLARK KING	Director	March 17, 2004

Dr. Reatha Clark King
/s/ GARY S. MATTHEWS	Director	March 17, 2004

Gary S. Matthews
/s/ STEVEN G. ROTHMEIER	Director	March 17, 2004

Steven G. Rothmeier
/s/ VIN WEBER	Director	March 17, 2004

Vin Weber

INDEPENDENT AUDITORS’ REPORT

To  the Board of Directors and Stockholders of
    Department 56, Inc.:

We have audited the consolidated balance sheets of Department 56, Inc. and subsidiaries (the Company) as of January 3, 2004 and December 28, 2002 and the related consolidated statements of income, cash flows, and stockholders’ equity for the years ended January 3, 2004, December 28, 2002, and December 29, 2001. Our audit also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 3, 2004 and December 28, 2002 and the results of its operations and its cash flows for the years ended January 3, 2004, December 28, 2002, and December 29, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142.

Deloitte & Touche LLP

Minneapolis, Minnesota
March 1, 2004

DEPARTMENT 56, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
AS OF JANUARY 3, 2004 AND DECEMBER 28, 2002

	2003	2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$22,487	$42,494
Accounts receivable, net of allowances of $8,678 and $10,382, respectively	20,999	32,620
Inventories	14,594	14,324
Deferred taxes	7,797	5,955
Other current assets	3,924	3,138

Total current assets	69,801	98,531
PROPERTY AND EQUIPMENT, net	17,664	20,908
GOODWILL, net of accumulated amortization of $38,708	37,074	44,986
TRADEMARKS AND OTHER INTANGIBLES, net of accumulated amortization
of $6,048 and $6,035, respectively	14,557	15,075
OTHER ASSETS	3,208	1,825

	$142,304	$181,325

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$—	$2,235
Accounts payable	8,563	8,172
Accrued compensation and benefits	6,509	9,936
Income taxes payable	3,513	3,252
Other current liabilities	1,567	2,051

Total current liabilities	20,152	25,646
OTHER LIABILITIES	3,015	1,358
DEFERRED TAXES	4,841	5,808
LONG-TERM DEBT	—	51,765
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value; authorized 20,000 shares; no shares issued
Common stock, $.01 par value; authorized 100,000 shares; issued
22,363 and 22,259 shares, respectively	224	223
Additional paid-in capital	54,020	52,900
Unearned compensation - restricted shares	(514)	(754)
Treasury stock, at cost; 9,195 and 9,178 shares, respectively	(216,963)	(216,742)
Retained earnings	277,529	261,121

Total stockholders’ equity	114,296	96,748

	$142,304	$181,325

See notes to consolidated financial statements.

DEPARTMENT 56, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
YEARS ENDED JANUARY 3, 2004, DECEMBER 28, 2002, AND DECEMBER 29, 2001

	2003	2002	2001

NET SALES	$191,714	$208,624	$200,447

COST OF SALES	89,053	90,305	89,845

Gross profit	102,661	118,319	110,602

OPERATING EXPENSES:
Selling, general and administrative	66,632	76,758	68,589
Impairment of Geppeddo assets	9,140	—	—
Amortization of goodwill, trademarks and other intangibles	235	248	5,189

Total operating expenses	76,007	77,006	73,778

INCOME FROM OPERATIONS	26,654	41,313	36,824

OTHER EXPENSE (INCOME):
Interest expense	1,954	3,426	7,036
Litigation settlement	—	(5,388)	—
Impairment and equity in losses of minority investment	—	—	3,304
Other, net	(938)	(386)	(662)

INCOME BEFORE INCOME TAXES	25,638	43,661	27,146

PROVISION FOR INCOME TAXES	9,230	11,820	11,184

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE
IN ACCOUNTING PRINCIPLE	16,408	31,841	15,962

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
PRINCIPLE	—	(93,654)	—

NET INCOME (LOSS)	$16,408	$(61,813)	$15,962

INCOME (LOSS) PER SHARE – BASIC:

INCOME PER SHARE BEFORE CUMULATIVE EFFECT OF CHANGE
IN ACCOUNTING PRINCIPLE	$1.25	$2.45	$1.24

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	—	(7.21)	—

NET INCOME (LOSS) PER COMMON SHARE – BASIC	$1.25	$(4.76)	$1.24

INCOME (LOSS) PER SHARE – DILUTED:

INCOME PER SHARE BEFORE CUMULATIVE EFFECT OF CHANGE
IN ACCOUNTING PRINCIPLE	$1.24	$2.42	$1.24

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	—	(7.13)	—

NET INCOME (LOSS) PER COMMON SHARE – DILUTED	$1.24	$(4.70)	$1.24

See notes to consolidated financial statements.

DEPARTMENT 56, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
YEARS ENDED JANUARY 3, 2004, DECEMBER 28, 2002, AND DECEMBER 29, 2001

	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$16,408	$(61,813)	$15,962

Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Cumulative effect of change in accounting principle	—	93,654	—
Depreciation	4,758	4,888	5,873
Loss (gain) on sale of assets	37	111	(62)
Impairment of Geppeddo assets	9,140	—	—
Impairment and equity in losses of minority investment	—	—	3,304
Amortization of goodwill, trademarks and other intangibles	235	248	5,189
Amortization of deferred financing fees	474	385	385
Compensation expense – restricted shares	240	263	152
Deferred taxes	(2,809)	(546)	2,773
Changes in assets and liabilities:
Accounts receivable	11,621	(9,825)	13,488
Inventories	(270)	(3,173)	5,102
Other assets	(2,418)	620	(797)
Accounts payable	391	(2,639)	2,659
Accrued compensation and benefits payable	(3,427)	2,508	1,026
Accrued income taxes payable	261	(5,374)	1,831
Other liabilities	1,292	1,276	(2)

Net cash provided by operating activities	35,933	20,583	56,883

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,510)	(1,928)	(2,906)
Proceeds from sale of assets	—	—	142
Litigation settlement – reduction in net depreciable assets	—	5,618	—
Acquisitions	—	—	(9,729)

Net cash (used in) provided by investing activities	(2,510)	3,690	(12,493)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of common stock options	1,016	1,239	—
Payments of deferred financing fees	(225)	—	—
Borrowings on revolving credit agreement	42,000	38,000	35,000
Principal payments on revolving credit agreement	(42,000)	(38,000)	(35,000)
Purchases of treasury stock	(221)	(106)	—
Principal payments on long-term debt	(54,000)	(31,000)	(20,000)

Net cash used in financing activities	(53,430)	(29,867)	(20,000)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(20,007)	(5,594)	24,390

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	42,494	48,088	23,698

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$22,487	$42,494	$48,088

See notes to consolidated financial statements.

DEPARTMENT 56, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
YEARS ENDED JANUARY 3, 2004, DECEMBER 28, 2002, AND DECEMBER 29, 2001

	Common Stock Shares Amount		Additional Paid-in Capital	Unearned Compensation Restricted Shares	Treasury Stock	Retained Earnings	Total Stockholders’ Equity

BALANCE AS OF DECEMBER 30, 2000	12,824	$220	$50,019	$—	$ (216,636	$ 306,972	$140,575

Net income						15,962	15,962
Restricted shares issued	67	1	578	(579)			—
Restricted shares vested				152			152
Other	6		58				58

BALANCE AS OF DECEMBER 29, 2001	12,897	221	50,655	(427)	(216,636)	322,934	156,747

Net loss						(61,813)	(61,813)
Shares issued upon the exercise of
common stock options	142	1	1,555	1,556
Restricted shares surrendered	(12)			51	(106)		(55)
Restricted shares issued	50	1	640	(641)			—
Restricted shares vested	263				263
Other	4		50				50

BALANCE AS OF DECEMBER 28, 2002	13,081	223	52,900	(754)	(216,742)	261,121	96,748

Net income						16,408	16,408
Shares issued upon the exercise of
common stock options	100	1	1,070				1,071
Restricted shares surrendered	(17)				(221)		(221)
Restricted shares vested				240			240
Other	4		50				50

BALANCE AS OF JANUARY 3, 2004	13,168	$224	$54,020	$(514)	$ (216,963)	$ 277,529	$114,296

See notes to consolidated financial statements.

DEPARTMENT 56, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business – Department 56, Inc. and Subsidiaries (the Company) is engaged in the original design and wholesale and retail distribution of specialty giftware products and dolls. The majority of the Company’s products are developed and designed by the Company’s in-house creative team and are manufactured for the Company by independently owned foreign manufacturers located primarily in the People’s Republic of China. The Company’s wholesale customer base and accounts receivable are primarily composed of, and are due from, retail stores of various sizes located throughout the United States and Canada. Approximately 3% of total revenue is derived from customers outside the United States and all long-lived assets are located within the United States. No customer represents more than 3% of total revenue in any period presented.

Principles of Consolidation – The consolidated financial statements of the Company include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year End – The Company’s policy is to end its fiscal year on the Saturday closest to December 31. The year ended January 3, 2004 includes 53 weeks and the years ended December 28, 2002 and December 29, 2001 include 52 weeks.

Cash Equivalents – All highly liquid debt instruments with original maturities of three months or less are considered to be cash equivalents. These investments are carried at cost, which approximates market value.

Inventories– Inventories consist of finished goods and are stated at the lower of average cost, which approximates first-in, first-out cost, or net realizable value. The Company records inventory at the date of taking title, which typically occurs when product is delivered to a foreign port. As a result, at certain times during the year, the Company has significant in-transit quantities, as inventory is sourced primarily from the People’s Republic of China and other Pacific Rim countries. Each period, the Company adjusts identified excess and slow-moving inventory to its net realizable value.

Property and Equipment – Property and equipment are stated at cost. Depreciation is computed on a straight-line method over the estimated useful lives of the assets (or in the case of leasehold improvements, the shorter of the estimated useful lives or lease terms). Estimated useful lives range from 2 to 45 years. Major improvements and replacements of property are capitalized. Maintenance, repairs, and minor improvements are expensed.

Long-Lived Assets – The Company’s principal long-lived assets are its property and equipment, which consists of its building at its corporate headquarters and computer equipment, furniture and fixtures, machinery, and leasehold improvements at its corporate headquarters, distribution center, showrooms and retail stores. The Company annually reviews its long-lived assets for impairment. In 2003, the Company recognized an impairment charge of $0.9 million related to long-lived assets at its Geppeddo subsidiary. See Note 2.

Goodwill, Trademarks, and Other Intangible Assets – On December 30, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, which requires that goodwill and intangible assets with indefinite lives no longer be amortized, but instead tested for impairment annually. Upon adoption of SFAS No. 142, the Company performed impairment testing and concluded that goodwill related to the wholesale operating segment was impaired. As a result, the Company recorded a $93,654 charge to write-down its goodwill. The Company determined that its trademarks are indefinite-lived intangible assets and ceased amortization. Intangible assets associated with non-compete agreements are amortized over the life of the agreement. See Note 4.

In 2003, the Company recorded an $8,193 charge to write-down its goodwill, trademarks and other intangible assets related to Geppeddo as a result of the decision to cease operations. See Note 2.

Revenue Recognition – The Company sells its products through wholesale channels and directly to retail customers. Revenue from wholesale customers is recognized when shipped while revenue from the sale of merchandise to retail customers is recognized at the time of sale. The Company believes that these are the times when persuasive evidence of an arrangement exists, delivery has occurred, the Company’s price is fixed and collectibility is reasonably assured. Revenue is recognized net of any applicable discounts and allowances. Customers, be they wholesale or retail, do have the right to return product in certain limited situations. Such rights of returns have not precluded revenue recognition because the Company has a long history with such returns on which it constructs a reserve. Sales returns and credits as a percentage of wholesale sales have historically been between 3% and 5%.

Advertising Expense – The Company records advertising expense in accordance with Statement of Position No. 93-7. Costs to produce an advertisement are expensed when the advertisement occurs. Costs to reimburse retailers for cooperative advertising are accrued and expensed when the product is shipped. All advertising costs are recorded in selling, general and administrative expense. Advertising expense for 2003, 2002, and 2001 was $2,124, $2,754, and $1,767, respectively.

Product Development Expense – The Company’s product development costs consist principally of salaries to internal creative talent, royalties paid to outside artists, and costs incurred in developing product samples. The Company expenses as incurred the salaries of creative talent and records it in selling, general and administrative expense. The Company capitalizes into inventory the cost of royalties paid to outside artists and records it in cost of sales as the product is sold. The cost to develop product samples is expensed as incurred and recorded in cost of sales.

Freight Expense – Freight expenses for products shipped to customers (freight-out) are included in cost of products sold, in accordance with Emerging Issues Task Force Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs.

Pre-Opening Costs – Non-capital expenditures associated with opening new Company-owned retail stores are expensed as incurred.

Income Taxes – Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.

Foreign Currency Exchange Rate Gains and Losses – The Company imports most of its products and, while the majority of these purchases are denominated in United States dollars, some of the purchases are denominated in foreign currency. In addition, the Company’s sales to Canadian customers are denominated in Canadian dollars. Foreign exchange rate gains and losses are included in other expense (income) within the accompanying consolidated statements of income. During 2003, the Company benefited from the appreciation of the Canadian dollar relative to the United States dollar and recognized $677 in foreign currency exchange rate gains. There were no significant foreign currency exchange rate gains or losses in 2002, and in 2001 the Company recognized a $301 loss. The

Company may periodically enter into foreign exchange contracts or build foreign currency deposits as a partial hedge against currency fluctuations. The Company did not enter into any foreign exchange contracts during 2003, 2002 or 2001.

Fair Value of Financial Instruments – The carrying amount of the majority of the Company’s assets and liabilities including cash and cash equivalents, accounts receivable, accounts payable, and commissions payable approximates fair value because of the short-term nature of these instruments. Other assets and liabilities are recorded at fair value. See Note 7.

Stock-Based Compensation – The Company’s stock-based compensation plans consist of fixed stock options and restricted stock.

The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for options granted. Had compensation cost been determined based on the fair value of the 2001, 2002, and 2003 stock option grants consistent with the method of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, the Company’s net income and net income per common share assuming dilution would have been reduced to the pro forma amounts indicated below:

	2003	2002	2001
Net income (loss):
As reported	$16,408	$(61,813)	$15,962
Pro forma	14,518	(64,573)	14,583
Net income (loss) per common share – basic:
As reported	$1.25	$(4.76)	$1.24
Pro forma	1.11	(4.97)	1.13
Net income (loss) per common share – assuming dilution:
As reported	$1.24	$(4.70)	$1.24
Pro forma	1.10	(4.91)	1.13

In determining the preceding pro forma amounts under SFAS No. 148, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2003, 2002, and 2001, respectively: risk-free interest rates of 3.2 percent, 4.9 percent, and 4.9 percent; expected volatility of 50 percent; expected lives of six years; and no expected dividends. The effects of applying SFAS No. 148 in this pro forma disclosure are not indicative of future compensation costs; additional awards are anticipated. SFAS No. 148 does not apply to awards prior to 1995.

For issuances of restricted stock, the Company records unearned compensation expense on the grant date based on the fair market value of the Company’s stock and amortizes the balance over the vesting period.

Net Income (Loss) per Common Share – Net income (loss) per common share is calculated by dividing net income (loss) by the weighted average number of shares outstanding during the period. Net income (loss) per common share assuming dilution reflects per share amounts that would have resulted had the Company’s outstanding stock options been converted to common stock. See Note 13.

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

Reclassifications– Certain previous year amounts have been reclassified to conform to current year presentation. These reclassifications had no impact on consolidated net income or retained earnings as previously reported.

New Accounting Standards – In July 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, rather than when a company commits to an exit plan as was previously required. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The new standard will cause the Company to recognize liabilities related to the planned discontinuance of Geppeddo operations once the liability is incurred.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement requires that certain financial instruments previously accounted for as equity under previous guidance be classified as liabilities in statements of financial position. Such financial instruments include (i) mandatorily redeemable shares that the issuer is obligated to buy back in exchange for cash or other assets; (ii) instruments, including put options and forward purchase contracts, that require the issuer to buy back some of its shares in exchange for cash or other assets; and (iii) obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuer’s shares. SFAS No. 150 became effective for all financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 on July 6, 2003 did not have a material impact on the Company’s results of operations or financial condition.

In November 2002, the FASB issued FASB Interpretation No. (FIN) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The recognition and measurement provisions of FIN 45 were effective for all guarantees issued or modified after December 31, 2002. The Company currently does not have any guarantees requiring disclosure or measurement under FIN 45.

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. In December 2003, the FASB issued FIN 46R, Consolidation of Variable Interest Entities, a revision of FIN 46. The provisions of FIN 46R are effective for interests in variable interest entities (VIE) as of the first interim, or annual, period ending after December 15, 2003 except for VIEs considered special-purpose entities or for those VIEs that already applied FIN 46 in a previous period. The adoption of FIN 46R did not have a material impact on the Company’s results of operations or financial condition.

2.	PLANNED DISPOSITION OF GEPPEDDO SEASONAL KIOSK BUSINESS

In December 2003, the Company committed to a plan to cease operations of its Geppeddo seasonal kiosk business. The Company plans to wind down operations in 2004 and anticipates that operations will cease in the second quarter of 2004. In accordance with SFAS No. 144, the Company will present Geppeddo’s results in continuing operations in 2003 and 2004 until the run-off of operations is complete. When the run-off is complete, the Geppeddo results will be reclassified into discontinued operations for all periods presented.

As a result of the decision to cease Geppeddo’s operations, the Company recognized $9,140 in asset impairment charges. The charges included an $8,193 charge related to the full write-off of goodwill, trademarks, and other intangible assets, and a $947 charge related to the impairment of long-lived assets. In addition, the Company recognized a $607 charge within cost of sales to write down inventory to its net realizable value.

The results from Geppeddo’s operations are as follows:

	2003		2002		2001[1]
	Dollars	Percent of Net Sales	Dollars	Percent of Net Sales	Dollars	Percent of Net Sales

Net sales	$15,877	100%	$18,143	100%	$11,970	100%
Gross profit	8,960	56	12,130	67	8,100	68
Selling, general and administrative
expenses	12,861	81	16,212	89	6,151	51
Impairment of assets	9,140	58	—	—	—	—
Amortization of goodwill, trademarks
and other intangibles	92	1	91	1	40	—
(Loss) income from operations	(13,133)	83	(4,173)	23	1,909	16
Other (income) expense	(14)	—	(36)	—	35	—
(Loss) income before income taxes	(13,119)	83	(4,137)	23	1,874	16
Income tax (benefit) provision	(4,781)	30	(1,570)	9	712	6
Net (loss) income	(8,338)	53	(2,567)	14	1,162	10

[1] Reflects results of operations of Geppeddo subsequent to the acquisition date in the third quarter of 2001.

3.	PROPERTY AND EQUIPMENT

Property and equipment at January 3, 2004 and December 28, 2002 is comprised of the following:

	2003	2002
Leasehold improvements	$8,333	$7,015
Furniture and fixtures	5,240	6,088
Computer hardware and software	10,597	12,342
Other equipment	6,550	6,456
Building	7,223	7,216
Land	906	906

	38,849	40,023
Less accumulated depreciation	21,185	19,115

Property and equipment, net	$17,664	$20,908

The long-lived assets of Geppeddo were written-off during 2003 as a result of the decision to cease operations of the subsidiary. See Note 2.

4.	GOODWILL AND OTHER INTANGIBLE ASSETS – ADOPTION OF SFAS No. 142

Effective at the beginning of fiscal year 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. Upon adoption of SFAS No. 142, amortization of goodwill and indefinite-lived intangible assets ceased. The Company determined that its trademarks are indefinite-lived intangible assets and ceased amortization. Recorded goodwill was tested for impairment by comparing the fair value to its carrying value. As a result of the fair market value analysis, the Company recorded a $93,654 charge as a cumulative effect of change in accounting principle during the first quarter of 2002.

Had SFAS No. 142 been effective at the beginning of 2001, the non-amortization provisions would have had the following effect on the results of the years ended January 3, 2004, December 28, 2002 and December 29, 2001:

	2003	2002	2001
Reported net income (loss)	$16,408	$(61,813)	$15,962
Add back: Goodwill amortization	—	—	4,432
Add back: Trademark amortization, net of tax	—	—	289

Adjusted net income (loss)	$16,408	$(61,813)	$20,683
Add back: Cumulative effect of change
in accounting principle	—	93,654	—

Adjusted earnings before
cumulative effect of change in accounting principle	$16,408	$31,841	$20,683

Basic earnings per share:
Reported net income (loss) per share	$1.25	$(4.76)	$1.24
Goodwill amortization	—	—	0.34
Trademark amortization, net of tax	—	—	0.02

Adjusted net income (loss) per share	$1.25	$(4.76)	$1.61
Add back: Cumulative effect of change
in accounting principle	—	7.21	—

Adjusted earnings per share before cumulative
effect of change in accounting principle	$1.25	$2.45	$1.61

Diluted earnings per share:
Reported net income (loss) per share	$1.24	$(4.70)	$1.24
Goodwill amortization	—	—	0.34
Trademark amortization, net of tax	—	—	0.02

Adjusted net income (loss) per share	$1.24	$(4.70)	$1.60
Add back: Cumulative effect of change
in accounting principle	—	7.13	—

Adjusted earnings per share before cumulative
effect of change in accounting principle	$1.24	$2.42	$1.60

During the fourth quarter of 2003, the Company performed its annual review of goodwill and other intangible assets for possible impairment as required by SFAS No. 142. The Company evaluated the goodwill and other intangible assets related to its wholesale operating segment and determined there was no impairment. As a result of its decision to cease operations at Geppeddo, the Company recognized an $8,193 charge to write-off all of the goodwill, trademarks and non-compete agreements related to Geppeddo. See Note 2.

In accordance with SFAS No. 142, the Company will continue to amortize non-compete agreements (i.e. finite-lived intangible assets). Amortization of non-compete agreements was $235, $248 and $304 during the years ended January 3, 2004, December 28, 2002, and December 29, 2001, respectively. Expected annual amortization expense for non-compete agreements recorded as of January 3, 2004 is as follows:

2004	$140
2005	140
2006	140
2007	140
2008	140
Thereafter	96

$796

The above amortization expense forecast is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, impairment of intangible assets, accelerated amortization of intangible assets, and other events.

Included in Goodwill, Trademarks and Other Intangibles on the Company’s consolidated balance sheet as of January 3, 2004, December 28, 2002 and December 29, 2001, are the following acquired intangible assets by operating segment (net of accumulated amortization):

	2003	2002	2001
WHOLESALE:
Goodwill	$37,074	$37,074	$130,728
Trademarks	13,761	13,761	13,761
Non-compete agreements	796	940	1,097

	$51,631	$51,775	$145,586

RETAIL:
Goodwill	$—	$7,912	$7,912
Trademarks	—	137	137
Non-compete agreements	—	237	328

	$—	$8,286	$8,377

5.	CREDIT AGREEMENT

Long-term debt at January 3, 2004 and December 28, 2002 is comprised of the following:

	2003	2002
Total debt	$—	$54,000
Less borrowings classified as current	—	2,235

	$—	$51,765

In November 2003, the Company entered into a new three-year credit agreement. In connection therewith, the Company recorded $0.2 million in deferred financing fees, which are being amortized over the life of the credit agreement. The Company used the new credit facility to refinance the remaining term and revolving loans under its former credit agreement. As of January 3, 2004, no revolving loans were outstanding under the new credit agreement.

The revolving credit facility provides for borrowings of up to $75 million, which may be in the form of letters of credit and revolving credit loans. The letters of credit are issued primarily in connection with inventory purchases. The revolving credit facility includes an annual clean-down provision whereby the Company’s outstanding revolving credit loans and letters of credit may not exceed an aggregate of $30 million during any one 30-consecutive-day period beginning November 1 and ending March 31 of the following year. Borrowings under the credit agreement are subject to certain borrowing base limitations (as defined). The Company’s borrowing capacity under the revolving credit facility as of January 3, 2004 was $75 million and will fluctuate during 2004 based on accounts receivable and inventory levels. The revolving line of credit provides for commitment fees of 0.20% to 0.375% per annum on the daily average of the unused commitment.

The credit agreement allows the Company to choose between two interest rate options in connection with its revolving credit loans. The interest rate options are the Floating Rate (as defined) or the Eurodollar Rate (as defined) plus an applicable margin. The applicable margin ranges from 0% to 0.375% for Floating Rate loans and from 0.875% to 1.25% for Eurodollar Rate loans. The credit agreement expires November 26, 2006.

The credit agreement includes restrictions as to, among other things, the amount of additional indebtedness, liens, contingent obligations, investments and dividends. Under the most restrictive of these covenants, approximately $251 million of retained earnings were restricted at January 3, 2004. The credit agreement also requires maintenance of minimum levels of interest coverage, net worth and maximum levels of leverage, in each case at the end of each fiscal quarter. None of these restrictions are expected to have a material adverse effect on the Company’s ability to operate in the future.

The Company has pledged the common stock of certain of its subsidiaries, direct and indirect, as collateral under the credit agreement, and certain of its subsidiaries, direct and indirect, have guaranteed repayment of amounts borrowed under the credit agreement.

The Company paid interest of $1,954, $3,735, and $6,648 during the years ended January 3, 2004, December 28, 2002, and December 29, 2001, respectively.

6.	INCOME TAXES

The provision for income taxes for the years ended January 3, 2004, December 28, 2002, and December 29, 2001 consisted of the following:

	2003	2002	2001

Current:
Federal	$10,956	$15,104	$8,799
State	1,039	605	477
Foreign	44	118	135
Deferred:
Federal	(2,731)	(508)	2,554
State	(78)	(38)	219
Adjustment of prior year tax accruals	—	(3,461)	(1,000)

	$9,230	$11,820	$11,184

The reconciliation between income tax expense based on statutory income tax rates and the provision for income taxes is as follows:

	2003	2002	2001
Income taxes at federal statutory rate	$8,973	$15,281	$9,501
State income taxes, net of
federal income tax deductions	625	368	332
Goodwill amortization	—	—	1,448
Deferred tax valuation allowance	—	—	1,520
Charitable donations of inventory	(255)	(141)	(681)
Adjustment of prior year tax accruals	—	(3,461)	(1,000)
Other	(113)	(227)	64

Provision for income taxes	$9,230	$11,820	$11,184

The components of the net deferred tax asset at January 3, 2004 and December 28, 2002 were as follows:

	2003	2002
DEFERRED TAX ASSETS:
Asset valuation reserves	$4,222	$5,256
Loss on minority investment	1,520	1,520
Deferred compensation	1,048	696
Accrued liabilities	428	465
Impairment of Geppeddo assets	2,766	—
Other	1,022	860
Less: Deferred tax valuation allowance	(1,520)	(1,520)

Total deferred tax assets	9,486	7,277
DEFERRED TAX LIABILITIES:
Trademark amortization	(5,297)	(5,458)
Property and equipment depreciation	(1,026)	(1,520)
Other	(207)	(152)

Total deferred tax liabilities	(6,530)	(7,130)

	$2,956	$147

The $2,956 net deferred tax asset at January 3, 2004 is presented as a net deferred current asset of $7,797 and a net deferred noncurrent liability of $4,841. The $147 net deferred tax asset at December 28, 2002 is presented as a net deferred current asset of $5,955 and a net deferred noncurrent liability of $5,808. The $1,520 deferred tax asset valuation allowance at December 28, 2002 represents a reserve against the future deductibility of the capital losses the Company recognized from its minority investment in 2-Day Designs. Management believes the probability of deducting the capital losses in the future is remote.

The Company paid income taxes of $11,616, $17,432, and $6,739 during the years ended January 3, 2004, December 28, 2002, and December 29, 2001, respectively.

7.	OTHER ASSETS AND OTHER LIABILITIES

The Company has a compensation plan for its officers and Board of Directors whereby participants may elect to forego a portion of their current compensation in exchange for options to purchase shares from several publicly traded mutual funds. The Company funds this plan by purchasing and owning the underlying assets which are considered “trading” securities in accordance with SFAS No. 115,

Accounting for Certain Investments in Debt and Equity Securities, and are consequently marked-to-market. The plan participants bear the potential economic risks and rewards of the underlying investment’s performance and their interests in the underlying plan assets are subordinate to general creditors. While officers and Board members may request payment at any time, the liability is classified as noncurrent as supported by historical experience and because any payment would be funded by noncurrent assets. The assets of the plan (included in other assets on the balance sheet) and the related liability to participants (included in other liabilities on the balance sheet) were $1,358 and $3,015 as of December 28, 2002 and January 3, 2004, respectively.

8.	COMMITMENTS AND CONTINGENCIES

Operating Leases – The Company leases warehouse, office and retail store space, equipment, and showroom display facilities under renewable operating leases with remaining terms of up to 10 years. In addition to the base rent, the Company pays its proportionate share of taxes, special assessments, and operating expenses of the warehouse and retail store space and showroom display facilities.

The following is a schedule of future annual minimum lease payments for noncancelable operating leases as of January 3, 2004:

2004	$4,140
2005	4,245
2006	3,889
2007	3,017
2008	3,021
Thereafter	5,850

$24,162

The Company’s rental expense was $8,786, $9,368, and $7,252 for the years ended January 3, 2004, December 28, 2002, and December 29, 2001, respectively.

Letters of Credit – The Company had outstanding standby and commercial letters of credit amounting to $1,993 at January 3, 2004 relating primarily to purchase commitments issued to foreign suppliers and vendors.

Legal Proceedings – On March 1, 2002, the Company received net proceeds (before income taxes) of $11.0 million in settlement of the Company’s litigation against Arthur Andersen LLP and Andersen Worldwide Société Coopérative concerning implementation of its information systems. This recovery resulted in other income of $5.4 million and a $5.6 million reduction in net depreciable assets.

In addition to the above lawsuit, the Company is involved in various legal proceedings, claims, and governmental audits in the ordinary course of its business. The Company believes it has meritorious defenses to all proceedings, claims, and audits. Management believes the impact, if any, of these legal proceedings would not be material to the results of operations, financial position or cash flows of the Company.

9.	RETIREMENT PLAN

The Company has a qualified contributory retirement plan (the Plan) under Section 401(k) of the Internal Revenue Code which covers substantially all full-time employees who meet certain eligibility requirements. Voluntary contributions are made by participants and Company matching contributions are made at the discretion of the Board of Directors, subject to certain limitations. The Plan also allows the Company to make discretionary profit-sharing contributions to the Plan up to the maximum amount deductible for income tax purposes. All company contributions are invested in a series of diversified investment options at the election of the employee. The Company does not make matching or profit sharing contributions in company stock. The Company’s total profit-sharing contributions were $1,854, $1,361, and $1,857 for the years ended January 3, 2004, December 28, 2002, and December 29, 2001, respectively.

10.	ACQUISITIONS

During 2001, the Company completed its $9.7 million acquisition of the business of Axis Corporation, a privately held designer, importer, and specialty retailer based in Salt Lake City, Utah. Axis’ products, primarily dolls, doll accessories, and plush items, are marketed under the brand name Geppeddo. The acquired business operated customized kiosks located in major malls and shopping centers throughout the United States during the peak holiday shopping season. The asset acquisition was accounted for under the purchase method of accounting. In December 2003, the Company committed to a plan to cease operations of its Geppeddo seasonal kiosk business. See Note 2.

During 2001, the Company recognized a $3.0 million impairment of the Company’s minority investment in 2-Day Designs, Inc. The impairment charge reduced the carrying value of the Company’s minority investment to zero. The Company has not guaranteed any debt obligations of 2-Day Designs, Inc.

11.	SEGMENTS OF THE COMPANY AND RELATED INFORMATION

The Company has two reportable segments – wholesale and retail. Although the product produced and sold for each segment is similar, the type of customer for the product and the method used to distribute the product are different. The segmentation of these operations also reflects how the Company’s chief executive officer (the “CEO”) currently reviews the results of these operations. Income from operations for each operating segment includes specifically identifiable operating costs such as cost of sales and selling expenses. General and administrative expenses are generally not allocated to specific operating segments and are therefore reflected in the other category. Other components of the statement of operations, which are classified below income from operations, are also not allocated by segment. In addition, the Company generally does not account for or report assets, capital expenditures, or depreciation and amortization by segment. All transactions between operating segments have been eliminated and are not included in the table below.

The following table presents the Company’s segment information for the last three fiscal years:

	Wholesale	Retail	Other	Consolidated

Fifty-Three Weeks Ended January 3, 2004:
Net sales	$166,895	$24,819		$191,714
Income (loss) from operations	72,191	(14,007)	$(31,530)	26,654
Fifty-Two Weeks Ended December 28, 2002:
Net sales	$180,364	$28,260		$208,624
Income (loss) from operations	82,177	(4,621)	$(36,243)	41,313
Fifty-Two Weeks Ended December 29, 2001:
Net sales	$181,056	$19,391		$200,447
Income (loss) from operations	81,219	1,851	$(46,246)	36,824

12.	STOCKHOLDERS’ EQUITY

Stock-Based Compensation Plans –At January 3, 2004, the Company has compensation plans allowing the Company to grant options, stock appreciation rights, shares or performance units to employees, directors, officers, consultants, and advisors. Under the stock option plans, all employee options granted have an exercise price equal to the market value of the common stock at the date of grant, generally have a term of ten years, and generally are exercisable in equal installments beginning on each of the first, second, and third anniversaries of the date of the grant. At January 3, 2004, 256,831 shares were available for granting under the stock option and incentive plans.

A summary of the status of the Company’s stock option and incentive plans as of January 3, 2004, December 28, 2002, and December 29, 2001, and changes during the years then ended is presented below:

	2003		2002		2001
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	2,266,409	$14.96	1,535,727	$16.15	2,533,581	$22.54
Granted	46,405	16.05	1,004,268	12.89	286,817	8.16
Exercised	(100,066)	9.08	(127,414)	9.41	—	—
Forfeited	(27,967)	18.77	(146,172)	17.65	(1,284,671)	26.32

Outstanding at end of year	2,184,781	15.08	2,266,409	14.96	1,535,727	16.15

Options exercisable at end of year	1,665,676	15.83	937,419	18.75	852,999	20.06
Weighted average fair value of
options granted during the year	$6.85		$7.00		$4.53

The following table summarizes information about the Company’s stock option and incentive plans at January 3, 2004:

Range of Exercise Prices	Number Outstanding at January 3, 2004	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable at January 3, 2004	Weighted Average Exercise Price

$ 6.54-12.50	387,661	7.1	$8.65	328,154	$8.66
12.51-13.75	800,236	8.2	12.80	487,958	12.80
13.76-15.00	540,633	7.1	13.85	403,980	13.84
15.01-37.75	456,251	3.6	25.98	445,584	26.22

	2,184,781	6.8	15.08	1,665,676	15.83

In addition to the above option plans, additional options exercisable at $3.33 per share were issued to directors in prior years. Of those options, the remaining 15,000 were exercised in 2002.

Shareholder Rights Plan –In April 1997, the Company adopted a shareholder rights plan. Under the shareholder rights plan, each shareholder received a dividend of one preferred share purchase right for each share held of the Company’s common stock. Each right entitles the holder to purchase one one-thousandth of a share of Series A Participating Preferred Stock at an exercise price of $100, subject to adjustment, or at the discretion of the Board of Directors of the Company, the right to purchase common stock of the Company at a 50% discount. The rights become exercisable only upon the occurrence of certain events involving a buyer acquiring 18.5% or greater beneficial ownership in the Company’s common stock or the announcement of a tender offer or exchange offer which, if consummated, would give the buyer beneficial ownership of an 18.5% or greater position in the Company. Preferred share purchase rights owned by the buyer become null and void following this occurrence. The rights will expire April 2007, and the Company may redeem the rights at any time (prior to the occurrence of a specified event) at a price of one cent per right. If the Company is acquired in a merger or similar transaction after such an occurrence, all rights holders, except the buyer, will have the right to purchase stock in the buyer at a 50% discount.

Performance-Accelerated Vesting Restricted Stock – The Company granted 66,499 and 49,625 performance-accelerated vesting restricted shares of common stock (PARS) to executive officers during 2002 and 2001, respectively. There were no grants of PARS during 2003. PARS generally vest over five years in equal annual installments on December 31 of the calendar year in which the grant was made and on each December 31 thereafter. For all PARS grants, accelerated vesting is possible upon achievement of targeted diluted earnings per share performance. Of the 49,625 PARS granted in 2001, 10,359 were issued at an exchange ratio of 1:100 for the surrender by certain executive officers of options to purchase 1,035,833 shares of common stock. At January 3, 2004, 44,985 PARS were unvested and outstanding.

The Company records unearned compensation expense on the grant date based on the publicly quoted fair market value of the Company’s common stock, and amortizes the balance over the vesting period. The Company recorded unearned compensation of approximately $0.6 million in both 2002 and 2001, which is recorded within stockholders’ equity. The Company recognized compensation expense of $240, $263 and $152 for the years ended January 3, 2004, December 28, 2002, and December 29, 2001, respectively.

13.	INCOME PER COMMON SHARE

The following tables reconcile net income (loss) per common share and net income (loss) per common share assuming dilution:

	2003	2002	2001
Net income (loss)	$16,408	$(61,813)	$15,962
Weighted average number of shares outstanding	13,118,000	12,998,000	12,878,000
Net income (loss) per common share – basic	$1.25	$(4.76)	$1.24
Net income (loss)	$16,408	$(61,813)	$15,962
Weighted average number of shares outstanding	13,118,000	12,998,000	12,878,000
Dilutive impact of options outstanding	92,000	143,000	30,000

Weighted average number of shares and
potential dilutive shares outstanding	13,210,000	13,141,000	12,908,000
Net income (loss) per common share –
assuming dilution	$1.24	$(4.70)	$1.24

Options to purchase 998,884, 990,278, and 1,225,577 shares of common stock were outstanding at January 3, 2004, December 28, 2002, and December 29, 2001, respectively, but were not included in the computation of net income (loss) per common share assuming dilution because the exercise prices were greater than the average market price of the common stock.

DEPARTMENT 56, INC. AND SUBSIDIARIES

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Column A	Column B	Column C	Column D		Column E
Description	Balance Beginning of Period	Charged to Costs and Expenses	Deductions		Balance End of Period
Year ended January 3, 2004:
Allowance for doubtful accounts	$6,529	$1,761	$2,576	(a)	$5,714
Allowance for sales returns and credits	3,853	4,582	5,471		2,964

	$10,382	$6,343	$8,047		$8,678

Year ended December 28, 2002:
Allowance for doubtful accounts	$6,462	$1,232	$1,165	(a)	$6,529
Allowance for sales returns and credits	5,480	4,132	5,759		3,853

	$11,942	$5,364	$6,924		$10,382

Year ended December 29, 2001:
Allowance for doubtful accounts	$10,483	$545	$4,566	(a)	$6,462
Allowance for sales returns and credits	9,108	4,603	8,231		5,480

	$19,591	$5,148	$12,797		$11,942

(a)	Accounts determined to be uncollectible and charged against allowance account, net of collections on accounts previously charged against allowance account.

S-1