Form 10-Q
period 2004-04-03
DEPARTMENT 56 INC
filed 2004-05-13
CIK 902270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  April 3, 2004

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

Yes   ☒  No   ☐

As of April 30, 2004, 13,228,918 shares of the registrant’s common stock, par value $.01 per share, were outstanding.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

DEPARTMENT 56, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands)

	APRIL 3, 2004	JANUARY 3, 2004	APRIL 5, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$19,881	$17,457	$11,259
Accounts receivable, net	15,532	20,999	24,327
Inventories	13,052	12,189	12,063
Income tax receivable	2,152	—	—
Other current assets	7,094	7,499	7,209
Current assets of discontinued operations	—	11,657	3,450
Total current assets	57,711	69,801	58,308

PROPERTY AND EQUIPMENT, net	17,061	17,664	18,675
GOODWILL, TRADEMARKS AND OTHER, net	51,596	51,631	51,737
OTHER ASSETS	3,797	3,208	2,637
NONCURRENT ASSETS OF DISCONTINUED OPERATIONS	—	—	9,425
	$130,165	$142,304	$140,782

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$—	$—	$22,000
Accounts payable	5,523	6,322	6,751
Income tax payable	—	3,513	2,828
Other current liabilities	4,876	6,379	4,212
Current liabilities of discontinued operations	—	3,938	265
Total current liabilities	10,399	20,152	36,056

OTHER LIABILITIES	3,382	3,015	2,279
DEFERRED TAXES	4,596	4,841	4,825
NONCURRENT LIABILITIES OF DISCONTINUED OPERATIONS	—	—	631
STOCKHOLDERS’ EQUITY	111,788	114,296	96,991
	$130,165	$142,304	$140,782

See notes to condensed consolidated financial statements.

DEPARTMENT 56, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share amounts)

	13 WEEKS ENDED APRIL 3, 2004	14 WEEKS ENDED APRIL 5, 2003

NET SALES	$20,244	$29,570
COST OF SALES	9,700	13,761
Gross profit	10,544	15,809

OPERATING EXPENSES:
Selling, general, and administrative	12,635	13,830

(LOSS) INCOME FROM CONTINUING OPERATIONS	(2,091)	1,979

OTHER EXPENSE (INCOME):
Interest expense	116	568
Other, net	82	(356)

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(2,289)	1,767

INCOME TAX (BENEFIT) PROVISION	(824)	636

(LOSS) INCOME FROM CONTINUING OPERATIONS	(1,465)	1,131

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	(1,497)	(878)

NET (LOSS) INCOME	$(2,962)	$253

(LOSS) INCOME PER SHARE – BASIC:
(LOSS) INCOME PER SHARE FROM CONTINUING OPERATIONS	$(0.11)	$0.09
LOSS PER SHARE FROM DISCONTINUED OPERATIONS	(0.11)	(0.07)

NET (LOSS) INCOME PER SHARE – BASIC	$(0.22)	$0.02

(LOSS) INCOME PER SHARE – ASSUMING DILUTION:
(LOSS) INCOME PER SHARE FROM CONTINUING OPERATIONS	$(0.11)	$0.09
LOSS PER SHARE FROM DISCONTINUED OPERATIONS	(0.11)	(0.07)

NET (LOSS) INCOME PER SHARE – ASSUMING DILUTION	$(0.22)	$0.02

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC	13,178	13,076
WEIGHTED AVERAGE SHARES OUTSTANDING – ASSUMING DILUTION	13,178	13,151

See notes to condensed consolidated financial statements.

DEPARTMENT 56, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	13 WEEKS ENDED APRIL 3, 2004	14 WEEKS ENDED APRIL 5, 2003

CASH FLOWS FROM OPERATING ACTIVITIES -
Net cash (used in) provided by operating activities	$(4,628)	$522

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(355)	(103)
Net cash used in investing activities	(355)	(103)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of common stock options	409	26
Purchases of treasury stock	(42)	(115)
Principal payments on long-term debt	—	(32,000)
Net cash provided by (used in) financing activities	367	(32,089)

Net cash provided by discontinued operations	7,040	8,437

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,424	(23,233)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	17,457	34,492

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$19,881	$11,259

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION -
Cash paid for:
Interest	$370	$729
Income taxes	479	279

See notes to condensed consolidated financial statements.

DEPARTMENT 56, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

1.             Basis of Presentation

The accompanying condensed consolidated balance sheet as of January 3, 2004 was derived from the audited consolidated balances as of that date. The remaining accompanying condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments necessary for a fair presentation.

The results of operations for the quarter ended April 3, 2004 are not necessarily indicative of the results for the full fiscal year. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the 2003 Annual Report to Stockholders and Annual Report on Form 10-K as filed by Department 56, Inc. (the Company) with the Securities and Exchange Commission.

Reclassifications – Certain reclassifications were made to the fiscal 2003 condensed consolidated financial statements in order to conform to the presentation of the fiscal 2004 condensed consolidated financial statements. These reclassifications had no impact on consolidated net income or retained earnings as previously reported.

2.             Income per Common Share

Net income per common share is calculated by dividing net income by the weighted average number of shares outstanding during the period. Net income per common share assuming dilution reflects per share amounts that would have resulted had the Company’s outstanding stock options been converted to common stock. In accordance with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share, approximately 150 in-the-money dilutive common shares have been excluded from the computation of diluted earnings per share for the quarter ended April 3, 2004, as the effect of their inclusion would be antidilutive.

3.             Discontinued Operations

In December 2003, the Company committed to a plan to cease operations of its Geppeddo seasonal kiosk business. Geppeddo ceased operations during the first quarter of 2004, and in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company has reclassified Geppeddo’s results into discontinued operations for all periods presented. Geppeddo’s sales for the first quarter of 2004 were $3,396 compared to $5,309 during the first quarter of 2003.

4.             Stock-Based Compensation

The Company accounts for its stock option plans using the intrinsic value method and has adopted the “disclosure only” provisions of SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. Accordingly, no compensation cost has been recognized for stock options granted. Had compensation cost been determined based upon fair value (using the Black-Scholes option-pricing method) at the grant date for awards under these plans, the Company’s net earnings (loss) and earnings (loss) per share would have been reduced (increased) as follows:

(In thousands, except per share amounts)	13 WEEKS ENDED APRIL 3, 2004	14 WEEKS ENDED APRIL 5, 2003

Net (loss) income:
As reported	$(2,962)	$253
Stock-based compensation, net of related tax effects	(303)	(738)
Pro forma	(3,265)	(485)

Net (loss) income per common share – basic:
As reported	$(0.22)	$0.02
Pro forma	(0.25)	(0.04)

Net (loss) income per common share – assuming dilution:
As reported	$(0.22)	$0.02
Pro forma	(0.25)	(0.04)

5.             Goodwill and Other Intangible Assets

Effective at the beginning of fiscal year 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. Upon adoption of SFAS No. 142, amortization of goodwill and indefinite-lived intangible assets ceased. The Company determined that its trademarks are indefinite-lived intangible assets and ceased amortization.

During the fourth quarter of 2003, the Company performed its annual review of goodwill and other intangible assets for possible impairment as required by SFAS No. 142. The Company evaluated the goodwill and other intangible assets related to its wholesale operating segment and determined there was no impairment. As a result of its decision to cease operations at Geppeddo, the Company recognized an $8,193 charge to write-off all of the goodwill, trademarks and non-compete agreements related to Geppeddo. See Note 3.

In accordance with SFAS No. 142, the Company will continue to amortize non-compete agreements (i.e. finite-lived intangible assets). Amortization of non-compete agreements was $35, and $62 during the first quarters of 2004 and 2003, respectively. Expected annual amortization expense for non-compete agreements recorded as of January 3, 2004 is as follows:

2004	$140
2005	140
2006	140
2007	140
2008	140
Thereafter	96
$796

The above amortization expense forecast is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, impairment of intangible assets, accelerated amortization of intangible assets, and other events.

Included in Goodwill, Trademarks and Other on the Company’s condensed consolidated balance sheets as of April 3, 2004, January 3, 2004 and April 5, 2003, are the following acquired intangible assets by operating segment (net of accumulated amortization).  Accumulated amortization of non-compete agreements was $1,944, $1,909 and $1,953 as of April 3, 2004, January 3, 2004 and April 5, 2003, respectively.

(In thousands)	APRIL 3, 2004	JANUARY 3, 2004	APRIL 5, 2003
WHOLESALE:
Goodwill	$37,074	$37,074	$37,074
Trademarks	13,761	13,761	13,761
Non-compete agreements	761	796	902
	$51,596	$51,631	$51,737

RETAIL:
Goodwill	$—	$—	$7,912
Trademarks	—	—	137
Non-compete agreements	—	—	213
	$—	$—	$8,262

6.             Segments of the Company and Related Information

The Company has two reportable segments – wholesale and retail. Although the product produced and sold for each segment is similar, the type of customer for the product and the method used to distribute the product are different. The segmentation of these operations also reflects how the Company’s chief executive officer (the CEO) currently reviews the results of these operations. Income (loss) from operations for each operating segment includes specifically identifiable operating costs such as cost of sales and selling expenses. General and administrative expenses are generally not allocated to specific operating segments and are therefore reflected in the other category. Other components of the statement of operations, which are classified below income (loss) from operations, are also not allocated by segment. In addition, the Company does not account for or report assets, capital expenditures or depreciation and amortization by segment. All transactions between operating segments have been eliminated and are not included in the following table.

(In thousands)	13 WEEKS ENDED APRIL 3, 2004	14 WEEKS ENDED APRIL 5, 2003
WHOLESALE:
Village sales	$9,733	$17,609
Giftware sales	9,014	10,531

Net sales	$18,747	$28,140
Income from operations	6,663	11,089

RETAIL:
Net sales	$1,497	$1,430
Loss from operations	(894)	(955)

OTHER -
Loss from operations	$(7,860)	$(8,155)

CONSOLIDATED:
Net sales	$20,244	$29,570
(Loss) income from continuing operations	(2,091)	1,979

7.             Subsequent Event

On May 5, 2004, the Company agreed to settle tort and warranty claims it brought against a third party. Under the settlement, the Company will receive net cash proceeds (before income taxes) of approximately $6.9 million.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Comparison of Results of Operations for the Quarter Ended April 3, 2004 to the Quarter Ended April 5, 2003.

	QUARTER ENDED APRIL 3, 2004		QUARTER ENDED APRIL 5, 2003
(In millions)	Dollars	% of Net Sales	Dollars	% of Net Sales

Net sales	$20.2	100%	$29.6	100%

Gross profit	10.5	52	15.8	54

Selling, general, and administrative expenses	12.6	62	13.8	47

(Loss) income from continuing operations	(2.1)	10	2.0	7

Interest expense	0.1	1	0.6	2

Other expense (income), net	0.1	—	(0.4)	1

(Loss) income from continuing operations before income taxes	(2.3)	11	1.8	6

Income tax (benefit) provision	(0.8)	4	0.6	2

(Loss) income from continuing operations	(1.5)	7	1.1	4

Loss from discontinued operations, net of tax	(1.5)	7	(0.9)	3

Net (loss) income	(3.0)	15	0.3	1

Net Sales

Net sales decreased $9.4 million, or 32%, from $29.6 million in 2003 to $20.2 in 2004. The decrease in sales was principally due to a decrease in wholesale sales to independent gift retailers (wholesale customers).

Wholesale sales decreased $9.4 million, or 33%, from $28.1 million in 2003 to $18.7 million in 2004. The decrease in wholesale sales was principally due to the timing of receipt of product from overseas vendors. The Company expects to make up most of this timing difference during the second quarter and the remainder during the third quarter. Wholesale sales of the Company’s Village Series products of $9.7 million decreased $7.9 million, or 45%, while sales of Giftware products of $9.0 million decreased $1.5 million, or 14% between the two periods. Village Series products represented 63% of the Company’s wholesale sales during 2003 versus 52% during 2004.

Retail sales increased $0.1 million, or 5%, from $1.4 million in 2003 to $1.5 million in 2004. The increase in retail sales was principally due to the opening of two new stores during the second half of 2003 and an increase in Time to Celebrate sales, partially offset by lower sales from Department 56 branded seasonal stores which the Company did not operate beyond January 2003. The Company’s three retail stores that were open during the first quarter of both years had same store sales increases of 1% between the two periods. The Company’s retail operations historically generate losses in the first three quarters of the Company’s fiscal year and income from operations during the fourth quarter.

Gross Profit

Gross profit as a percentage of net sales was 53.5% and 52.1% in the first quarter of 2003 and 2004, respectively. The decrease in the gross profit percentage was principally due to the shift in the mix of wholesale product shipments from higher margin Village product toward lower margin Giftware product.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $1.2 million, or 9%, between 2003 and 2004. The decrease in selling, general and administrative expenses in 2004 compared to 2003 was principally due to lower bad debt and commission expenses as a result of lower wholesale sales.

Interest Expense

Interest expense decreased $0.5 million, or 80%, between 2003 and 2004 principally due to a decrease in the amount of term debt outstanding.

Provision for Income Taxes

The effective income tax rate was 36% during the first quarter of 2003 and the first quarter of 2004.

Loss from Discontinued Operations, Net of Tax

Loss from discontinued operations, net of tax increased $0.6 million from $0.9 million in 2003 to $1.5 million in 2004 principally due to lower sales and gross margins. The decrease in gross margins was principally due to higher markdowns as the result of liquidating Geppeddo’s inventories.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows from Operations

Net cash used in operating activities increased $5.2 million from 2003 to 2004 principally due to decreased cash collections as a result of lower receivable balances at the end of 2003 and lower income from operations. Accounts receivable balances were lower at the end of 2003 compared to fiscal year end 2002 principally due to five additional days of cash collections in 2003 as a result of the 2003 fiscal year ending on January 3, 2004 compared to the 2002 fiscal year ending on December 28, 2002.

Accounts receivable, net of reserves, which principally consists of wholesale trade receivables, decreased from $24.3 million at April 5, 2003 to $15.5 million at April 3, 2004.  Accounts receivable decreased principally due to reduced wholesale sales.

Inventories increased from $12.1 million at April 5, 2003 to $13.1 million at April 3, 2004.  The increase was principally due to higher retail segment inventories resulting from the addition of two new retail stores during the second half of 2003 and an increase in Time to Celebrate operations.

Because the Company’s wholesale business is not capital intensive, the Company has historically not incurred significant capital expenditures. Capital expenditures for the first quarter of 2004 were $0.4 million compared to $0.1 million during the first quarter of 2003. Management anticipates 2004 capital expenditures to approximate 1% of annual wholesale revenues plus an amount for the retail business that is dependent on the number and format of stores opened. The Company plans to open its sixth retail store during the summer of 2004 at the Pier 39 shopping complex in San Francisco, California, and continues to look for a site for a seventh store.

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

The Company’s revolving credit facility provides for borrowings of up to $75 million, which may be in the form of letters of credit and revolving credit loans. The letters of credit are issued primarily in connection with inventory purchases. Borrowings under the credit agreement are subject to certain borrowing base limitations (as defined in the agreement). The Company’s borrowing capacity under the revolving credit facility as of April 3, 2004 was $30 million and will fluctuate during 2004 based on accounts receivable and inventory levels. The credit agreement includes restrictions as to, among other things, the amount of additional indebtedness, liens, contingent obligations, investments and dividends. Under the most restrictive of these covenants, approximately $251 million of retained earnings were restricted at April 3, 2004. The credit agreement also requires maintenance of minimum levels of interest coverage, net worth and maximum levels of leverage, in each case at the end of each fiscal quarter. None of these restrictions are expected to have a material adverse effect on the Company’s ability to operate in the future.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

The Company had open purchase orders to suppliers of $19.5 million at the end of the first quarter of 2004 compared to $9.6 million at January 3, 2004. There were no other material changes in contractual obligations from those disclosed in the Company’s 2003 Annual Report on Form 10-K.

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

FOREIGN EXCHANGE

Approximately 97% of the Company’s sales in 2003 were denominated in United States dollars and, as a result, were not subject to changes in exchange rates. Approximately 3% of the Company’s sales were denominated in foreign currencies that were subject to changes in exchange rates, and the Company anticipates that such percentage will remain approximately the same during 2004. At this time, the Company does not use derivative instruments to manage the exchange rate risk.

The Company does not own or operate any manufacturing facilities and imports most of its products from manufacturers in the Pacific Rim, primarily the People’s Republic of China (“China”). Although the Company generally pays for its product in United States dollars, the cost of such product may fluctuate with the value of the Chinese currency because the purchase price paid to the Company’s vendors in United States dollars would be worth more or less in the Chinese currency. As a result, the Company’s costs could be adversely affected if the Chinese currency appreciates significantly relative to the United States dollar; this could result from a decision by China to allow its currency to float instead of being pegged to the U.S. dollar at a fixed rate. Conversely, its costs would be favorably affected if the Chinese currency depreciates significantly relative to the United States dollar. In addition, less than 1% of the Company’s product purchases in 2003 were denominated in foreign currencies that were subject to changes in exchange rates. The Company currently does not use derivative instruments to manage the exchange rate risk.

EFFECT OF INFLATION

The Company continually attempts to minimize any effect of inflation on earnings by controlling its operating costs and selling prices. During the past few years, the rate of inflation has been low and has not had a material impact on the Company’s results of operations.

IMPORTS

The Company does not own or operate any manufacturing facilities and imports most of its products from manufacturers in the Pacific Rim, primarily China and the Philippines. The Company also imports a small percentage of its products from sources in India and Europe.

The Company’s ability to import products and thereby satisfy customer orders is affected by the availability of, and demand for, quality production capacity abroad. The Company competes with other importers of specialty giftware products for the limited number of foreign manufacturing sources that can produce detailed, high quality products at affordable prices. Foreign manufacturing and procurement of imports is subject to the following inherent risks: labor, economic and political instability; cost and capacity fluctuations and delays in transportation, dockage and materials handling; restrictive actions by governments; nationalizations; the laws and policies of the U.S. affecting importation of goods (including duties, quota and taxes); international political/military/terrorist developments; and foreign trade and tax laws. Moreover, the Company cannot predict what relevant political, legal or regulatory changes may occur, or the type or amount of any financial impact on the Company such changes may have in the future.

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

SEASONALITY AND WHOLESALE CUSTOMER ORDERS

Wholesale Customer Orders Entered (1)

(In millions)

	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Total

2002	$114	$42	$20	$2	$178
2003	104	34	22	3	163
2004	101	—	—	—	—

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

Wholesale customer orders decreased $2.6 million, or 2.5%, from $103.6 million to $101.0 million through the first quarter of 2003 and 2004, respectively. Orders for the Company’s Giftware products were up 14% while Village product orders were down 16%. The increase in Giftware product orders was principally due to the Christmas and Halloween categories. Village product orders continued to be negatively impacted by cautious buying patterns of the Village dealers and the continued attrition of these dealers.

Historically, due to the timing of wholesale trade shows early in the calendar year, the Company has received the majority of its total annual wholesale customer orders during the first quarter of each year. During the first quarter of each of the past three years, the Company has received approximately 62% to 64% of its annual wholesale orders for such year. The Company can experience fluctuations in quarterly sales due to the timing of receipt of product from suppliers and subsequent shipment of product from the Company to customers, as well as the timing of orders placed by customers. As a result of the Company’s sales pattern, the Company has historically recorded a substantial portion of its wholesale revenues in its second and third quarters, and the majority of its store-based retail sales occur in the fourth quarter during the peak holiday shopping season. Approximately 7% to 8% of the Company’s total annual wholesale customer orders have been cancelled in each of the last three years for a number of reasons, primarily customer credit considerations and inventory stock-outs. Orders not shipped in a particular year, net of cancellations, are carried into backlog for the following year and have historically been orders for Spring and Easter products. The Company’s backlog of wholesale customer orders was $81.2 million and $86.4 million at April 5, 2003 and April 3, 2004, respectively.

The Company receives products, pays its suppliers and ships products throughout the year, although historically the majority of wholesale shipments occur in the second and third quarters as retailers stock merchandise in anticipation of the winter holiday season. As a result of this seasonal pattern, the Company generally records its highest wholesale sales during the second and third quarters of each year. However, the Company can experience fluctuations in quarterly wholesale sales and related net income compared with the prior year due to the timing of receipt of product from suppliers and subsequent shipment of product from the Company to wholesale customers, as well as the timing of orders placed by wholesale customers. In addition, the Company recognizes the majority of its retail sales in the fourth quarter during the peak holiday shopping season. The

Company is not managed to maximize quarter-to-quarter results, but rather to achieve annual objectives designed to achieve long-term growth consistent with the Company’s business strategy.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

There has been no significant change in the Company’s exposure to market risk since year end. The Company’s risk is limited to interest rate risk associated with credit instruments and foreign currency exchange rate risk.

Item 4.   Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Any control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of a control system inherently has limitations, including that the benefits of controls must be considered relative to their costs. Additionally, controls can be circumvented by the individual acts of some persons, or by collusion of two or more people. Therefore, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objective. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that those disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 of the Exchange Act) during the Company’s most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

Reference is made to Item 3, “Legal Proceedings,” of the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004, which Item is incorporated herein in its entirety. In the ordinary course of its business, the Company is involved in various legal proceedings, claims and governmental audits. In the opinion of management, the ultimate disposition of these proceedings, claims and audits will not have a material adverse effect on the results of operations, financial position or cash flows of the Company.

Also, see Note 7 to the condensed consolidated financial statements, “Subsequent Event.”

Notes concerning forward-looking statements:

Any conclusions or expectations expressed in, or drawn from, the statements in this filing concerning matters that are not historical corporate financial results are “forward-looking statements” that involve risks and uncertainties.  These statements are based on management’s estimates, assumptions and projections as of today and are not guarantees of future performance.  Actual results may vary materially from forward-looking statements and the assumptions on which they are based.  The Company undertakes no obligation to update or publish in the future any forward-looking statements. Please read the bases, assumptions and factors set out in Item 7 in the Company’s Form 10-K for 2003 dated March 17, 2004 and filed under the Securities Exchange Act of 1934, all of which is incorporated herein by reference and applicable to the forward-looking statements set forth herein.

Item 6.   Exhibits and Reports on Form 8-K

(a)           The following documents are exhibits to this Report.

11.1	Computation of net (loss) income per share

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

(b)           Reports on Form 8-K.

The Company filed the following Current Reports on Form 8-K during the first quarter of 2004:

•      Form 8-K dated February 20, 2004 containing a Company press release and financial statements.

•      Form 8-K dated February 6, 2004 containing a Company press release.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEPARTMENT 56, INC.

Date: May 13, 2004	/s/ Susan E. Engel
Susan E. Engel
Chairwoman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2004	/s/ Timothy J. Schugel
Timothy J. Schugel
Chief Financial Officer and Executive Vice President
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Name

11.1	Computation of net (loss) income per share

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350