Form 10-Q
period 2004-07-03
DEPARTMENT 56 INC
filed 2004-08-12
CIK 902270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  July 3, 2004

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

As of July 30, 2004, 13,414,898 shares of the registrant’s common stock, par value $.01 per share, were outstanding.

PART I  -  FINANCIAL INFORMATION

Item 1.   Financial Statements

DEPARTMENT 56, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	JULY 3, 2004	JANUARY 3, 2004	JULY 5, 2003
	(UNAUDITED)		(UNAUDITED)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,821	$17,457	$1,327
Accounts receivable, net	51,923	20,999	61,622
Inventories	19,368	12,189	22,425
Other current assets	6,642	7,274	6,724
Current assets of discontinued operations	—	11,657	3,495
Total current assets	79,754	69,576	95,593

PROPERTY AND EQUIPMENT, net	16,937	17,664	18,344
GOODWILL, TRADEMARKS AND OTHER, net	51,561	51,631	51,701
OTHER ASSETS	3,740	3,433	2,838
NONCURRENT ASSETS OF DISCONTINUED OPERATIONS	—	—	9,330
	$151,992	$142,304	$177,806

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt			$22,000
Borrowings on revolving credit agreement			18,000
Accounts payable	$6,844	$6,322	6,781
Income tax payable	4,300	3,513	9,044
Other current liabilities	5,015	6,379	5,819
Current liabilities of discontinued operations	—	3,938	192
Total current liabilities	16,159	20,152	61,836

OTHER LIABILITIES	3,439	3,015	2,352
DEFERRED TAXES	4,474	4,841	4,544
NONCURRENT LIABILITIES OF DISCONTINUED OPERATIONS	—	—	600
STOCKHOLDERS’ EQUITY	127,920	114,296	108,474
	$151,992	$142,304	$177,806

See notes to condensed consolidated financial statements.

DEPARTMENT 56, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share amounts)

	13 WEEKS ENDED JULY 3, 2004	13 WEEKS ENDED JULY 5, 2003
NET SALES	$48,980	$53,496
COST OF SALES	22,493	23,389
Gross profit	26,487	30,107

OPERATING EXPENSES:
Selling, general, and administrative	12,480	12,285

OPERATING INCOME FROM CONTINUING OPERATIONS	14,007	17,822

OTHER EXPENSE (INCOME):
Interest expense	113	369
Litigation settlement	(6,871)	—
Other, net	1	(273)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	20,764	17,726

INCOME TAX PROVISION	7,475	6,381

INCOME FROM CONTINUING OPERATIONS	13,289	11,345

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX	124	(322)

NET INCOME	$13,413	$11,023

INCOME (LOSS) PER SHARE – BASIC:
INCOME PER SHARE FROM CONTINUING OPERATIONS	$1.00	$0.87
INCOME (LOSS) PER SHARE FROM DISCONTINUED OPERATIONS	0.01	(0.02)

NET INCOME PER SHARE – BASIC	$1.01	$0.84

INCOME (LOSS) PER SHARE – ASSUMING DILUTION:
INCOME PER SHARE FROM CONTINUING OPERATIONS	$0.98	$0.86
INCOME (LOSS) PER SHARE FROM DISCONTINUED OPERATIONS	0.01	(0.02)

NET INCOME PER SHARE – ASSUMING DILUTION	$0.99	$0.84

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	13,302	13,088
ASSUMING DILUTION	13,519	13,172

See notes to condensed consolidated financial statements.

	26 WEEKS ENDED JULY 3, 2004	27 WEEKS ENDED JULY 5, 2003
NET SALES	$69,225	$83,066
COST OF SALES	32,194	37,151
Gross profit	37,031	45,915

OPERATING EXPENSES:
Selling, general, and administrative	25,116	26,116

OPERATING INCOME FROM CONTINUING OPERATIONS	11,915	19,799

OTHER EXPENSE (INCOME):
Interest expense	228	937
Litigation settlement	(6,871)	—
Other, net	83	(629)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	18,475	19,491

INCOME TAX PROVISION	6,652	7,017

INCOME FROM CONTINUING OPERATIONS	11,823	12,474

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	(1,372)	(1,199)

NET INCOME	$10,451	$11,275

INCOME PER SHARE – BASIC:
INCOME PER SHARE FROM CONTINUING OPERATIONS	$0.89	$0.95
LOSS PER SHARE FROM DISCONTINUED OPERATIONS	(0.10)	(0.09)

NET INCOME PER SHARE – BASIC	$0.79	$0.86

INCOME PER SHARE – ASSUMING DILUTION:
INCOME PER SHARE FROM CONTINUING OPERATIONS	$0.88	$0.95
LOSS PER SHARE FROM DISCONTINUED OPERATIONS	(0.10)	(0.09)

NET INCOME PER SHARE – ASSUMING DILUTION	$0.78	$0.86

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	13,241	13,081
ASSUMING DILUTION	13,427	13,161

See notes to condensed consolidated financial statements.

DEPARTMENT 56, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	26 WEEKS ENDED JULY 3, 2004	27 WEEKS ENDED JULY 5, 2003

CASH FLOWS FROM OPERATING ACTIVITIES -
Net cash used in operating activities	$(23,521)	$(26,585)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,158)	(889)
Net cash used in investing activities	(1,158)	(889)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of common stock options	2,738	354
Purchases of treasury stock	(42)	(115)
Borrowings on revolving credit agreement	—	18,000
Principal payments on long-term debt	—	(32,000)
Net cash provided by (used in) financing activities	2,696	(13,761)

Net cash provided by discontinued operations	6,347	8,070

NET DECREASE IN CASH AND CASH EQUIVALENTS	(15,636)	(33,165)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	17,457	34,492

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,821	$1,327

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION -
Cash paid for:
Interest	$449	$911
Income taxes	1,114	387

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

The results of operations for the quarter and 26 weeks ended July 3, 2004 are not necessarily indicative of the results for the full fiscal year. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the 2003 Annual Report to Stockholders and Annual Report on Form 10-K as filed by Department 56, Inc. (the Company) with the Securities and Exchange Commission. Comprehensive income for the periods ended July 3, 2004 and July 5, 2003 was equivalent to reported net income.

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

3.             Litigation Settlement

On May 5, 2004, the Company agreed to settle tort and warranty claims it brought against a third party. Under the settlement, the Company received net cash proceeds (before income taxes) of $6,871.

4.             Discontinued Operations

In December 2003, the Company committed to a plan to cease operations of its Geppeddo seasonal kiosk business. Geppeddo ceased operations during the first quarter of 2004, and in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company has reclassified Geppeddo’s results into discontinued operations for all periods presented. Geppeddo’s sales for the second quarter and first half of 2004 were $0 and $3,396, compared to $159 and $5,468 during the second quarter and first half of 2003, respectively.

5.             Stock-Based Compensation

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

			26 WEEKS	27 WEEKS
	QUARTER ENDED		ENDED	ENDED
	JULY 3,	JULY 5,	JULY 3,	JULY 5,
(In thousands, except per share amounts)	2004	2003	2004	2003

Net income:
As reported	$13,413	$11,023	$10,451	$11,275
Stock-based compensation, net of related tax effects	(234)	(404)	(520)	(1,138)
Pro forma	13,179	10,619	9,931	10,137

Net income per common share – basic:
As reported	$1.01	$0.84	$0.79	$0.86
Stock-based compensation, net of related tax effects	(0.02)	(0.03)	(0.04)	(0.09)
Pro forma	0.99	0.81	0.75	0.77

Net income per common share – assuming dilution:
As reported	$0.99	$0.84	$0.78	$0.86
Stock-based compensation, net of related tax effects	(0.02)	(0.03)	(0.04)	(0.09)
Pro forma	0.97	0.81	0.74	0.77

6.             Goodwill and Other Intangible Assets

Effective at the beginning of fiscal year 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. Upon adoption of SFAS No. 142, amortization of goodwill and indefinite-lived intangible assets ceased. The Company determined that its trademarks are indefinite-lived intangible assets and ceased amortization.

During the fourth quarter of 2003, the Company performed its annual review of goodwill and other intangible assets for possible impairment as required by SFAS No. 142. The Company evaluated the goodwill and other intangible assets related to its wholesale operating segment and determined there was no impairment. As a result of its decision to cease operations at Geppeddo, the Company recognized an $8,193 charge to write-off all of the goodwill, trademarks and non-compete agreements related to Geppeddo. See Note 4.

In accordance with SFAS No. 142, the Company will continue to amortize non-compete agreements (i.e. finite-lived intangible assets). Amortization of non-compete agreements for the second quarter and first half of 2004 was $35 and $70, compared to $58 and $120 during the second quarter and first half of 2003, respectively. Expected annual amortization expense for non-compete agreements recorded as of January 3, 2004 is as follows:

2004	$140
2005	140
2006	140
2007	140
2008	140
Thereafter	96
$796

The above amortization expense forecast is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, impairment of intangible assets, accelerated amortization of intangible assets, and other events.

Included in Goodwill, Trademarks and Other on the Company’s condensed consolidated balance sheets as of July 3, 2004, January 3, 2004 and July 5, 2003, are the following acquired intangible assets by operating segment (net of accumulated amortization). Accumulated amortization of non-compete agreements was $1,979, $1,909 and $2,011 as of July 3, 2004, January 3, 2004 and July 5, 2003, respectively.

(In thousands)	JULY 3, 2004	JANUARY 3, 2004	JULY 5, 2003
WHOLESALE:
Goodwill	$37,074	$37,074	$37,074
Trademarks	13,761	13,761	13,761
Non-compete agreements	726	796	866
	$51,561	$51,631	$51,701

RETAIL:
Goodwill	$—	$—	$7,912
Trademarks	—	—	137
Non-compete agreements	—	—	190
	$—	$—	$8,239

7.             Segments of the Company and Related Information

The Company has two reportable segments — wholesale and retail. Although the product produced and sold for each segment is similar, the type of customer for the product and the method used to distribute the product are different. The segmentation of these operations also reflects how the Company’s chief executive officer (the CEO) currently reviews the results of these operations. Operating income (loss) from continuing operations for each operating segment includes specifically identifiable operating costs such as cost of sales and selling expenses. General and administrative expenses are generally not allocated to specific operating segments and are therefore reflected in the other category. Other components of the statement of operations, which are classified below operating income (loss) from continuing operations, are also not allocated by segment. In addition, the Company does not account for or report assets, capital expenditures or depreciation and amortization by segment. All transactions between operating segments have been eliminated and are not included in the following table.

			26 WEEKS	27 WEEKS
	QUARTER ENDED		ENDED	ENDED
	JULY 3,	JULY 5,	JULY 3,	JULY 5,
(In thousands)	2004	2003	2004	2003
WHOLESALE:
Village sales	$25,077	$27,884	$34,810	$45,493
Giftware sales	22,226	24,548	31,241	35,078

Net sales	$47,303	$52,432	$66,051	$80,571
Operating income from continuing operations	22,172	25,094	28,834	36,179

RETAIL:
Net sales	$1,677	$1,064	$3,174	$2,495
Operating loss from continuing operations	(909)	(612)	(1,803)	(1,565)

OTHER -
Operating loss from continuing operations	$(7,256)	$(6,660)	$(15,116)	$(14,815)

CONSOLIDATED:
Net sales	$48,980	$53,496	$69,225	$83,066
Operating income from continuing operations	14,007	17,822	11,915	19,799

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Comparison of Results of Operations for the Quarter Ended July 3, 2004 to the Quarter Ended July 5, 2003.

	QUARTER ENDED JULY 3, 2004		QUARTER ENDED JULY 5, 2003
(In millions)	Dollars	% of Net Sales	Dollars	% of Net Sales

Net sales	$49.0	100%	$53.5	100%

Gross profit	26.5	54	30.1	56

Selling, general, and administrative expenses	12.5	26	12.3	23

Operating income from continuing operations	14.0	29	17.8	33

Interest expense	0.1	—	0.4	1

Litigation settlement	(6.9)	14	—	—

Other expense (income), net	—	—	(0.3)	1

Income from continuing operations before income taxes	20.8	42	17.7	33

Income tax provision	7.5	15	6.4	12

Income from continuing operations	13.3	27	11.3	21

Income (loss) from discontinued operations, net of tax	0.1	—	(0.3)	1

Net income	13.4	27	11.0	21

Net Sales

Net sales decreased $4.5 million, or 8%, from $53.5 million in 2003 to $49.0 in 2004. The decrease in sales was principally due to a decrease in wholesale sales to independent gift retailers (wholesale customers).

Wholesale sales decreased $5.1 million, or 10%, from $52.4 million in 2003 to $47.3 million in 2004. The decrease in wholesale sales was principally due to delays experienced in receiving product into the Company’s distribution center through the rail hub in St. Paul, Minnesota. As of the end of the quarter, the wholesale value of the product at the rail hub was $8.4 million, an increase of $6.7 million from a year earlier. Without this delay at the rail hub, most of this product would have shipped during the second quarter and now is being shipped during the third quarter. Wholesale sales of the Company’s Village Series products of $25.1 million decreased $2.8 million, or 10%, while sales of Giftware products of $22.2 million decreased $2.3 million, or 9% between the two periods. Village Series products represented 53% of the Company’s wholesale sales during 2003 and 2004.

Retail sales increased $0.6 million, or 58%, from $1.1 million in 2003 to $1.7 million in 2004. The increase in retail sales was principally due to the opening of two new stores during the second half of 2003, a third new store opened during the second quarter of 2004 and increased Time to Celebrate operations. The Company’s retail operations historically generate losses from operations in the first three quarters of the Company’s fiscal year and income from operations during the fourth quarter.

Gross Profit

Gross profit as a percentage of net sales was 56.3% and 54.1% in the second quarter of 2003 and 2004, respectively. The decrease in the gross profit percentage was principally due to the shift in the mix of wholesale product shipments.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $0.2 million, or 2%, between 2003 and 2004. The increase in selling, general and administrative expenses in 2004 compared to 2003 was principally due to an increase in retail operations, partially offset by lower commission expense as a result of lower wholesale sales and lower bad debt expense.

Interest Expense

Interest expense decreased $0.3 million, or 69%, between 2003 and 2004 principally due to a decrease in the amount of debt outstanding.

Provision for Income Taxes

The effective income tax rate was 36% during the second quarter of 2003 and the second quarter of 2004.

Income (Loss) from Discontinued Operations, Net of Tax

Income (loss) from discontinued operations, net of tax increased $0.4 million from a loss of $0.3 million in 2003 to income of $0.1 million in 2004. The Company completed the closing of its Geppeddo subsidiary during the first quarter of 2004. The income from discontinued operations in the second quarter of 2004 is due to actual costs being less than estimated.

Comparison of Results of Operations for the 26 Weeks Ended July 3, 2004 to the 27 Weeks Ended July 5, 2003.

	26 WEEKS ENDED JULY 3, 2004		27 WEEKS ENDED JULY 5, 2003
(In millions)	Dollars	% of Net Sales	Dollars	% of Net Sales

Net sales	$69.2	100%	$83.1	100%

Gross profit	37.0	54	45.9	55

Selling, general, and administrative expenses	25.1	36	26.1	31

Operating income from continuing operations	11.9	17	19.8	24

Interest expense	0.2	—	0.9	1

Litigation settlement	(6.9)	10	—	—

Other expense (income), net	0.1	—	(0.6)	1

Income from continuing operations before income taxes	18.5	27	19.5	24

Income tax provision	6.7	10	7.0	8

Income from continuing operations	11.8	17	12.5	15

Loss from discontinued operations, net of tax	(1.4)	2	(1.2)	1

Net income	10.5	15	11.3	14

Net Sales

Net sales decreased $13.8 million, or 17%, from $83.1 million in 2003 to $69.2 in 2004. The decrease in sales was principally due to a decrease in wholesale sales to independent gift retailers (wholesale customers).

Wholesale sales decreased $14.5 million, or 18%, from $80.6 million in 2003 to $66.1 million in 2004. The decrease in wholesale sales was principally due to the timing of receipt of product from overseas vendors at the Company’s distribution center, as discussed above. The Company expects to make up most of this timing difference during the third quarter. Wholesale sales of the Company’s Village Series products of $34.8 million decreased $10.7 million, or 23%, while sales of Giftware products of $31.2 million decreased $3.8 million, or 11% between the two periods. Village Series products represented 56% of the Company’s wholesale sales during 2003 versus 53% during 2004.

Retail sales increased $0.7 million, or 27%, from $2.5 million in 2003 to $3.2 million in 2004. The increase in retail sales was principally due to the opening of two new stores during the second half of 2003, a third new store opened during the second quarter of 2004 and increased Time to Celebrate operations. The Company’s three retail stores that were open during the first half of both years had same store sales increases of 1% between the two periods. The Company’s retail operations historically generate losses from operations in the first three quarters of the Company’s fiscal year and income from operations during the fourth quarter.

Gross Profit

Gross profit as a percentage of net sales was 55.3% and 53.5% in the first half of 2003 and 2004, respectively. The decrease in the gross profit percentage was principally due to the shift in the mix of wholesale product shipments.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $1.0 million, or 4%, between 2003 and 2004. The decrease in selling, general and administrative expenses in 2004 compared to 2003 was principally due to lower commission expense as a result of lower wholesale sales and lower bad debt expense, partially offset by an increase in retail operations.

Interest Expense

Interest expense decreased $0.7 million, or 76%, between 2003 and 2004 principally due to a decrease in the amount of debt outstanding.

Provision for Income Taxes

The effective income tax rate was 36% during the first half of 2003 and the first half of 2004.

Loss from Discontinued Operations, Net of Tax

Loss from discontinued operations, net of tax increased $0.2 million from $1.2 million in 2003 to $1.4 million in 2004 principally due to lower sales and gross margins. The decrease in gross margins was principally due to higher markdowns as the result of liquidating Geppeddo’s inventories during the first quarter of 2004.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows from Operations

Net cash used in operating activities decreased $3.1 million from $26.6 million in 2003 to $23.5 million in 2004 principally due to the $6.9 million net proceeds (before income taxes) received as a result of the Company’s litigation settlement (see Note 3 to the condensed consolidated financial statements) and lower inventory purchases, partially offset by decreased cash collections during 2004 as a result of lower receivable balances at the end of 2003. Accounts receivable balances were lower at the end of 2003 compared to fiscal year end 2002 principally due to five additional days of cash collections in 2003 as a result of the 2003 fiscal year ending on January 3, 2004 compared to the 2002 fiscal year ending on December 28, 2002.

Accounts receivable, net of reserves, which principally consists of wholesale trade receivables, decreased from $61.6 million at July 5, 2003 to $51.9 million at July 3, 2004.  Accounts receivable decreased principally due to reduced wholesale sales.

Inventories decreased from $22.4 million at July 5, 2003 to $19.4 million at July 3, 2004.  The decrease was principally due to reduced wholesale orders and the timing of product shipments from overseas vendors, partially offset by higher retail segment inventories resulting from the addition of two new retail stores during the second half of 2003, a new retail store in the second quarter of 2004, and an increase in Time to Celebrate operations.

Because the Company’s wholesale business is not capital intensive, the Company has historically not incurred significant capital expenditures. Capital expenditures for the second quarter and first half of 2004 were $0.8 million and $1.2 million, respectively, compared to $0.8 million and $0.9 million in the second quarter and first half of 2003. The Company opened its sixth retail store during the second quarter of 2004 at the Pier 39 shopping complex in San Francisco, California, and continues to look for a site for a seventh store. Management anticipates 2004 capital expenditures to be less than 1% of annual wholesale revenues plus an amount for the retail business that is dependent on the number and format of stores opened.

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

The Company’s revolving credit facility provides for borrowings of up to $75 million, which may be in the form of letters of credit and revolving credit loans. The letters of credit are issued primarily in connection with inventory purchases. Borrowings under the credit agreement are subject to certain borrowing base limitations (as defined in the agreement). The Company’s borrowing capacity under the revolving credit facility as of July 3, 2004 was $36 million and will fluctuate during 2004 based on accounts receivable and inventory levels. The credit agreement includes restrictions as to, among other things, the amount of additional indebtedness, liens, contingent obligations, investments and dividends. Under the most restrictive of these covenants, approximately $248 million of retained earnings were restricted at July 3, 2004. The credit agreement also requires maintenance of minimum levels of interest coverage, net worth and maximum levels of leverage, in each case at the end of each fiscal quarter. None of these restrictions are expected to have a material adverse effect on the Company’s ability to operate in the future.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

The Company had open purchase orders to suppliers of $14.4 million at the end of the second quarter of 2004 compared to $9.6 million at January 3, 2004. There were no other material changes in contractual obligations from those disclosed in the Company’s 2003 Annual Report on Form 10-K.

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

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles of the United States. In connection with the preparation of the financial statements, we are required to make assumptions, estimates and apply judgment that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. The Company bases its assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time the consolidated financial statements are prepared. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with generally accepted accounting principles. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

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

The Company’s ability to import products, and thereby satisfy customer orders, is affected by the availability of, and demand for, quality production capacity abroad. The Company competes with other importers of specialty giftware products for the limited number of foreign manufacturing sources that can produce detailed, high quality products at affordable prices. Foreign manufacturing and procurement of imports is subject to the following inherent risks: labor, economic and political instability; cost and capacity fluctuations and delays in transportation, dockage and materials handling; restrictive actions by governments; nationalizations; the laws and policies of the U.S. affecting importation of goods (including duties, quota and taxes); international political/military/terrorist developments; and foreign trade and tax laws. Moreover, the Company cannot predict what relevant political, legal or regulatory changes may occur, or the type or amount of any financial impact on the Company such changes may have in the future.

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

SEASONALITY AND WHOLESALE CUSTOMER ORDERS

Wholesale Customer Orders Entered (1)

(In millions)

	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Total

2002	$114	$42	$20	$2	$178
2003	104	34	22	3	163
2004	101	30	—	—	—

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

Wholesale customer orders decreased $7.5 million, or 5.5%, from $138.1 million to $130.6 million through the second quarter of 2003 and 2004, respectively. Orders for the Company’s Giftware products were up 7% while Village product orders were down 15%. The increase in Giftware product orders was principally due to the Christmas and Halloween categories. Village product orders continued to be negatively impacted by cautious buying patterns of the Village dealers and the continued attrition of these dealers.

Historically, due to the timing of wholesale trade shows early in the calendar year, the Company has received the majority of its total annual wholesale customer orders during the first quarter of each year. During the first quarter of each of the past three years, the Company has received approximately 62% to 64% of its annual wholesale orders for such year. Approximately 7% to 8% of the Company’s total annual wholesale customer orders have been cancelled in each of the last three years for a number of reasons, primarily customer credit considerations and inventory stock-outs. Orders not shipped in a particular year, net of cancellations, are carried into backlog for the following year and have historically been orders for Spring and Easter products. The Company’s backlog of wholesale customer orders was $65.1 million and $69.2 million at July 5, 2003 and July 3, 2004, respectively.

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

Item 1.       Legal Proceedings

On May 5, 2004, the Company agreed to settle tort and warranty claims it brought against a third party. Under the settlement, the Company received net cash proceeds (before income taxes) of $6,871.

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

Item 4.   Submission of Matters to a Vote of Security Holders

The following matters were submitted to a vote of security holders during the Company’s Annual Meeting of Stockholders held on May 18, 2004.

Description of Matter:

		Votes Cast For	Authority Withheld

1.	Election of Directors
	Susan E. Engel	12,124,095	261,301
	James E. Bloom	12,161,911	223,485
	Michael R. Francis	12,154,868	230,528
	Charles N. Hayssen	12,256,018	129,378
	Stewart M. Kasen	11,236,257	1,149,139
	Reatha Clark King	11,280,549	1,104,847
	Gary S. Matthews	12,161,892	223,504
	Vin Weber	11,236,149	1,149,247

		For	Against	Abstain	Broker Non-Votes
2.	Approval of 2004 Cash Incentive Plan	10,737,113	1,192,783	455,500	0
3.	Approval of 2004 Stock Incentive Plan	7,268,732	2,873,389	460,444	1,782,831
4.	Ratification of Deloitte & Touche LLP as independent accountants	12,136,364	211,043	37,989	0

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

11.1      Computation of net income per share

31.1      Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2      Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1      Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32.2      Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

(b)           Reports on Form 8-K.

The Company filed the following Current Reports on Form 8-K during the second quarter of 2004:

•      Form 8-K dated April 29, 2004 containing a Company press release and financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEPARTMENT 56, INC.

Date: August 12, 2004	/s/ Susan E. Engel
Susan E. Engel
Chairwoman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2004	/s/ Timothy J. Schugel
Timothy J. Schugel
Chief Financial Officer and Executive Vice President
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Exhibit
Number	Name

11.1	Computation of net income per share

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350