Form 10-Q
period 2004-10-02
DEPARTMENT 56 INC
filed 2004-11-08
CIK 902270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  October 2, 2004

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

As of October 29, 2004, 13,514,320 shares of the registrant’s common stock, par value $.01 per share, were outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

DEPARTMENT 56, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	OCTOBER 2, 2004	JANUARY 3, 2004	OCTOBER 4, 2003
	(UNAUDITED)		(UNAUDITED)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,277	$17,457	$1,234
Accounts receivable, net	82,977	20,999	91,205
Inventories	18,090	12,189	20,555
Other current assets	6,818	7,274	7,207
Current assets of discontinued operations	—	11,657	6,626
Total current assets	110,162	69,576	126,827

PROPERTY AND EQUIPMENT, net	16,710	17,664	17,875
GOODWILL	37,074	37,074	37,074
TRADEMARKS AND OTHER INTANGIBLES, net	14,452	14,557	14,593
OTHER ASSETS	3,190	3,433	2,814
NONCURRENT ASSETS OF DISCONTINUED OPERATIONS	—	—	9,235
	$181,588	$142,304	$208,418

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt			$22,000
Borrowings on revolving credit agreement	$15,000		41,000
Accounts payable	5,772	$6,322	5,647
Income tax payable	7,009	3,513	5,041
Other current liabilities	7,393	6,379	7,570
Current liabilities of discontinued operations	—	3,938	2,298
Total current liabilities	35,174	20,152	83,556

OTHER LIABILITIES	2,883	3,015	2,433
DEFERRED TAXES	4,754	4,841	4,515
NONCURRENT LIABILITIES OF DISCONTINUED OPERATIONS	—	—	600
STOCKHOLDERS’ EQUITY	138,777	114,296	117,314
	$181,588	$142,304	$208,418

See notes to condensed consolidated financial statements.

DEPARTMENT 56, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share amounts)

	13 WEEKS ENDED OCTOBER 2, 2004	13 WEEKS ENDED OCTOBER 4, 2003
NET SALES	$53,151	$54,631
COST OF SALES	24,659	26,204
Gross profit	28,492	28,427

OPERATING EXPENSES:
Selling, general, and administrative	14,161	14,294

OPERATING INCOME FROM CONTINUING OPERATIONS	14,331	14,133

OTHER EXPENSE (INCOME):
Interest expense	220	451
Other, net	(278)	42

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	14,389	13,640

INCOME TAX PROVISION	5,180	4,910

INCOME FROM CONTINUING OPERATIONS	9,209	8,730

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	—	(454)

NET INCOME	$9,209	$8,276

INCOME (LOSS) PER SHARE – BASIC:
INCOME PER SHARE FROM CONTINUING OPERATIONS	$0.69	$0.66
LOSS PER SHARE FROM DISCONTINUED OPERATIONS	—	(0.03)

NET INCOME PER SHARE – BASIC	$0.69	$0.63

INCOME (LOSS) PER SHARE – ASSUMING DILUTION:
INCOME PER SHARE FROM CONTINUING OPERATIONS	$0.68	$0.66
LOSS PER SHARE FROM DISCONTINUED OPERATIONS	—	(0.03)

NET INCOME PER SHARE – ASSUMING DILUTION	$0.68	$0.62

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	13,433	13,138
ASSUMING DILUTION	13,617	13,294

See notes to condensed consolidated financial statements.

DEPARTMENT 56, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share amounts)

	39 WEEKS ENDED OCTOBER 2, 2004	40 WEEKS ENDED OCTOBER 4, 2003
NET SALES	$122,376	$137,699
COST OF SALES	56,853	63,355
Gross profit	65,523	74,344

OPERATING EXPENSES:
Selling, general, and administrative	39,276	40,408

OPERATING INCOME FROM CONTINUING OPERATIONS	26,247	33,936

OTHER EXPENSE (INCOME):
Interest expense	449	1,389
Litigation settlement	(6,871)	—
Other, net	(195)	(585)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	32,864	33,132

INCOME TAX PROVISION	11,832	11,928

INCOME FROM CONTINUING OPERATIONS	21,032	21,204

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	(1,372)	(1,653)

NET INCOME	$19,660	$19,551

INCOME (LOSS) PER SHARE – BASIC:
INCOME PER SHARE FROM CONTINUING OPERATIONS	$1.58	$1.62
LOSS PER SHARE FROM DISCONTINUED OPERATIONS	(0.10)	(0.13)

NET INCOME PER SHARE – BASIC	$1.48	$1.49

INCOME (LOSS) PER SHARE – ASSUMING DILUTION:
INCOME PER SHARE FROM CONTINUING OPERATIONS	$1.56	$1.61
LOSS PER SHARE FROM DISCONTINUED OPERATIONS	(0.10)	(0.13)

NET INCOME PER SHARE – ASSUMING DILUTION	$1.46	$1.48

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	13,303	13,100
ASSUMING DILUTION	13,489	13,189

See notes to condensed consolidated financial statements.

DEPARTMENT 56, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	39 WEEKS ENDED OCTOBER 2, 2004	40 WEEKS ENDED OCTOBER 4, 2003

CASH FLOWS FROM OPERATING ACTIVITIES -
Net cash used in operating activities	$(38,695)	$(48,133)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,905)	(1,577)
Net cash used in investing activities	(1,905)	(1,577)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of common stock options	4,125	845
Purchases of treasury stock	(52)	(115)
Borrowings on revolving credit agreement	15,000	41,000
Principal payments on long-term debt	—	(32,000)
Net cash provided by financing activities	19,073	9,730

Net cash provided by discontinued operations	6,347	6,722

NET DECREASE IN CASH AND CASH EQUIVALENTS	(15,180)	(33,258)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	17,457	34,492

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,277	$1,234

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION -
Cash paid for:
Interest	$314	$1,193
Income taxes	3,929	9,433

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

The results of operations for the quarter and 39 weeks ended October 2, 2004 are not necessarily indicative of the results for the full fiscal year. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the 2003 Annual Report to Stockholders and Annual Report on Form 10-K as filed by Department 56, Inc. (the Company) with the Securities and Exchange Commission. Comprehensive income for the periods ended October 2, 2004 and October 4, 2003 was equivalent to reported net income.

Reclassifications – Certain reclassifications were made to the fiscal 2003 condensed consolidated financial statements in order to conform to the presentation of the fiscal 2004 condensed consolidated financial statements. These reclassifications had no impact on consolidated net income or retained earnings as previously reported.

2.                                      Income per Common Share

Net income per common share is calculated by dividing net income by the weighted average number of shares outstanding during the period. Net income per common share assuming dilution reflects per share amounts that would have resulted had the Company’s dilutive outstanding stock options been converted to common stock.

3.                                      Litigation Settlement

On May 5, 2004, the Company agreed to settle tort and warranty claims it brought against a third party. Under the settlement, the Company received net cash proceeds (before income taxes) of $6,871.

4.                                      Discontinued Operations

In December 2003, the Company committed to a plan to cease operations of its Geppeddo seasonal kiosk business. Geppeddo ceased operations during the first quarter of 2004, and in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company has reclassified Geppeddo’s results into discontinued operations for all periods presented. Geppeddo’s sales for the third quarter and first nine months of 2004 were $0 and $3,396, compared to $9 and $5,477 during the third quarter and first nine months of 2003, respectively.

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

			39 WEEKS	40 WEEKS
	QUARTER ENDED		ENDED	ENDED
	OCTOBER 2,	OCTOBER 4,	OCTOBER 2,	OCTOBER 4,
(In thousands, except per share amounts)	2004	2003	2004	2003
Net income:
As reported	$9,209	$8,276	$19,660	$19,551
Stock-based compensation, net of related tax effects	(194)	(379)	(1,286)	(1,522)
Pro forma	$9,015	$7,897	$18,374	$18,029

Net income per common share – basic:
As reported	$0.69	$0.63	$1.48	$1.49
Pro forma	0.67	0.60	1.38	1.37

Net income per common share – assuming dilution:
As reported	$0.68	$0.62	$1.46	$1.48
Pro forma	0.66	0.59	1.36	1.36

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

In accordance with SFAS No. 142, the Company will continue to amortize non-compete agreements (i.e. finite-lived intangible assets). Amortization of non-compete agreements for the third quarter and first nine months of 2004 was $35 and $105, compared to $35 and $108 during the third quarter and first nine months of 2003, respectively. Expected annual amortization expense for non-compete agreements recorded as of January 3, 2004 is as follows:

(In thousands)

2004	$140
2005	140
2006	140
2007	140
2008	140
Thereafter	96
$796

The above amortization expense forecast is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, impairment of intangible assets, accelerated amortization of intangible assets, and other events.

Included in Goodwill, Trademarks and Other on the Company’s condensed consolidated balance sheets as of October 2, 2004, January 3, 2004 and October 4, 2003, are the following acquired intangible assets by operating segment (net of accumulated amortization). Accumulated amortization of non-compete agreements was $2,014, $1,909 and $2,069 as of October 2, 2004, January 3, 2004 and October 4, 2003, respectively.

(In thousands)	OCTOBER 2, 2004	JANUARY 3, 2004	OCTOBER 4, 2003
WHOLESALE:
Goodwill	$37,074	$37,074	$37,074
Trademarks	13,761	13,761	13,761
Non-compete agreements	691	796	832
	$51,526	$51,631	$51,667

RETAIL:
Goodwill	$—	$—	$7,912
Trademarks	—	—	137
Non-compete agreements	—	—	167
	$—	$—	$8,216

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

			39 WEEKS	40 WEEKS
	QUARTER ENDED		ENDED	ENDED
	OCTOBER 2,	OCTOBER 4,	OCTOBER 2,	OCTOBER 4,
(In thousands)	2004	2003	2004	2003
WHOLESALE:
Village sales	$18,443	$23,352	$53,451	$68,845
Giftware sales	31,836	29,477	62,878	64,556

Net sales	$50,279	$52,829	$116,329	$133,401
Operating income from continuing operations	22,733	22,947	51,568	59,129

RETAIL:
Net sales	$2,872	$1,802	$6,047	$4,298
Operating loss from continuing operations	(420)	(421)	(2,222)	(1,986)

OTHER -
Operating loss from continuing operations	$(7,982)	$(8,393)	$(23,099)	$(23,207)

CONSOLIDATED:
Net sales	$53,151	$54,631	$122,376	$137,699
Operating income from continuing operations	14,331	14,133	26,247	33,936

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Comparison of Results of Operations for the Quarter Ended October 2, 2004 to the Quarter Ended October 4, 2003.

	QUARTER ENDED OCTOBER 2, 2004		QUARTER ENDED OCTOBER 4, 2003
(In millions)	Dollars	% of Net Sales	Dollars	% of Net Sales

Net sales	$53.2	100%	$54.6	100%

Gross profit	28.5	54	28.4	52

Selling, general, and administrative expenses	14.2	27	14.3	26

Operating income from continuing operations	14.3	27	14.1	26

Interest expense	0.2	—	0.5	1

Other expense (income), net	(0.3)	1	—	—

Income from continuing operations before income taxes	14.4	27	13.6	25

Income tax provision	5.2	10	4.9	9

Income from continuing operations	9.2	17	8.7	16

Loss from discontinued operations, net of tax	—	—	(0.5)	1

Net income	9.2	17	8.3	15

Net Sales

Net sales decreased $1.5 million, or 3%, from $54.6 million in 2003 to $53.2 in 2004. The decrease in sales was principally due to a decrease in wholesale sales to independent gift retailers (wholesale customers).

Wholesale sales decreased $2.5 million, or 5%, from $52.8 million in 2003 to $50.3 million in 2004. The decrease in wholesale sales was principally due to the lower wholesale order rate and the timing of receipt of product from overseas vendors at the Company’s distribution center. Wholesale sales of the Company’s Village Series products of $18.4 million decreased $4.9 million, or 21%, while sales of Giftware products of $31.8 million increased $2.4 million, or 8% between the two periods. Village Series products represented 44% and 37% of the Company’s wholesale sales during 2003 and 2004, respectively.

Retail sales increased $1.1 million, or 59%, from $1.8 million in 2003 to $2.9 million in 2004. The increase in retail sales was principally due to the opening of two new stores during the second half of 2003, a third new store opened during the second quarter of 2004 and increased Time to Celebrate operations. Comparable sales from the Company’s retail stores that were open more than a year increased 3%. The Company’s retail operations historically generate losses from operations in the first three quarters of the Company’s fiscal year and income from operations during the fourth quarter.

Gross Profit

Gross profit as a percentage of net sales was 52.0% and 53.6% in the third quarter of 2003 and 2004, respectively. The increase in the gross profit percentage was principally due to the increase in retail sales (which carry higher gross profit margins than wholesale sales), partially offset by the shift in the mix of wholesale product shipments.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $0.1 million, or 1%, between 2003 and 2004. The decrease in selling, general and administrative expenses in 2004 compared to 2003 was principally due to corporate-level cost reductions and lower bad debt expense, partially offset by a $0.7 million charge for severance costs related to staff reductions and an increase in retail operations.

Interest Expense

Interest expense decreased $0.2 million, or 51%, between 2003 and 2004 principally due to a decrease in the amount of debt outstanding.

Provision for Income Taxes

The effective income tax rate was 36% during the third quarter of 2003 and the third quarter of 2004.

Loss from Discontinued Operations, Net of Tax

The Company completed the closing of its Geppeddo subsidiary during the first quarter of 2004. The loss from discontinued operations, net of tax was $0.5 million in 2003.

Comparison of Results of Operations for the 39 Weeks Ended October 2, 2004 to the 40 Weeks Ended October 4, 2003.

	39 WEEKS ENDED OCTOBER 2, 2004		40 WEEKS ENDED OCTOBER 4, 2003
(In millions)	Dollars	% of Net Sales	Dollars	% of Net Sales

Net sales	$122.4	100%	$137.7	100%

Gross profit	65.5	54	74.3	54

Selling, general, and administrative expenses	39.3	32	40.4	29

Operating income from continuing operations	26.2	21	33.9	25

Interest expense	0.4	—	1.4	1

Litigation settlement	(6.9)	6	—	—

Other expense (income), net	(0.2)	—	(0.6)	—

Income from continuing operations before income taxes	32.9	27	33.1	24

Income tax provision	11.8	10	11.9	9

Income from continuing operations	21.0	17	21.2	15

Loss from discontinued operations, net of tax	(1.4)	1	(1.7)	1

Net income	19.7	16	19.6	14

Net Sales

Net sales decreased $15.3 million, or 11%, from $137.7 million in 2003 to $122.4 million in 2004. The decrease in sales was principally due to a decrease in wholesale sales to independent gift retailers (wholesale customers).

Wholesale sales decreased $17.1 million, or 13%, from $133.4 million in 2003 to $116.3 million in 2004. The decrease in wholesale sales was principally due to the lower wholesale order rate and the timing of receipt of product from overseas vendors at the Company’s distribution center. Wholesale sales of the Company’s Village Series products of $53.5 million decreased $15.4 million, or 22%, while sales of Giftware products of $62.9 million decreased $1.7 million, or 3% between the two periods. Village Series products represented 52% of the Company’s wholesale sales during 2003 versus 46% during 2004.

Retail sales increased $1.7 million, or 41%, from $4.3 million in 2003 to $6.0 million in 2004. The increase in retail sales was principally due to the opening of two new stores during the second half of 2003, a third new store opened during the second quarter of 2004 and increased Time to Celebrate operations. Comparable sales from the Company’s retail stores that were open more than a year increased 2%. The Company’s retail operations historically generate losses from operations in the first three quarters of the Company’s fiscal year and income from operations during the fourth quarter.

Gross Profit

Gross profit as a percentage of net sales was 54.0% and 53.5% in the first nine months of 2003 and 2004, respectively. The decrease in the gross profit percentage was principally due to the shift in the mix of wholesale product shipments, partially offset by the increase in retail sales (which carry higher gross profit margins).

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $1.1 million, or 3%, between 2003 and 2004. The decrease in selling, general and administrative expenses in 2004 compared to 2003 was principally due to lower commission expense as a result of lower wholesale sales and lower bad debt expense, partially offset by an increase in retail operations and the $0.7 million charge for severance costs related to staff reductions.

Interest Expense

Interest expense decreased $0.9 million, or 68%, between 2003 and 2004 principally due to a decrease in the amount of debt outstanding.

Provision for Income Taxes

The effective income tax rate was 36% during the first nine months of 2003 and the first nine months of 2004.

Loss from Discontinued Operations, Net of Tax

Loss from discontinued operations, net of tax decreased $0.3 million from $1.7 million in 2003 to $1.4 million in 2004. The Company completed the closing of its Geppeddo subsidiary during the first quarter of 2004.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows from Operations

Net cash used in operating activities decreased $9.4 million from $48.1 million in 2003 to $38.7 million in 2004 principally due to the $6.9 million net proceeds (before income taxes) received as a result of the Company’s litigation settlement (see Note 3 to the condensed consolidated financial statements) and lower inventory purchases, partially offset by decreased cash collections during 2004 as a result of lower receivable balances at the end of 2003. Accounts receivable balances were lower at the end of 2003 compared to fiscal year end 2002 principally due to five additional days of cash collections in 2003 as a result of the 2003 fiscal year ending on January 3, 2004 compared to the 2002 fiscal year ending on December 28, 2002.

Accounts receivable, net of reserves, which principally consists of wholesale trade receivables, decreased from $91.2 million at October 4, 2003 to $83.0 million at October 2, 2004.  Accounts receivable decreased principally due to reduced wholesale sales.

Inventories decreased from $20.6 million at October 4, 2003 to $18.1 million at October 2, 2004. The decrease was principally due to reduced wholesale orders, partially offset by higher retail segment inventories resulting from the addition of two new retail stores during the second half of 2003, a new retail store in the second quarter of 2004, and an increase in Time to Celebrate operations.

Because the Company’s wholesale business is not capital intensive, the Company has historically not incurred significant capital expenditures. Capital expenditures for the third quarter and first nine months of 2004 were $0.7 million and $1.9 million, respectively, compared to $0.7 million and $1.6 million in the third quarter and first nine months of 2003. The Company opened its sixth retail store during the second quarter of 2004 at the Pier 39 shopping complex in San Francisco, California. Management anticipates 2004 capital expenditures will be less than $2.5 million.

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

The Company’s strategy includes the pursuit of a significant acquisition that aligns with and complements its existing business. As a result, the Company intends to accumulate cash to help finance a potential acquisition. The Company also has the ability to use its revolving credit facility to finance an acquisition. However, depending on the size of the acquisition, the Company may have to find additional financing to complete an acquisition. In the event the Company is not able to identify an acceptable acquisition by mid-2005, the Company intends to return cash to its shareholders at that time.

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

The Company’s revolving credit facility provides for borrowings of up to $75 million, which may be in the form of letters of credit and revolving credit loans. The letters of credit are issued primarily in connection with inventory purchases. Borrowings under the credit agreement are subject to certain borrowing base limitations (as defined in the agreement). The Company’s borrowing capacity under the revolving credit facility as of October 2, 2004 was $75 million and will fluctuate during 2004 based on accounts receivable and inventory levels. The credit agreement includes restrictions as to, among other things, the amount of additional indebtedness, liens, contingent obligations, investments and dividends. Under the most restrictive of these covenants, approximately $246 million of retained earnings were restricted at October 2, 2004. The credit agreement also requires maintenance of minimum levels of interest coverage, net worth and maximum levels of leverage, in each case at the end of each fiscal quarter. None of these restrictions are expected to have a material adverse effect on the Company’s ability to operate in the future.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

The Company had open purchase orders to suppliers of $9.5 million at the end of the third quarter of 2004 compared to $9.6 million at January 3, 2004. There were no other material changes in contractual obligations from those disclosed in the Company’s 2003 Annual Report on Form 10-K.

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

The Company does not own or operate any manufacturing facilities and imports most of its products from manufacturers in the Pacific Rim, primarily the People’s Republic of China (“China”). Although the Company generally pays for its product in United States dollars, the cost of such product may fluctuate with the value of the Chinese currency because the purchase price paid to the Company’s vendors in United States dollars would be worth more or less in the Chinese currency. As a result, the Company’s costs could be adversely affected if the Chinese currency appreciates significantly relative to the United States dollar; this could result from decision by China to allow its currency to float instead of being pegged to the U.S. dollar at a fixed rate. Conversely, its costs would be favorably affected if the Chinese currency depreciates significantly relative to the United States dollar. In addition, less than 1% of the Company’s product purchases in 2003 were denominated in foreign currencies that were subject to changes in exchange rates, and the Company anticipates that such percentage will remain approximately the same during 2004. The Company currently does not use derivative instruments to manage the exchange rate risk.

EFFECT OF INFLATION

The Company continually attempts to minimize any effect of inflation on earnings by controlling its operating costs and selling prices. During the past few years, the rate of inflation has been low and has not had a material impact on the Company’s results of operations.

IMPORTS

The Company does not own or operate any manufacturing facilities and imports most of its products from manufacturers in the Pacific Rim, primarily China. The Company also imports a small percentage of its products from sources in the Philippines, India and Europe.

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

SEASONALITY AND WHOLESALE CUSTOMER ORDERS

Wholesale Customer Orders Entered (1)

(In millions)

	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Total

2002	$114	$42	$20	$2	$178
2003	104	34	22	3	163
2004	101	30	18	—	—

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

Wholesale customer orders decreased $11.1 million, or 6.9%, from $160.5 million to $149.4 million through the third quarter of 2003 and 2004, respectively. Orders for the Company’s Giftware products were up 5% while Village product orders were down 17%. Village product orders continued to be negatively impacted by cautious buying patterns of the Village dealers and the continued attrition of these dealers.

Historically, due to the timing of wholesale trade shows early in the calendar year, the Company has received the majority of its total annual wholesale customer orders during the first quarter of each year. During the first quarter of each of the past three years, the Company has received approximately 62% to 64% of its annual wholesale orders for such year. Approximately 7% to 8% of the Company’s total annual wholesale customer orders have been cancelled in each of the last three years for a number of reasons, primarily customer credit considerations and inventory stock-outs. Orders not shipped in a particular year, net of cancellations, are carried into backlog for the following year and have historically been orders for Spring and Easter products. The Company’s backlog of wholesale customer orders was $34.2 million and $36.6 million at October 4, 2003 and October 2, 2004, respectively.

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

The following documents are exhibits to this Report:

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

DEPARTMENT 56, INC.

Date:	November 8, 2004	/s/ Susan E. Engel
Susan E. Engel
Chairwoman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date:	November 8, 2004	/s/ Timothy J. Schugel
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