Form 10-K
period 2005-01-01
DEPARTMENT 56 INC
filed 2005-03-17
CIK 902270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_________________

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended January 1, 2005
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________________________ to ________________________.

Commission file number 1-11908

DEPARTMENT 56, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3684956
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

One Village Place	55344
6436 City West Parkway	(Zip Code)
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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of July 2, 2004 was $175,024,685 (based on the closing price of consolidated trading in the Common Stock on July 2, 2004, being the last trading day of the registrant’s most recently completed second fiscal quarter). For purposes of this computation, shares held by affiliates and by directors and officers of the registrant have been excluded. Such exclusion of shares held by directors and officers is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

Number of Shares of Common Stock, par value $.01 per share, outstanding as of March 8, 2005: 13,753,634.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement for the 2005 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K (the “2005 Proxy Statement”) are incorporated by reference in Part III.

ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1.   BUSINESS

General:

Department 56, Inc. and its subsidiaries (Department 56 or the Company) is a leading designer, distributor, wholesaler and retailer of fine quality collectibles and other giftware products sold through gift, home accessory and specialty retailers, department stores, and general merchandise chains, as well as through its own stores and consumer-direct home show sales business. The Company is best known for its Village Series of collectible, handcrafted, lighted ceramic and porcelain houses, buildings and related accessories in The Original Snow Village® Collection and other Village Series as well as its extensive line of holiday, special occasion and home decorative products, including its Snowbabies™ collectible porcelain figurines. The Company’s principal executive offices are located at One Village Place, 6436 City West Parkway, Eden Prairie, MN, 55344. The Company’s telephone number is (952) 944-5600.

The Company was incorporated in Delaware in 1992 to hold the equity of a Minnesota corporation formed in 1984 under the name “Department 56, Inc.,” which has since changed its name to “D 56, Inc.” and has continued as the Company’s principal operating subsidiary.

The Company seeks to grow and acquire businesses that reinforce synergies, allowing it to complement its internal product development and accelerating its penetration into new markets and new channels. Since the second quarter of fiscal year 2002, the Company has operated its Time to Celebrate™ direct selling business that reaches consumers through a network of independent sales consultants to sell giftware and home decorative products through the home show sales method. Also since 2002, the Company has sold its differentiated Village and giftware products, which were developed and distributed for the unique needs of select general merchandise chains and select specialty retail chains. The Company tailors its products, designs, packaging and prices to satisfy the varying demands of customers and consumers within each distribution channel. This focused, multi-faceted strategy is intended to position Department 56 as the premier giftware and collectibles company for the future.

The Company has two reportable segments – wholesale and retail. Although the product produced and sold for each segment is similar, the type of customer for the product and the method used to distribute the product are different. The segmentation of these operations also reflects how the Company’s chief executive officer currently reviews the results of these operations. See Note 10 within the Notes to Consolidated Financial Statements beginning on page F-19.

The Company electronically files annual, quarterly and current reports and other information with the Securities and Exchange Commission (the SEC). You may read and copy any of the information on file with the SEC at its Public Reference Room, at 450 Fifth Street, N.W., Room 1024, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. In addition, the SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

The Company makes its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, available free of charge through a direct link to the SEC on the Company’s website www.department56.com, as soon as is reasonably practicable after such material is electronically filed with or furnished to the SEC. In addition, each of the key standing committees of the Board of Directors has a charter that sets forth the committee’s role and responsibilities. All of those charters, the Company’s Corporate Governance Guidelines and the Company’s Code of Ethics and Business Conduct are available on the Company’s website and are available in print by written request directed to Corporate Secretary – Department 56, Inc., One Village Place, 6436 City West Parkway, Eden Prairie, MN 55344. The information on the Company’s website is not incorporated by reference into this annual report.

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). See “Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Statements and Factors Affecting Future Earnings” herein.

Disposition of Geppeddo Seasonal Kiosk Operations:

During 2001, the Company acquired the net assets of Axis Corporation, a privately held designer, importer and specialty retailer based in Salt Lake City, Utah. The acquired business sold dolls and doll accessories under the brand name of Geppeddo® at kiosks located in major shopping centers throughout the United States during the peak holiday shopping season. The original strategy behind the Geppeddo acquisition was to give the Company additional differentiated and branded products and access to a new channel of distribution. However, since the acquisition, the demand for porcelain dolls declined substantially. This softening combined with significantly reduced traffic at the kiosks resulted in a business model that the Company did not believe could be profitable going forward. As a result, in December 2003, the Company committed to a plan to cease operations of Geppeddo.

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company recorded Geppeddo’s results in continuing operations in 2003 and 2004 until the run-off of operations was completed in the second quarter of 2004. Upon completion of the run-off, the Geppeddo results were reclassified into discontinued operations for all periods presented. Additional information regarding the disposition of the Geppeddo seasonal kiosk operations is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations beginning on page 11 and Note 2 within the Notes to Consolidated Financial Statements beginning on page F-14.

Unless otherwise noted, the following discussion relates to operations excluding the discontinued Geppeddo seasonal kiosk operations.

Wholesale Operations:

The Company sells its products to retailers through its wholesale operations, the principal facilities of which consist of seven corporate showrooms and two independently operated wholesale showrooms covering the major giftware market areas and trade shows in the U.S. In addition, the Company from time to time attends and solicits orders at giftware trade shows in select other markets throughout the U.S. and Canada.

The Company’s domestic wholesale operations serve an extensive base of retailers, primarily consisting of approximately 12,500 independent gift retailers across the U.S. and Canada who account for approximately 85% of the Company’s wholesale sales (the Company refers to this portion of its customer base as its “Gift and Specialty” channel). Approximately 4,110 of the Company’s principal wholesale customers receive the Company’s Village Series and/or Snowbabies products (which the Company sometimes refers to as its “collectible” products and/or lines). These retailers include approximately 1,210 independently owned Club 56SM, Gold KeySM and ShowcaseSM Dealers, who receive special recognition and qualify for improved sales terms by satisfying certain volume, merchandising and/or promotional requirements. Approximately 12% of the Company’s wholesale sales are made to department stores, select general merchandise chains, and mail order houses. No single account represented more than 2% of the Company’s wholesale sales in fiscal 2004. The Company provides volume discounts to its customers on most of its products. The Company has generally had only limited sales outside the United States. International wholesale sales, which are made primarily in Canada, were approximately 4% of the Company’s wholesale sales in fiscal 2004.

Over the past five years, the Company’s principal wholesale customers have decreased in number by approximately 5,075, or 29%. Similarly, customers who sell the Company’s Village Series and/or Snowbabies products have decreased over the same period by approximately 2,220, or 35%. The Company believes the decrease in customers and related decrease in sales since 1999 is a result of the overall weakness of the Gift and Specialty channel. The Company has enacted programs to curb the decline in customers and wholesale sales experienced over the past four years including implementing new customer ordering and shipping programs, strengthening its sales organization, refining its product development process, broadening the seasonal coverage of its product lines, and pursuing alternative channels of retail distribution. Management believes that some customer attrition is likely to continue within its core Gift and Specialty channel. The Company plans to continue to seek complementary retailers and to offer differentiated product to select general merchandise retail chains in order to augment revenue and to introduce more new consumers to the Company’s products.

The Company continues to market and advertise its products to retailers principally through giftware trade shows, brochures and trade journals. The Company provides merchandising and product information to its customers distributing Village and Giftware products through its business-to-business Internet site (Web Information NetworkSM or WINSM). WIN also provides ordering, order status information and other transaction processing capabilities to its subscribers.

The Company markets to existing and potentially new consumers through brochures and point-of-sale information. In addition, the Company publishes and sells Department 56 Celebrations™, a quarterly consumer magazine, which contains product-related articles and descriptions of its product lines, and maintains an interactive consumer information center on its Internet web site (www.department56.com). Department 56 maintains a toll-free telephone line for collector and consumer questions and participates in collector conventions. The Company also extends its consumer advertising through the use of cooperative advertising with certain of its dealers using various media formats.

Retail Operations:

The Company sells its products to consumers through its retail operations, which in 2004 included six retail stores located in tourist destinations at Mall of America®, outside Minneapolis, Minnesota; Aladdin Hotel and Casino® in Las Vegas, Nevada; Downtown Disney® in Anaheim, California; Water Tower Place® in Chicago, Illinois; Florida Mall® in Orlando, Florida; and Pier 39® in San Francisco, California, which opened in June 2004.

The Company’s direct selling business, Time to Celebrate has been in operation since the second quarter of 2002. Independent Time to Celebrate sales consultants, known as Celebration Specialists, who are not agents or employees of the Company, market and distribute giftware and home decorative products to their customers principally through the home show method of direct sales. A Celebration Specialist contacts consumers, selling primarily at home-based shows using seasonal brochures and product samples. The Celebration Specialist collects payment from the consumer at the time the consumer’s order is submitted. Celebration Specialists have access to a web-based consultant care tool, allowing them to preview products, policies and procedures and to place and make payment against their orders. Orders are processed and the products are then delivered to the home show host. The host then handles delivery of the merchandise to the consumer. The Celebration Specialists are the customers of Time to Celebrate and the Company generally has no transaction or arrangement with any end user of its product beyond the consultant. Celebration Specialists are responsible for payment to the Company upon or prior to shipment, whether or not the products are delivered to an end user.

Typical characteristics of companies engaged in direct sales include a high rate of turnover among sales consultants, and a positive correlation between the number of sales consultants and revenue. For these reasons, the recruiting and training of new Time to Celebrate Celebration Specialists is expected to be continually necessary. The two primary means of obtaining new Celebration Specialists is by recruiting people who are themselves experienced with the home show sales format and through personal contacts resulting from home show activity. All of the Celebration Specialists earn a margin on their own sales and are eligible to receive bonuses from sales by Celebration Specialists they have recruited. This rewards program and development of sales leadership is an essential part of Time to Celebrate’s long-term growth strategy. At the end of 2004, there were approximately 1,000 Time to Celebrate independent Celebration Specialists located in 47 states and 19 located in Canada.

Products:

Village Series Products – Department 56 is best known for its Village Series, which includes several different series of collectible, handcrafted, lighted ceramic and porcelain houses, buildings and related accessories that depict nostalgic scenes. The Company introduces new pieces, limited edition pieces, figurines and other accessories each year to complement and provide continuity to the collections. To allow for these new introductions and to keep each series appropriately balanced, the Company has traditionally retired a number of its existing pieces from production each year. Retirement decisions are based on management’s judgment as to, among other things, expected consumer demand, whether a piece continues to fit the evolving design characteristics of a series, manufacturing considerations and, importantly, injecting an element of surprise. The Company also introduces new lighted pieces and accessories for a variety of holidays and special days, including Halloween, St. Patrick’s Day, Easter, Valentine’s Day and Fourth of July. The Company will continue to consider the introduction of new lighted pieces and accessories for other holidays and special day themes. In December 2004, the Company introduced Long-Life Cordless Lighting, a battery-powered lighting mechanism for selected Village buildings manufactured to hold the battery housing. It allows consumers to more effectively display their lighted buildings in a variety of venues such as tabletop centerpieces.

Giftware – The Company offers a wide range of other decorative giftware and home accessory items including the Company’s Snowbabies figurines; holiday and seasonal decorative items; as well as tableware. Giftware product lines are product lines developed around either a seasonal or unique design theme. The Company generally introduces new products and refines its product offerings twice a year. The Company currently maintains an aggregate of approximately 5,200 stock keeping units, of which approximately 4,500 are Giftware products. The Company continues to build its general Giftware business by developing new product lines and signing license agreements with nationally-recognized artists.

Design and Production:

Each year, the Company introduces new products in its existing product lines and also develops entirely new design and product concepts. The design and manufacture of the Company’s products are complex processes. The path from initial conception of the design idea to market introduction generally takes six to 12 months, although the Company continues to investigate processes intended to reduce this time. The Company’s Village Series products are principally composed of ceramic and porcelain clays, and the Company’s other products are designed in a variety of media, including ceramic and porcelain clays, as well as paper maché, acrylic, resin and fabric.

The Company continues to add licensed trademarks and characters to its Village and Snowbabies lines. Since 1995, the Company has entered into license agreements with the corporate owners of a variety of well-known American icons which are featured with Village buildings and as character “guests” of the Snowbabies. Adding licensed names and icons has allowed the Company to market to consumers who are enthusiasts of the licensed icons in addition to its own consumer base.

Department 56 believes that its relationships with its manufacturers, and the quality of their craftsmanship, provide a competitive advantage and are a significant contributor to the Company’s success. The Company imports most of its products from the Pacific Rim, primarily the People’s Republic of China and the Philippines. The Company also imports a small percentage of its products from India and Europe. During fiscal 2004, the Company imported products from approximately 150 independent manufacturing sources, some of which are represented by independent trading companies. The Company’s single largest manufacturing source represented approximately 30% of the Company’s imports in fiscal 2004. The Company’s emphasis on high-quality craftsmanship at affordable prices limits the sources from which the Company chooses to obtain products. The Company has long-standing relationships with the majority of its manufacturers (several for 20 years or more) and may purchase, typically on a year-to-year basis, a substantial portion of a manufacturer’s entire annual output. As a result of these relationships, the Company has experienced a low turnover of its manufacturing sources.

Distribution and Systems:

The products sold by the Company to its company-owned retail stores, its retail customers, and the Time to Celebrate Celebration Specialists in the U.S. are generally shipped by ocean freight from abroad and then by rail to the Company’s distribution center located in the Minneapolis/St. Paul metropolitan area. Certain shipments to some retail customers are sent directly to those customers. Shipments from the Company to its wholesale customers and Time to Celebrate Celebration Specialists are handled primarily by parcel post or commercial trucking lines.

The Company’s systems maintain order processing from the time a product enters the Company’s system through shipping and ultimate payment collection from its wholesale customers and Time to Celebrate Celebration Specialists. The Company also uses handheld optical scanners and bar coded labels in accepting orders at wholesale showrooms and in the field throughout the U.S. and Canada. These systems also provide a range of order and product information and ordering capabilities to customers subscribing to its WIN business-to-business site and to Time to Celebrate Celebration Specialists.

The Company’s retail systems also monitor and transmit to the Company on a daily basis the POS (point of sales) data for the Company’s owned retail stores.

Backlog and Seasonality:

The Company receives products, pays its suppliers and ships products throughout the year, although historically the majority of shipments have occurred in the second and third quarters of each year as retailers stock merchandise in anticipation of the winter holiday season. The Company continues to ship wholesale merchandise until mid-December each year. Accordingly, the Company’s wholesale backlog typically is lowest at the beginning of January. As of January 1, 2005, Department 56 had unfilled wholesale orders of approximately $3.2 million compared to $3.5 million at January 3, 2004. The entire backlog is scheduled to be shipped to customers during the 2005 fiscal year. Approximately 7% to 8% of the Company’s total annual wholesale customer orders have been cancelled in each of the last three years for a number of reasons, primarily customer credit considerations and inventory stock-outs.

Historically, due to the timing of wholesale trade shows early in the calendar year, the Company has received the majority of its total annual wholesale customer orders during the first quarter of each year. During the first quarter of each of the past three years, the Company has received approximately 63% to 67% of its annual wholesale orders for such years. The Company can experience fluctuations in quarterly sales due to the timing of receipt of product from suppliers and subsequent shipment of product from the Company to customers, as well as the timing of orders placed by customers. As a result of the Company’s sales pattern, the Company has historically recorded a substantial portion of its wholesale revenues in its second and third quarters, and the majority of its store-based retail and Time to Celebrate sales occur in the fourth quarter during the peak holiday shopping season.

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

Trademarks and Other Proprietary Rights:

The Company owns 44 U.S. trademark registrations and has pending U.S. trademark applications with respect to certain of its logos and brand names. In addition, the Company maintains selected trademarks in certain foreign countries.

Department 56 regards its trademarks and other proprietary rights as valuable assets and intends to maintain its trademarks and their registrations and vigorously defend against infringement. The U.S. registrations for the Company’s trademarks are currently scheduled to be cancelled at various times between 2005 and 2015 but can be maintained and renewed provided that the marks are still in use for the goods and services covered by such registrations. The Company has historically renewed its registered trademarks and expects to continue to renew them as business needs dictate.

Competition:

Department 56 competes generally for the discretionary income of consumers with other producers of collectibles, specialty giftware and home decorative accessory products. The collectibles area, in particular, is affected by changing consumer tastes and interests. The giftware industry is highly competitive, with a large number of both large and small participants. The Company’s competitors distribute their products through their company-owned retail stores, independent gift retailers, department stores, mass market and specialty chain stores, televised home shopping networks, Internet commerce and mail order houses, and through the home show sales method or other direct response marketing methods. The Company believes that the principal elements of competition in the specialty giftware industry are brand loyalty, design, quality, display and price. The Company believes that its competitive position is enhanced by a variety of factors, including the uniqueness, quality and enduring themes of the Company’s products, its reputation among retailers and consumers, its in-house design expertise, its sourcing and marketing capabilities, and the pricing of its products.

Imports:

The Company does not own or operate any manufacturing facilities and imports most of its products from manufacturers in the Pacific Rim, primarily the People’s Republic of China (China) and the Philippines. The Company also imports a small percentage of its products from sources in India and Europe.

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

The Company’s products are subject to customs duties and regulations pertaining to the importation of goods, including requirements for the marking of certain information regarding the country of origin on the Company’s products. In its ordinary course of business, the Company may be involved in disputes with the U.S. Bureau of Customs and Border Protection (U.S. Customs) regarding the amount of duty to be paid, the value of merchandise to be reported or other customs regulations relating to certain of the Company’s imports, which may result in the payment of additional duties and/or penalties, or which may result in the refund of duties to the Company. Since the terrorist attacks of September 11, 2001, U.S. Customs has enacted various security protocols affecting the importation of goods. Such protocols could adversely affect the speed or cost involved in the Company’s receipt of inventory from its overseas vendors.

In fiscal 2004, approximately 90% of the Company’s imports were manufactured in China, and the Company anticipates that such percentage will hold constant or increase for the foreseeable future. China has joined the World Trade Organization and been accorded permanent “Normal Trade Relations” status by the U.S. government. However, various commercial and legal practices widespread in China, including the handling of intellectual properties and certain labor practices, as well as certain political and military actions taken or suggested by China, are under review by the U.S. government. China, moreover, has been designated a Country of Particular Concern (CPC) pursuant to the International Religious Freedom Act of 1998 (IRFA). The IRFA enumerates several specific retaliatory actions that may be taken by the U.S. government, none of which the Company believes would have a material impact on its business. The IRFA, however, also accords the President broad discretion in fashioning other or additional actions and, due to the breadth of the presidential powers under the IRFA, the Company is unable to predict what, if any, action the President could take in the future.

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

Employees:

As of February 11, 2005, the Company had 303 full-time employees in the U.S., three in Canada and one in Hong Kong. Of the total workforce, approximately 47 are engaged in wholesale sales representation throughout North America and 86 are associated with the Company’s retail operations. Local Union No. 638 of the Teamsters Union represents 61 of the Company’s U.S.-based warehouse, shipping and receiving personnel under a contract that expires on December 31, 2007. The Company believes that its labor relations are good and has never experienced a work stoppage.

Executive Officers of the Registrant:

Susan E. Engel, 58, has been Chairwoman of the Board of the Company and of D 56, Inc. (the Company’s principal operating subsidiary) since September 18, 1997 and a director of the Company since February 1996. She has been Chief Executive Officer of the Company and of D 56, Inc. since November 13, 1996, and was president and Chief Operating Officer from 1994 to 1996. From 1991 until joining the Company, she was president and CEO of Champion Products, Inc., the athletic apparel division of Sara Lee Corporation. From 1977 until 1991, she was a vice president with Booz, Allen and Hamilton, heading up that company’s eastern retail practice group. She is a public company director of Wells Fargo & Company and SuperValu, Inc. She is Board President of the Guthrie Theater in Minneapolis and serves on the boards of the Minnesota Women’s Campaign Fund and the Board of Overseers of the Carlson School of Management at the University of Minnesota. She is also a member of the President’s Council of Cornell Women at Cornell University and on the Board of Advisors of the Minneapolis League of Women Voters.

Elise M. Linehan, 43, has been Executive Vice President — Product Development and Retail of the Company and D 56, Inc. since December 16, 2003. She was Senior Vice President — Retail Stores of the Company and of D 56, Inc. from January 27, 2002 to December 16, 2003. She was Vice President — Marketing of the Company and of D 56, Inc. from June 28, 2001 to January 27, 2002. She was Managing Director of Product Marketing of the Company and of D 56, Inc. from September 10, 1999 to June 28, 2001. She was Director of Product Marketing of the Company and of D 56, Inc. from July 1, 1998 until September 10, 1999.

Andrew E. Melville, 44, has been Executive Vice President — Customer Development and Time to Celebrate for the Company and D 56, Inc. since December 16, 2003. He was Executive Vice President — Sales of the Company and of D 56, Inc. from May 8, 2002 to December 16, 2003. He was Senior Vice President — Sales of the Company and of D 56, Inc. from October 11, 1999 until May 8, 2002. He was Vice President of Sales and Trade Marketing at Walt Disney Records from January 1998 to October 1999.

Michael J. Rothmeier, 55, has been Executive Vice President — Marketing and Corporate Strategy of the Company and of D 56, Inc. since March 22, 2004. From 1999 until March 22, 2004 he was a business consultant. From 1997 until 1999 he was a Senior Vice President and Relationship Manager with Bronner Slosberg Humphrey, a professional marketing services company. Prior to that time he held a number of executive positions with IDS Financial Services, Inc. (1984-1989), Fidelity Investments (1989-1992), and Fleet Financial Group/Shawmut National Corp (1992-1996). In April 2000 he agreed to settle charges brought by the SEC alleging violations of the Investment Advisers Act of 1940 pursuant to which settlement he neither admitted or denied the finding of any violations and received a nine months’ suspension from association with any investment adviser.

David H. Royer, 45, has been Vice President — Sales of the Company and of D 56, Inc. since December 16, 2003. He was Vice President — Sales Planning and Development of the Company and of D 56, Inc. from February 18, 2002 until December 16, 2003. Mr. Royer was Vice President of Sales Development at Frito-Lay, Inc. from March 2001 to February 2002. Prior to then he was Director of Sales for the Midwest North Region of Frito-Lay, Inc. from March 1997 to March 2001.

Timothy J. Schugel, 46, has been Executive Vice President and Chief Financial Officer of the Company and of D 56, Inc. since April 1, 2002. He was Senior Vice President — Sourcing Management and Production Control of the Company and of D 56, Inc. from January 29, 2001 until April 1, 2002. Mr. Schugel was Vice President of the Company and of D 56, Inc. from April 10, 1995 until January 29, 2001.

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

ITEM 2.   PROPERTIES

The Company owns or leases buildings that contain approximately 477,000 square feet of floor space, as identified in the following table. The Company’s primary corporate showroom, executive offices and creative center are located in Eden Prairie, Minnesota. The office building in Eden Prairie, Minnesota is owned by the Company and the rest of the Company’s facilities are leased.

Facility	Location	Operating Segment(s)	Lease Expiration Date	Approximate Number of Square Feet

Executive Offices, Creative Center and			Company-owned
Primary Corporate Showroom	Eden Prairie, MN	Wholesale & Retail	facility	66,400
Warehouse and Distribution Facility	Rogers, MN	Wholesale & Retail	1-31-2010	333,700
Showroom	Atlanta, GA	Wholesale	12-31-2006	12,946
Showroom	Chicago, IL	Wholesale	11-30-2006	7,480
Showroom	Dallas, TX	Wholesale	1-31-2007	9,143
Showroom	Los Angeles, CA	Wholesale	12-31-2008	6,600
Showroom	Billerica, MA	Wholesale	12-31-2014	2,515
Showroom	Columbus, OH	Wholesale	5-31-2009	2,485
Retail Store	Bloomington, MN	Retail	4-30-2009	10,200
Retail Store	Las Vegas, NV	Retail	10-31-2010	3,100
Retail Store	Anaheim, CA	Retail	3-31-2012	6,250
Retail Store	Chicago, IL	Retail	1-31-2014	3,836
Retail Store	Orlando, FL	Retail	9-15-2013	5,711
Retail Store	San Francisco, CA	Retail	3-31-2014	6,800

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s security holders during the last quarter of the year ended January 1, 2005.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS
                 AND ISSUER PURCHASES OF EQUITY SECURITIES

Department 56’s common stock trades on the New York Stock Exchange (NYSE) under the symbol “DFS.” The table below sets forth the high and low sales prices for each quarter during the last two fiscal years, as reported by the NYSE.

	High	Low

Fiscal 2004
First quarter	$16.20	$12.55
Second quarter	17.31	14.05
Third quarter	16.69	14.60
Fourth quarter	17.34	14.88

Fiscal 2003
First quarter	$13.40	$9.63
Second quarter	15.42	9.75
Third quarter	15.76	12.60
Fourth quarter	14.53	12.99

The Company has not declared or paid dividends on its common stock. The Company’s strategy includes the pursuit of a significant acquisition that aligns with and complements its existing business. As a result, the Company has accumulated cash to help finance a potential acquisition. The Company also has the ability to use its revolving credit facility to finance an acquisition. However, depending on the size of the acquisition, the Company may have to find additional financing to complete an acquisition. In the event the Company is not able to identify an acceptable acquisition by mid-2005, the Company intends to return cash to its stockholders. As a holding company, the ability of the Company to pay cash dividends will depend upon the receipt of dividends or other payments from its subsidiaries. See “Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” below with respect to restrictions under the Company’s credit agreement pertaining to its right to pay dividends.

As of March 8, 2005, the number of holders of record of the Company’s Common Stock was 790.

ITEM 6.   SELECTED FINANCIAL DATA

FIVE-YEAR SUMMARY (In thousands, except per share amounts)
YEARS ENDED JANUARY 1, 2005, JANUARY 3, 2004, DECEMBER 28, 2002,
DECEMBER 29, 2001, AND DECEMBER 30, 2000

The following selected consolidated financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements and related Notes thereto, included elsewhere herein. Fiscal year 2004, 2003, 2002 and 2001 results reflect the reclassification of Geppeddo financial results as discontinued operations.

	January 1, 2005[1]	January 3, 2004[1]	December 28, 2002[1]	December 29, 2001[1]	December 30, 2000[1]

STATEMENTS OF INCOME
Wholesale segment sales:
Village sales	$71,447	$86,592	$107,097	$110,295	$150,502
Giftware sales	81,692	80,303	73,267	70,761	80,680

	153,139	166,895	180,364	181,056	231,182
Retail segment sales	11,576	8,942	10,117	7,421	2,876

Net sales	164,715	175,837	190,481	188,477	234,058
Cost of sales	78,248	82,136	84,292	85,975	109,522

Gross profit	86,467	93,701	106,189	102,502	124,536

Operating expenses:
Selling, general and administrative	53,864	53,914	60,703	62,438	74,740
Amortization of goodwill and trademarks	—	—	—	5,149	4,912

Total operating expenses	53,864	53,914	60,703	67,587	79,652

Operating income from continuing operations	32,603	39,787	45,486	34,915	44,884

Other expense (income):
Interest expense	580	1,938	3,425	6,998	11,729
Litigation settlement[2]	(6,871)	—	(5,388)	—	—
Impairment and equity in losses
of minority investment[3]	—	—	—	3,304	427
Other, net	(414)	(906)	(349)	(659)	(809)

Income from continuing operations before
income taxes	39,308	38,755	47,798	25,272	33,537
Provision for income taxes	14,152	14,009	13,390	10,472	12,744

Income from continuing operations before
cumulative effect of change in accounting
principle	25,156	24,746	34,408	14,800	20,793
(Loss) income from discontinued operations,
net of tax[4]	(1,372)	(8,338)	(2,567)	1,162	—
Cumulative effect of change in accounting
principle[5]	—	—	(93,654)	—	—

Net income (loss)	$23,784	$16,408	$(61,813)	$15,962	$20,793

Income per share from continuing operations:
Basic	$1.89	$1.89	$2.65	$1.15	$1.47
Assuming dilution	$1.86	$1.87	$2.62	$1.15	$1.47

BALANCE SHEET DATA
Working capital	$81,461	$49,424	$60,864	$57,153	$66,248
Total assets	167,388	142,304	157,184	258,932	277,808
Total debt	—	—	54,000	85,000	105,000
Total stockholders’ equity[6]	143,757	114,296	88,607	145,855	140,575

1	The year ended January 3, 2004 is a 53-week fiscal year whereas all other fiscal years presented are 52-week periods.
2	During 2002, the Company received net proceeds (before income taxes) of $11.0 million in settlement of the Company’s litigation against a third party related to the implementation of its information systems. This recovery resulted in other income of $5.4 million and a $5.6 million reduction in net depreciable assets. During 2004, the Company received net proceeds (before income taxes) of $ 6.9 million in settlement of the Company’s litigation against a third party related to the implementation of its information systems. This recovery was recorded in other income.
3	During 2001, the Company recognized a $3.0 million impairment of the Company’s minority investment in 2-Day Designs, Inc. The impairment charge taken reduced the carrying value of the Company’s minority investment to zero.
4	In December 2003, the Company committed to a plan to cease operations of its Geppeddo seasonal kiosk business. Geppeddo ceased operations during the first quarter of 2004, and in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company has reclassified Geppeddo’s results into discontinued operations for all periods presented.
5	During 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. Upon adoption of SFAS No. 142, the Company performed impairment testing and concluded that the goodwill related to the leveraged buy-out of the Company in 1992 was impaired. As a result, the Company recognized a $93.7 million charge to write-down its goodwill.
6	The Company has not declared or paid dividends on its common stock. As a holding company, the ability of the Company to pay cash dividends will depend upon the receipt of dividends or other payments from its subsidiaries. See “Item 5. – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In millions, except per share amounts)

STRATEGIC OVERVIEW

The Company’s financial results for 2004 as well as for the prior two years were significantly impacted by fundamental changes occurring in our core Gift and Specialty account base. We continue to see substantial attrition in the Gift and Specialty channel, which accounted for over 85% of the Company’s wholesale sales in 2004. In addition to account attrition, on-going accounts have been very cautious in ordering the Company’s Village product. Largely due to this account attrition and the cautious buying of Village product from existing Gift and Specialty dealers, Village product revenue decreased 17% in 2004 which is consistent with a longer term trend. See five year Village sales trend at “Item 6. Selected Financial Data – Five Year Summary.”

In response to the changing nature of the Gift and Specialty channel, in particular how it has impacted the Company’s core Village business, the Company has continued to develop and implement a number of growth strategies designed to offset the impact of the decline in the Gift and Specialty channel and to grow both revenue and earnings in the long-term. A summary of these strategies follows:

Developing Year-Round Celebratory Products:

The Company has repositioned itself from a strong Christmas collectibles business to a company providing premier home decorative products to celebrate life’s extraordinary moments. The Company has expanded its Village lines to incorporate celebrations of all major holidays, special moments and seasons. This re-positioning strategy has also led to a strengthening, broadening and increased focus on the Company’s Giftware line with the goal of developing cohesive, multi-season product lines that will attract consumers year-round. While further progress needs to be made, the Company’s Giftware sales have demonstrated positive results. The Company’s Giftware sales, excluding its figurine business, increased 10% and 16% during 2004 and 2003, respectively.

Expand Multi-Channels of Distribution:

The continuing challenges with its core Gift and Specialty channel has led the Company to participate in more wholesale and direct channels of distribution in an effort to reach a broader base of consumers and take advantage of how and where consumers shop today. The Company has three strategic initiatives which it is pursuing:

Department 56 Retail
The Company’s initial retail strategy has been to build flagship stores showcasing the breadth of its product in high traffic locations which enjoy a balanced mix of tourist and local population traffic, and where there is no significant wholesale distribution. The Company’s retail stores have been profitable during the past three years. During 2004, the Company opened a new store in San Francisco and currently operates six stores in total. The Company plans to open another store during the latter half of 2005, although an appropriate site currently has not yet been identified.

Wholesale Channels
Although the Gift and Specialty channel will continue to be the Company’s core channel of distribution, the Company has adopted a multi-wholesale channel approach to better expose its products and make them more accessible to a broader range of consumers. New, simpler and less costly Village as well as Giftware lines are being offered to select general merchandise chains as well as select specialty retail chains. The Company plans to continue to pursue new accounts and deepen penetration in its current accounts where an opportunity exists to provide value to the consumer through branded offerings.

Time to Celebrate
Launched during 2002, Time to Celebrate is the Company’s direct sales business. Time to Celebrate uses independent Celebration Specialists to market and sell its products directly to the consumer at parties held by a host, generally in the host’s own home, with consumers the host has invited. At the end of 2004, Time to Celebrate had approximately 1,000 Celebration Specialists. Management believes this channel can add significant revenue in the future and provides an opportunity to interact closely with our Time to Celebrate customers on a long-term basis.

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

SUMMARY OF 2004 RESULTS OF OPERATIONS

• Income from continuing operations increased by 2% from $24.7 million in 2003 to $25.2 million in 2004. The increase in net income from continuing operations was principally due to the recovery of $6.9 million in net proceeds (before income taxes) from the settlement of the Company’s litigation against a third party related to the implementation of its information systems in 1999.

• Excluding the recovery from the litigation settlement, income from continuing operations decreased $4.0 million, or 16%, from $24.7 million in 2003 to $20.8 million in 2004, as shown in the table below. The decrease in net income from continuing operations was principally due to an 8% decrease in wholesale sales. The decrease in wholesale sales was due to a 17% decrease in Village product sales, partially offset by a 2% increase in Giftware product sales.

Reconciliation of Non-GAAP Financial Measure
(In millions)

	52 Weeks Ended January 1, 2005	53 Weeks Ended January 3, 2004

Income from continuing operations, net of tax (GAAP measure)	$25.2	$24.7

Litigation settlement	(6.9)	—
Income tax effect of litigation settlement	2.5	—

Income from continuing operations – excluding the litigation
settlement (non-GAAP measure)	$20.8	$24.7

Management believes the non-GAAP measure above provides useful information to investors regarding the Company’s results from continuing operations because it provides a more meaningful comparison and understanding of the Company’s operating performance for the past two periods. In addition, management will use this non-GAAP financial measure to monitor and evaluate on-going operating results. This non-GAAP measure should not be considered an alternative to income from continuing operations, which is determined in accordance with GAAP.

• In December 2003, the Company committed to a plan to cease operations of its Geppeddo seasonal kiosk business. Geppeddo ceased operations during the first quarter of 2004, and in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company has reclassified Geppeddo’s results as discontinued operations for all periods presented.

COMPARISON OF RESULTS OF CONTINUING OPERATIONS 2004 TO 2003

(In millions, except per share amounts)

The Company measures its performance through two segments – Wholesale and Retail. Net sales, gross profit, and specifically identified selling costs are measured for each segment. Expenses generally not allocated to specific operating segments are reflected in the Corporate category and represent general and administrative costs. Other components of the statement of operations which are classified below income from operations (i.e. interest expense, provision for income taxes, etc.) are not allocated by segment and are discussed separately.

	2004		2003		2002
	Dollars	% of Net Sales	Dollars	% of Net Sales	Dollars	% of Net Sales

WHOLESALE:
Village sales	$71.4	46.7%	$86.6	51.9%	$107.1	59.4%
Giftware sales	81.7	53.3	80.3	48.1	73.3	40.6

Net sales	153.1	100.0	166.9	100.0	180.4	100.0
Gross profit	79.1	51.7	88.1	52.8	99.1	54.9
Selling expenses	15.5	10.1	15.9	9.6	16.9	9.4
Income from operations	63.6	41.5	72.2	43.3	82.2	45.6

RETAIL:
Net sales	11.6	100.0	8.9	100.0	10.1	100.0
Gross profit	7.4	63.6	5.6	62.3	7.1	70.4
Selling expenses	8.2	70.7	6.4	72.0	7.6	74.8
Loss from operations	(0.8)	(7.1)	(0.9)	(9.8)	(0.5)	(4.4)

CORPORATE –
Unallocated general and administrative expenses	(30.2)		(31.5)		(36.2)

CONSOLIDATED:
Net sales	164.7	100.0	175.8	100.0	190.5	100.0
Operating income from continuing operations	32.6	19.8	39.8	22.6	45.5	23.9

Wholesale

Net sales decreased $13.8 million, or 8%, from $166.9 million in 2003 to $153.1 million in 2004. Net sales of the Company’s Village Series products decreased $15.1 million, or 17%, while sales of Giftware products increased $1.4 million, or 2%. Village Series products represented 47% of the Company’s wholesale sales during 2004 versus 52% during 2003. Village sales continued to be negatively impacted by both the cautious buying patterns of Village dealers and the continued attrition in the number of these dealers, which is a trend the Company expects to continue. See five-year Village sales trend at “Item 6. Selected Financial Data – Five-Year Summary.”

Gross profit decreased $9.0 million, or 10%, from $88.1 million in 2003 to $79.1 million in 2004. Gross profit as a percentage of sales decreased from 53% in 2003 to 52% in 2004. The decrease in gross profit dollars was principally due to the decrease in wholesale segment sales. The decrease in gross profit as a percentage of sales was due to a change in the mix of wholesale product shipments from higher margin Village product to lower margin Giftware product, partially offset by lower provisions for both excess product, and sales returns and credits.

Selling expenses decreased $0.4 million, or 3%, from $15.9 million in 2003 to $15.5 million in 2004. Selling expenses as a percentage of wholesale net sales were 10% in both 2003 and 2004. The decrease in selling expenses in dollars was due to the decrease in wholesale segment net sales.

Operating income from continuing operations decreased $8.6 million, or 12%, from $72.2 million in 2003 to $63.6 million in 2004. The decrease in operating income was principally due to the decrease in wholesale segment sales as explained above.

Retail

Net sales increased $2.6 million, or 29%, from $8.9 million in 2003 to $11.6 million in 2004. The increase in net sales was principally due to the opening of new retail stores and increased Time to Celebrate operations. Comparable store sales increased 3% in 2004. Comparable store sales represent a comparison of the sales (during the corresponding weeks of the two fiscal years compared) of the stores included in our comparable store sales base. A store first enters our comparable store sales base after completing 12 fiscal months of operations. In 2004, there were five stores included in our comparable store sales base and two of these stores were included for less than a year.

Gross profit increased $1.8 million, or 32%, from $5.6 million in 2003 to $7.4 million in 2004. Gross profit as a percentage of sales increased from 62% in 2003 to 64% in 2004. The increase in gross profit dollars was primarily due to the increase in retail segment sales. The increase in gross profit as a percentage of sales was principally due to the mix of product sales and lower markdowns.

Selling expenses increased $1.8 million, or 28%, from $6.4 million in 2003 to $8.2 million in 2004. Selling expenses as a percentage of retail net sales decreased from 72% in 2003 to 71% in 2004. The increase in selling expenses was due to the addition of two new stores in the fall of 2003 (which were open for a full year in 2004), the addition of a new store in the summer of 2004, and increased Time to Celebrate operations.

Operating loss from continuing operations decreased $0.1 million, or 5%, from $0.9 million in 2003 to $0.8 million in 2004. The decrease in loss from operations was due to the increase in retail segment sales, partially offset by the increase in selling expenses as explained above.

Corporate

General and administrative expenses decreased $1.4 million, or 4%, from $31.5 million in 2003 to $30.2 million in 2004. The decrease in general and administrative expenses was principally due to decreases in depreciation and marketing expenses of $0.9 million and $0.6 million, respectively, partially offset by the $0.7 million charge for severance costs related to staff reductions in the third quarter of 2004.

Interest Expense

Interest expense decreased $1.4 million, or 70%, between 2003 and 2004. The decrease in interest expense was principally due to lower average debt outstanding.

Litigation Settlement

During 2004, the Company received net proceeds (before income taxes) of $6.9 million in settlement of the Company’s litigation against a third party related to the implementation of its information systems. This recovery was recorded in other income.

Provision for Income Taxes

The effective income tax rate was 36% in both 2003 and 2004.

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

COMPARISON OF RESULTS OF CONTINUING OPERATIONS 2003 TO 2002

Wholesale

Net sales decreased $13.5 million, or 7%, from $180.4 million in 2002 to $166.9 million in 2003. Net sales of the Company’s Village Series products decreased $20.5 million, or 19%, while sales of Giftware products increased $7.0 million, or 10% between the two periods. Village Series products represented 52% of the Company’s wholesale segment sales during 2003 versus 59% during 2002. Village sales continued to be negatively impacted by both the cautious buying patterns of Village dealers and the continued attrition in the number of these dealers. See five-year Village sales trend at “Item 6. Selected Financial Data – Five-Year Summary.”

Gross profit decreased $10.9 million, or 11%, from $99.1 million in 2002 to $88.1 million in 2003. Gross profit as a percentage of wholesale segment sales decreased from 55% in 2002 to 53% in 2003. The decrease in gross profit dollars was due to a decrease in wholesale segment sales. The decrease in gross profit as a percentage of sales was due to a change in the mix of wholesale product shipments from higher margin Village product to lower margin Giftware product.

Selling expenses decreased $0.9 million, or 6%, from $16.9 million in 2002 to $15.9 million in 2003. Selling expenses as a percentage of wholesale segment net sales increased from 9% in 2002 to 10% in 2003. The decrease in selling expenses in dollars was due to the decrease in wholesale segment net sales.

Operating income from continuing operations decreased $10.0 million, or 12%, from $82.2 million in 2002 to $72.2 million in 2003. The decrease in operating income was principally due to the decrease in wholesale segment sales and a lower gross profit rate due to a change in product mix as noted previously.

Retail

Net sales decreased $1.2 million, or 12%, from $10.1 million in 2002 to $8.9 million in 2003. The decrease in net sales was principally due to the fact that the Company did not operate its seasonal stores beyond January 2003. The decrease in seasonal store sales was partially offset by an increase in sales at the Company’s retail stores as a result of opening two new stores in 2003 and an increase in Time to Celebrate operations. Comparable store sales in 2003 decreased 1% compared to 2002. Comparable store sales represent a comparison of the sales (during the corresponding weeks of the two fiscal years compared) of the stores included in our comparable store sales base. A store first enters our comparable store sales base after completing 12 fiscal months of operations. In 2003, there were three stores included in our comparable store sales base, all for the full year.

Gross profit decreased $1.6 million, or 22%, from $7.1 million in 2002 to $5.6 million in 2003. Gross profit as a percentage of sales decreased from 70% in 2002 to 62% in 2003. The decrease in gross profit dollars was due to the decrease in seasonal store sales. The decrease in gross profit as a percentage of sales was principally due to the liquidation of seasonal store inventory in January 2003 as a result of the Company’s decision to stop operating seasonal stores and increased Time to Celebrate operations (which carry lower gross profit rates than the Company’s retail stores).

Selling expenses decreased $1.1 million, or 15%, from $7.6 million in 2002 to $6.4 million in 2003. Selling expenses as a percentage of retail segment net sales decreased from 75% in 2002 to 72% in 2003. The decrease in selling expenses in dollars was due to lower seasonal store expense because the seasonal stores were not operated beyond January 2003. This decrease in seasonal store expenses was partially offset by the opening of two new retail stores in the fall of 2003 and increased Time to Celebrate operations.

Operating loss from continuing operations increased $0.4 million, or 95%, from a loss of $0.5 million in 2002 to a loss of $0.9 million in 2003. The increased operating loss was principally due to larger losses from the Time to Celebrate business. Time to Celebrate was in operation for all of 2003 compared to approximately four months in 2002 (its first year of operations).

Corporate

General and administrative expenses decreased $4.7 million, or 13%, from $36.2 million in 2002 to $31.5 million in 2003. The decrease in general and administrative expenses was principally due to a decrease in incentive compensation of $3.4 million and a decrease in marketing expense of $0.7 million.

Interest Expense

Interest expense decreased $1.5 million, or 43%, between 2002 and 2003. The decrease in interest expense resulted from a lower interest rate environment, as well as a decrease in the amount of debt outstanding. The Company paid off its remaining long term debt of $54 million during 2003.

Litigation Settlement

During 2002, the Company received net proceeds (before income taxes) of $11.0 million in settlement of the Company’s litigation against Arthur Andersen LLP and Andersen Worldwide Société Coopérative concerning implementation of its information systems. This recovery resulted in other income of $5.4 million and a $5.6 million reduction in net depreciable assets.

Provision for Income Taxes

The effective income tax rate was 27% and 36% during 2002 and 2003, respectively. The lower effective income tax rate in 2002 was due to a $3.5 million reversal of prior year tax accruals that were no longer needed. Excluding this reversal, the effective income tax rate was 36% in 2002.

SEASONALITY

Historically, due to the timing of wholesale trade shows early in the calendar year, the Company has received the majority of its total annual wholesale customer orders during the first quarter of each year. The Company entered 67% and 63% of its total net annual wholesale customer orders during the first quarter of 2004 and 2003, respectively. Cancellations of total annual wholesale customer orders were 8% in 2004 and 7% in 2003. Orders not shipped in a particular year, net of cancellations, are carried into backlog for the following year and have historically been orders for Spring and Easter products. The Company’s backlog of wholesale customer orders was $3.2 million and $3.5 million at January 1, 2005 and January 3, 2004, respectively.

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

(In millions, except per share amounts)
	2004					2003
	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	Total	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	Total

Wholesale customer
orders entered[1]	$101.0	$29.6	$18.8	$2.2	$151.6	$103.6	34.5	$22.4	$2.9	$163.4
Net sales – wholesale	18.7	47.3	50.3	36.8	153.1	28.1	52.4	52.8	33.5	166.9
Net sales – retail	1.5	1.7	2.9	5.5	11.6	1.4	1.1	1.8	4.6	8.9
Net sales – total	20.2	49.0	53.2	42.3	164.7	29.5	53.5	54.6	38.1	175.8
Gross profit	10.5	26.5	28.5	21.0	86.5	15.8	30.1	28.4	19.4	93.7
Income (loss) from continuing
operations	(1.5)	13.3	9.2	4.1	25.2	1.1	11.3	8.7	3.6	24.7
Net income (loss)	(3.0)	13.4	9.2	4.1	23.8	0.3	11.0	8.3	(3.1)	16.4
Income (loss) from continuing
operations per share assuming
dilution	(0.11)	0.98	0.68	0.30	1.86	0.09	0.86	0.66	0.27	1.87
Net income (loss) per common
share assuming dilution	(0.22)	0.99	0.68	0.30	1.76	0.02	0.84	0.62	(0.24)	1.24

[1]	Customer orders entered are orders received and approved by the Company, net of any cancellation for various reasons including credit considerations, inventory stock-outs, and customer requests. Customer orders entered do not include freight and other revenue adjustments, which are included in net sales. Additionally, wholesale customer orders entered exclude orders from Company-operated retail stores.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows from Operations

Net cash provided by operating activities decreased $15.1 million, or 45%, from $33.7 million in 2003 to $18.6 million in 2004. The decrease was principally due to lower cash collections, partially offset by lower payments for inventory. Cash collections were lower in 2004 principally due to lower net sales and higher accounts receivable balances at the end of the year. Accounts receivable balances were higher at the end of 2004 due to shipping product later in the year compared to 2003 and due to two less days of cash collections in 2004 as a result of the 2004 fiscal year ending on January 1, 2005 compared to the 2003 fiscal year ending on January 3, 2004. Inventory payments were lower in 2004 due to the decrease in net sales.

Accounts receivable, net of reserves, which principally consists of wholesale trade receivables, increased by 36%, from $21.0 million at January 3, 2004 to $28.5 million at January 1, 2005 due to the reasons described above. Management believes there is adequate provision for any doubtful accounts receivable and product claims that may arise.

Because the Company’s wholesale business is not capital intensive, the Company has historically not incurred significant capital expenditures. Capital expenditures for the retail business were $1.0 million, $1.9 million, and $0.5 million in 2004, 2003 and 2002, respectively. Other capital expenditures were $1.2 million, $0.6 million and $1.2 million in 2004, 2003 and 2002, respectively.

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

The Company’s strategy includes the pursuit of a significant acquisition that aligns with and complements its existing business. As a result, the Company has accumulated cash to help finance a potential acquisition. The Company also has the ability to use its revolving credit facility to finance an acquisition. However, depending on the size of the acquisition, the Company may have to find additional financing to complete an acquisition. In the event the Company is not able to identify an acceptable acquisition by mid-2005, the Company intends to return cash to its stockholders.

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

In November 2003, the Company entered into a new three-year credit agreement. In connection therewith, the Company recorded $0.2 million in deferred financing fees, which are being amortized over the life of the credit agreement. The Company used the new credit facility to refinance the remaining term and revolving loans under its former credit agreement. As of January 1, 2005, no revolving loans were outstanding under the new credit agreement. The credit agreement expires November 26, 2006.

The revolving credit facility provides for borrowings of up to $75 million, which may be in the form of letters of credit and revolving credit loans. The letters of credit are issued primarily in connection with inventory purchases. The revolving credit facility includes an annual clean-down provision whereby the Company’s outstanding revolving credit loans and letters of credit may not exceed an aggregate of $30 million during any one 30-consecutive-day period beginning November 1 and ending March 31 of the following year. Borrowings under the credit agreement are subject to certain borrowing base limitations (as defined in the agreement). The Company’s borrowing capacity under the revolving credit facility as of January 1, 2005 was $75 million and will fluctuate during 2005 based on accounts receivable and inventory levels. The revolving line of credit provides for commitment fees of 0.20% to 0.375% per annum on the daily average of the unused commitment.

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

The credit agreement includes restrictions as to, among other things, the amount of additional indebtedness, liens, contingent obligations, investments and dividends. Under the most restrictive of these covenants, approximately $246 million of retained earnings were restricted at January 1, 2005. The credit agreement also requires maintenance of minimum levels of interest coverage, net worth and maximum levels of leverage, in each case at the end of each fiscal quarter. None of these restrictions are expected to have a material adverse effect on the Company’s ability to operate in the future.

The Company has pledged the common stock of certain of its subsidiaries, direct and indirect, as collateral under the credit agreement, and certain of its subsidiaries, direct and indirect, have guaranteed repayment of amounts borrowed under the credit agreement.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

As of January 1, 2005, the Company is obligated to make cash payments in connection with its operating leases, purchase obligations, and royalty guarantees in the amounts listed below. The Company does not have any long-term debt or capital lease obligations. The Company has no off-balance sheet debt or other unrecorded obligations other than the items noted in the following table:

(In thousands)
	Payments Due
	Operating Leases	Purchase Commitments[1]	Royalty Guarantees[2]	Total

2005	$3,956	$8,268	$724	$12,948
2006	3,998	—	471	4,469
2007	3,129	—	168	3,297
2008	3,134	—	—	3,134
2009	2,861	—	—	2,861
Thereafter	4,269	—	—	4,269

	$21,347	$8,268	$1,363	$30,978

[1]	The Company is committed to pay suppliers of Village and Giftware product under the terms of open purchase orders issued in the normal course of business.
[2]	The Company is committed to pay licensors under the terms of license agreements entered into in the normal course of business.

See Note 7 to the Consolidated Financial Statements for a discussion of the Company’s deferred compensation obligation.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

Management believes the following critical accounting policies require the most difficult, subjective or complex judgments about matters that are inherently uncertain and are therefore particularly important to an understanding of our results of operations and financial position:

Sales Returns and Credits – An allowance is established for credits related to possible returned or damaged product, pricing and shipping discrepancies. The amount of the allowance is based on historical ratios of credits to sales, the historical average length of time between the sale and the credit, and other factors. Changes in customers’ behavior versus historical experience, changes in product damage or defect rates, or changes in the Company’s return policies are among the factors that would result in materially different amounts for this item. Based on 2004 sales returns and credits, a 10% increase or decrease in sales returns and credits would have had an impact of approximately $0.5 million.

Inventory Valuation – Inventory is valued at the lower of cost or net realizable value. The amount is determined by analyzing historical and projected sales information, plans for discontinued products and other factors. The Company procures product based on forecasted sales volume. If actual sales were significantly lower than forecasted sales due to unexpected economic or competitive conditions, it could result in materially higher surplus and discontinued inventories. Based on 2004 inventory write-downs, a 10% increase or decrease in inventory write-downs would have had an impact of less than $0.3 million.

Allowance for Doubtful Accounts – An allowance is established for estimated uncollectible accounts receivable. The required allowance is determined by reviewing each significant customer account and making estimates of amounts that may be uncollectible. Factors considered in determining the amount of the reserve include the age of the receivable, the financial condition of the customer, general business, economic and political conditions, and other relevant facts and circumstances. Additionally, since the majority of the Company’s wholesale sales have dating terms which come due in November and December, the Company does not have visibility into overdue balances for most of its wholesale customers until the fourth quarter of its fiscal year. Due to the seasonality of the Company’s business, the extended dating terms provided to customers and the relative size of accounts receivable balances at year end, it is not uncommon for the Company to experience fluctuations in the provision for bad debt expense from quarter to quarter as the Company refines its estimate. Unexpected changes in the aforementioned factors would result in materially different amounts for this item. In addition, results could be materially different if economic conditions worsened for the Company’s customers. Based on 2004 bad debt write-offs, a 10% increase or decrease in bad debt write-offs would have had an impact of less than $0.3 million.

Valuation of Long-Lived Assets – Long-lived assets on the Company’s consolidated balance sheet consist primarily of property and equipment. The Company periodically reviews the carrying value of these assets based, in part, upon projections of anticipated undiscounted cash flows. Management undertakes this review when facts and circumstances suggest that cash flows emanating from those assets may be diminished. Any impairment charge recorded reduces earnings. While the Company believes future estimates are reasonable, different assumptions regarding items such as future cash flows and the volatility inherent in markets the Company operates could affect evaluations and result in impairment charges against the carrying value of those assets.

Valuation of Goodwill, Trademarks and Other Intangible Assets – The Company evaluates goodwill, trademarks and other intangible assets on a periodic basis. This evaluation relies on assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or related assumptions change, the Company may be required to recognize impairment charges. Effective at the beginning of fiscal year 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, which requires that goodwill and intangible assets with indefinite lives no longer be amortized, but instead tested for impairment annually. Upon adoption of SFAS No. 142, the Company performed impairment testing and concluded that goodwill related to the wholesale operating segment was impaired and recorded a $93.7 million charge to write-down its goodwill. This impairment was recorded as a cumulative effect of a change in accounting principle and therefore did not impact fiscal 2002 operating income. Additionally, the Company determined that its trademarks are indefinite-lived intangible assets and ceased amortization. Intangible assets associated with non-compete agreements are amortized over the life of the agreement and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

The Company completed its impairment analyses for 2004 and found no indication of impairment of its recorded goodwill, trademarks and other intangible assets. Additional write-downs of intangible assets may be required if future valuations do not support current carrying value.

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

FOREIGN EXCHANGE

Approximately 96% of the Company’s sales in 2004 were denominated in United States dollars and, as a result, were not subject to changes in exchange rates. Approximately 4% of the Company’s sales were denominated in foreign currencies that were subject to changes in exchange rates. At this time, the Company does not use derivative instruments to manage the exchange rate risk.

The Company imports its product from manufacturers located in the Pacific Rim, principally China. Although the Company generally pays for its product in United States dollars, the cost of such product may fluctuate with the value of the Chinese currency because the purchase price paid to the Company’s vendors in United States dollars would be worth more or less in the Chinese currency. As a result, the Company’s costs could be adversely affected if the Chinese currency appreciates significantly relative to the United States dollar; this could result from a decision by the People’s Republic of China to allow its currency to float instead of being pegged to the U.S. dollar at a fixed rate. Conversely, the Company’s costs would be favorably affected if the Chinese currency depreciates significantly relative to the United States dollar. In addition, less than 1% of the Company’s product purchases in 2004 were denominated in foreign currencies that were subject to changes in exchange rates. During 2004, the Company did not use derivative instruments to manage the exchange rate risk.

See also “Item 1. Business – Imports.”

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

Such forward-looking statements are inherently uncertain, and you must recognize that actual results may differ materially from forward-looking statements as a result of a variety of factors, including, without limitation, those discussed below. Such forward-looking statements are based on management’s current expectations and include known and unknown risks, uncertainties and other factors, many of which the Company is unable to predict or control, that may cause the Company’s actual results or performance to differ materially from any future results or performance expressed or implied by such forward-looking statements. These statements involve risks, uncertainties and other factors discussed below or described from time to time in the Company’s filings with the SEC.

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

The Company’s market risks relate primarily to changes in interest rates and currency exchange rates. The first component of the Company’s interest rate risk relates to its debt outstanding. The Company’s credit facility bears interest at variable rates. Because this facility carries a variable interest rate, the Company’s results of operations and cash flows will be exposed to changes in interest rates. Based on average borrowings in 2004, a 1% increase or decrease in current market interest rates would have an impact of approximately $0.2 million.

The second component of the Company’s interest rate risk involves the short-term investment of excess cash. Excess cash flow is typically invested in high-quality fixed income securities issued by banks, corporations and the U.S. government; municipal securities; and overnight repurchase agreements backed by U.S. government securities. These securities are classified as cash equivalents on the Company’s balance sheet. At January 1, 2005, the Company’s cash balance was approximately $44.9 million. Earnings from cash equivalents were approximately $0.2 million for the fifty-two weeks ended January 1, 2005. Based on the January 1, 2005 cash balance, a 1% increase or decrease in current market interest rates would have an impact of approximately $0.4 million.

Approximately 4% of the Company’s wholesale sales and less than 1% of the Company’s product purchases in fiscal year 2004 were denominated in a foreign currency. Based on these sales and product purchases, a 10% increase or decrease in the foreign currency exchange rates would have an impact of less than $1 million.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Consolidated Financial Statements on page F-1 and quarterly data under the caption “Seasonality” within Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, the “Exchange Act”). Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that those disclosure controls and procedures were adequately designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

Management’s Report on Internal Control over Financial Reporting

Management’s Report on Internal Control over Financial Reporting on Page F-1 of this 2004 Annual Report on Form 10-K is incorporated herein by reference.

Report of Independent Registered Public Accounting Firm

The Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting on page F-2 of this 2004 Annual Report on Form 10-K is incorporated herein by reference.

Changes in Internal Control over Financial Reporting

During the fourth quarter, there has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

On November 9, 2004, the Company entered into a Separation Agreement and General Release with David H. Weiser, the Company’s former Senior Vice President – Legal/Human Resources, General Counsel and Secretary. A copy of the agreement is filed as Exhibit 10.21 to this Annual Report on Form 10-K and is incorporated herein by reference.

On April 23, 1997, the Company entered into a Rights Agreement with ChaseMellon Shareholder Services, L.L.C. (as Rights Agent). Such agreement was subsequently amended as of March 13, 1998 and February 25, 1999 (as amended, the “1997 Rights Agreement”). Subsequent to the end of the Company’s 2004 fiscal year and in connection with the Company’s change in transfer agents, the Company terminated the 1997 Rights Agreement in accordance with its terms on March 11, 2005, and entered into a Letter Agreement with Wells Fargo Bank N.A. (as Rights Agent) on March 14, 2005, pursuant to which Wells Fargo Bank N.A. adopted the 1997 Rights Agreement in its entirety (as so adopted, the “2005 Rights Agreement”). The material terms of the 2005 Rights Agreement are substantially identical to the material terms of the 1997 Rights Agreement. A summary of the material terms of the 2005 Rights Agreement is contained in the Company’s (1) Registration Statement on Form 8-A, dated April 23, 1997, (2) Amendment No. 2, dated March 16, 1998, to Registration Statement on Form 8-A, dated April 23, 1997, and (3) Current Report on Form 8-K dated February 26, 1999. A copy of the 2005 Rights Agreement is filed as Exhibits 4.2 through 4.5 to this Annual Report on Form 10-K and is incorporated herein by reference.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Board of Directors

SUSAN E. ENGEL serves as Chairwoman of the Board. See Ms. Engel’s biographical information at, “Item 1 – Executive Officers of the Registrant.”

JAMES E. BLOOM, 62, has been a director of the Company since November 2001. Mr. Bloom has been a business consultant with Bloom Consulting, Inc. since July 2001. Prior to July 2001, he was Vice President — Sales & Marketing with Charter Systems LLC, a software developer of business communications solutions for the telecommunications industry, from January 1995 to June 2001.

MICHAEL R. FRANCIS, 42, has been a director of the Company since July 2001. Mr. Francis has been Executive Vice President — Marketing of Target Corporation, an operator of largestore general merchandise formats, as well as a direct mail and on-line business, since February 2003. Prior to February 2003, Mr. Francis was Senior Vice President — Marketing of Target Corporation since January 2001 and Senior Vice President, Marketing and Visual Presentation of its department stores division since December 1994. Mr. Francis is a public company director of Piper Jaffray Companies.

CHARLES N. HAYSSEN, 54, has been a director of the Company since March 26, 2004. Mr. Hayssen has been Chief Operating Officer of AllOver Media, Inc., an out-of-home media company, since August, 2004. Mr. Hayssen was a private investor from April 2004 to August 2004 and Chief Operating Officer of ThinkEquity Partners LLC, an equity capital markets firm from September 2002 to April 2004. Prior to September 2002, he was a private investor from November 2001 to September 2002 and Chief Financial Officer of Access Cash International L.L.C. from February 2000 to November 2001. Previously, Mr. Hayssen held a number of positions over a nineteen-year career with Piper Jaffray Companies Inc. including three years as Chief Information Officer, two years as Chief Operating Officer of Piper Capital Management and eight years as Chief Financial Officer.

STEWART M. KASEN, 65, has been a director of the Company since December 2000. Mr. Kasen has been President of S&K Famous Brands, Inc., a retailer of menswear, since April 2002. He was President of Schwarzschild Jewelers, a retail jewelry chain, from September 2001 to April 2002. From October 1999 until September 2001, Mr. Kasen was a consultant to the retail industry and a private investor. He was Chairman, President and Chief Executive Officer of Factory Card Outlet Corp., a specialty retailer, from May 1998 until October 1999. Mr. Kasen is a public company director of S&K Famous Brands, Inc., K2, Inc., Markel Corp., and Singer Co.

REATHA CLARK KING, 66, has been a director of the Company since May 2002. Dr. King was President and Executive Director, General Mills Foundation from November 1988 until May 2002, and served as Chairperson of the Foundation’s Board of Trustees from May 2002 until June 2003. She performs consulting work in organizational governance and philanthropic programs. Prior to joining General Mills Foundation, Dr. King held a variety of scientific and educational positions. She is a public company director of Exxon Mobil Corporation and Wells Fargo & Co. She is a former director of H. B. Fuller Company and Minnesota Life Insurance Company.

GARY S. MATTHEWS, 47, has been a director of the Company since September 1997. Mr. Matthews was President of Bristol Myers Squibb Worldwide Consumer Medicines, a major producer and distributor of medicines, from December 2001 until January 2005. From 1999 to 2001 he was President and Chief Executive Officer and a director of Derby Cycle Corporation, a leading bicycle designer, manufacturer and marketer. Prior to 1999, Mr. Matthews was Managing Director of Guinness Great Britain, the U.K. subsidiary of Diageo PLC.

VIN WEBER, 52, has been a director of the Company since February 1993. Mr. Weber served in the United States House of Representatives from 1981 to 1993, representing Minnesota’s 2nd Congressional District. Since 1994, Mr. Weber has been a Partner of Clark & Weinstock, Inc., providing strategic advice to institutions interested in issues before the legislative and executive branches of the federal government. Mr. Weber is Chairman of the National Endowment for Democracy, a private, nonprofit organization created in 1983 to strengthen democratic institutions around the world through nongovernmental efforts. He was co-director of the Domestic Policy Project of the Aspen Institute and currently serves as a full Trustee for the Institute. He also is a fellow at the Humphrey Institute at the University of Minnesota, where he is a co-director of the Policy Forum (formerly the Mondale Forum). Mr. Weber is a board member of several private sector and non-profit organizations, including ITT Educational Services, the German Marshall Fund and The Council on Foreign Relations.

See also, “Item 1 – Executive Officers of the Registrant.”

Compliance with Section 16(a) of the Exchange Act

Information required by this Item will be included in the 2005 Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance,” and such information is incorporated herein by reference.

Audit Committee Members and Audit Committee Financial Expert

The information under the heading “Meetings and Committees of the Board” of the Company’s Proxy Statement is incorporated herein by reference.

Corporate Governance Guidelines, Committee Charters and Code of Ethics

The Company has adopted Corporate Governance Guidelines and Charters for the Audit, Governance, and Management Organization and Compensation Committees. The Company also has in place a Code of Ethics and Business Conduct that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer, all officers, directors, and employees of the Company and all of its subsidiaries. The Corporate Governance Guidelines, Committee Charters, and Code of Ethics and Business Conduct, with any amendments or waivers thereto, may be accessed free of charge by visiting the Department 56 website at www.department56.com. Copies of these documents are also available in print by written request directed to Corporate Secretary – Department 56, Inc., One Village Place, 6436 City West Parkway, Eden Prairie, MN 55344.

The Company intends to post on its website any amendment to, or waiver from, a provision of the Code of Ethics and Business Conduct that applies to its principal executive officer, principal financial officer, principal accounting officer, and other persons performing similar functions, in accordance with the rules of the Securities and Exchange Commission and the New York Stock Exchange.

Certifications

The certifications of the Chief Executive Officer and the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002, regarding the quality of the Company’s disclosure in this Annual Report on Form 10-K, have been filed as exhibits 31.1 and 31.2 to this 2004 Annual Report on Form 10-K. The Company’s Annual CEO Certification as required by NYSE Rule 303A.12(a) has been submitted to the New York Stock Exchange.

ITEM 11.   EXECUTIVE COMPENSATION

Information required by this Item will be included in the 2005 Proxy Statement in the sections captioned “Information about the Board and Corporate Governance — Director Compensation,” and “Compensation of Executive Officers,” and such information, except for the information under the section captioned, “Performance Graph,” is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                    MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item will be included in the 2005 Proxy Statement in the section captioned “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management,” and such information is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item will be included in the 2005 Proxy Statement in the sections captioned “Fees for Services Provided by Independent Auditor” and “Pre-Approval Policy for Services of Independent Auditor,” and such information is incorporated herein by reference.

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

The Exhibits, and other documents filed as part of this Annual Report on Form 10-K, including those exhibits which are incorporated by reference herein, are:

Page

1.	Financial Statements
	Management’s Report on Internal Control over Financial Reporting	F-1
	Report of Independent Registered Public Accounting Firm - Internal Control over Financial Reporting	F-2
	Report of Independent Registered Public Accounting Firm - Consolidated Financial Statements	F-4
	Consolidated Balance Sheets as of January 1, 2005 and January 3, 2004	F-5
For the years ended January 1, 2005, January 3, 2004, and December 28, 2002:
	Consolidated Statements of Income	F-6
	Consolidated Statements of Cash Flows	F-7
	Consolidated Statements of Stockholders’ Equity	F-8
	Notes to Consolidated Financial Statements	F-9
2.	Financial Statement Schedule
	II. Valuation and Qualifying Accounts	S-1
All other schedules have been omitted because they are not applicable.
3.	Exhibits
Exhibits required in connection with this Annual Report on Form 10-K are listed below.

Exhibit	Description

3.1	Restated Certificate of Incorporation of the Company. (Incorporated herein by reference to Exhibit 3.1 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 3, 1993. SEC File No. 1-11908.)
3.2	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of the Company. (Incorporated herein by reference to Exhibit 1.1 of Registrant’s Amendment No. 1, dated May 12, 1997, to Registration Statement on Form 8-A, dated April 23, 1997. SEC File No. 1-11908.)
3.3	Restated By-Laws of the Company. (Incorporated herein by reference to Exhibit 3.2 of Registrant’s Registration Statement on Form S-1, No. 33-61514 and to Exhibits 1 and 2 of Registrant’s Current Report on Form 8-K dated February 15, 1996. SEC File No. 1-11908.)
4.1	Specimen Form of Company’s Common Stock Certificate. (Incorporated herein by reference to Exhibit 4.1 of Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994. SEC File No. 1-11908.)
4.2	Rights Agreement (including Exhibits A, B and C thereto) dated as of April 23, 1997, between the Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent. (Incorporated herein by reference to Exhibit 1 of Registrant’s Registration Statement on Form 8-A, dated April 23, 1997. SEC File No. 1-11908.)
4.3	First Amendment dated as of March 13, 1998, to Rights Agreement between the Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent. (Incorporated herein by reference to Exhibit 1 to Registrant’s Amendment No. 2, dated March 16, 1998, to Registration Statement on Form 8-A, dated April 23, 1997. SEC File No. 1-11908.)
4.4	Amendment No. 2 to Rights Agreement, dated as of February 25, 1999, between the Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent. (Incorporated herein by reference to Exhibit 99.2 of Registrant’s Current Report on Form 8-K dated February 26, 1999. SEC File No. 1-11908.)
4.5	Letter Agreement Adopting the Rights Agreement, dated as of March 14, 2005, between the Company and Wells Fargo Shareholder Services, as Rights Agent. *
10.1	Lease Agreement dated April 14, 1999 between D 56, Inc. and Ryan Companies US, Inc. pertaining to the Rogers warehouse and distribution facility. (Incorporated herein by reference to Exhibit 10.4 of Registrant’s Annual Report on Form 10-K for the fiscal year ended January 1, 2000. SEC File No. 1-11908.)
10.2	Guaranty of Lease dated April 14, 1999 between the Company and Ryan Companies US, Inc. pertaining to the Rogers warehouse and distribution facility. (Incorporated herein by reference to Exhibit 10.5 of Registrant’s Annual Report on Form 10-K for the fiscal year ended January 1, 2000. SEC File No. 1-11908.)
10.3	First Amendment to Lease Agreement between D 56, Inc. and Ryan Companies US, Inc. pertaining to the Rogers warehouse and distribution facility, dated April 28, 2000. *
10.4	Second Amendment to Lease Agreement between D 56, Inc. and Ryan Companies US, Inc. pertaining to the Rogers warehouse and distribution facility, dated January 23, 2003. *
10.5	Credit Agreement, dated as of November 25, 2003 among the Company, the Bank parties thereto and Bank One NA as LC Issuer, Swing Line Lender and as Administrative Agent. (Incorporated herein by reference to Exhibit 10.1 of Registrant’s 8-K filed on December 1, 2003. SEC File No. 1-11908.)

10.6	Guarantee and Collateral Assignment, dated as of November 25, 2003, by the Company and certain of its direct or indirect subsidiaries in favor of Bank One, NA (Incorporated herein by reference to Exhibit 10.2 of Registrant’s 8-K filed on December 1, 2003. SEC File No. 1-11908.)
10.7	Form of Indemnification Agreement between the Company and its directors and executive officers. (Incorporated herein by reference to Exhibit 10.24 of Registrant’s Registration Statement on Form S-1, No. 33-61514.)
10.8	Department 56, Inc. 1992 Stock Option Plan. (Incorporated herein by reference to Exhibit 10.1 of Registrant’s Registration Statement on Form S-1, No. 33-61514.) †
10.9	Department 56, Inc. 1993 Stock Incentive Plan. (Incorporated herein by reference to Exhibit 10.10 of Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2001. SEC File No. 1-11908.) †
10.10	Department 56, Inc. 1995 Stock Incentive Plan. (Incorporated herein by reference to Exhibit 10.11 of Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2001. SEC File No. 1-11908.) †
10.11	Department 56, Inc. 1997 Stock Incentive Plan. (Incorporated herein by reference to Exhibit 10.12 of Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2001. SEC File No. 1-11908.) †
10.12	Department 56, Inc. 2004 Cash Incentive Plan. (Incorporated herein by reference to Exhibit 10.10 of Registrant’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004. SEC File No. 1-11908.) †
10.13	Department 56, Inc. 2004 Stock Incentive Plan. (Incorporated herein by reference to Exhibit 10.11 of Registrant’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004. SEC File No. 1-11908.) †
10.14	Form of Executive Stock Option Agreement in connection with Department 56, Inc. 1992 Stock Option Plan, Department 56, Inc. 1993 Stock Incentive Plan, Department 56, Inc. 1995 Stock Incentive Plan, and Department 56, Inc. 1997 Stock Incentive Plan. (Incorporated herein by reference to Exhibit 10.13 of Registrant’s Annual Report on Form 10-K for the fiscal year ended January 1, 2000. SEC File No. 1-11908.) †
10.15	Form of Performance – Accelerated Vesting Stock Option Agreement in connection with Department 56, Inc. 1993, 1995 and 1997 Stock Incentive Plans. (Incorporated herein by reference to Exhibit 10.14 of Registrant’s Annual Report on Form 10-K for the fiscal year ended January 1, 2000. SEC File No. 1-11908.) †
10.16	Forms of Letter Agreement between the Company and its executive officers. (Incorporated herein by reference to Exhibit
10.14 of Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002. SEC File No. 1-11908.)†
10.17	Form of Department 56, Inc. Restricted Stock Agreement. (Incorporated herein by reference to Exhibit 10.16 of Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2001. SEC File No. 1-11908.) †
10.18	Form of Department 56, Inc. 2001 Non-Officer Stock Option Plan. (Incorporated herein by reference to Exhibit 10.17 of Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2001. SEC File No. 1-11908.) †
10.19	Asset Purchase Agreement By and Among Department 56, Inc., Axis Holdings Corporation, Axis Corporation, All Shareholders of Axis Corporation, and Kirk Willey in the Capacity of Shareholders’ Representative. (Incorporated herein by reference to Exhibit 10.19 of Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2001. SEC File No. 1-11908.) †
10.20	Letter Agreement between Department 56, Inc. and David Dewey, dated December 15, 2003. (Incorporated herein by reference to Exhibit 10.18 of Registrant’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004. SEC File No. 1-11908.) †
10.21	Separation Agreement and General Release between Department 56, Inc. and David Weiser, dated November 9, 2004. † *
10.22	Form of Stock Option Agreement for Officers under the Department 56, Inc. 2004 Stock Incentive Plan. (Incorporated herein by reference to Exhibit 10.1 of Registrant’s Form 8-K filed March 14, 2005. SEC File No. 1-11908.) †
10.23	Form of Performance Share Agreement under the Department 56, Inc. 2004 Stock Incentive Plan. (Incorporated herein by reference to Exhibit 10.2 of Registrant’s Form 8-K filed March 14, 2005. SEC File No. 1-11908.) †
10.24	Form of Stock Option Agreement for Directors under the Department 56, Inc. 2004 Stock Incentive Plan. (Incorporated herein by reference to Exhibit 10.3 of Registrant’s Form 8-K filed March 14, 2005. SEC File No. 1-11908.) †
10.25	Form of Restricted Stock Agreement under the Department 56, Inc. 2004 Stock Incentive Plan. (Incorporated herein by reference to Exhibit 10.4 of Registrant’s Form 8-K filed March 14, 2005. SEC File No. 1-11908.) †
10.26	Department 56, Inc. Executive Nonqualified Excess Plan Adoption Agreement, dated February 17, 2005, and Plan Document. † *
21.1	Subsidiaries of the Company. (Incorporated herein by reference to Exhibit 21.1 of Registrant’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004. SEC File No. 1-11908.)
23.1	Consent of Independent Registered Public Accounting Firm. *
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.*

† Management contract or compensatory plan.
* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEPARTMENT 56, INC.

Date: March 17, 2005	By:	/s/ SUSAN E. ENGEL

Susan E. Engel Chairwoman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity in which signed	Date

/s/ SUSAN E. ENGEL	Chairwoman of the Board and	March 17, 2005
Susan E. Engel	Chief Executive Officer
(Principal Executive Officer)

/s/ TIMOTHY J. SCHUGEL	Chief Financial Officer and	March 17, 2005
Timothy J. Schugel	Executive Vice President
(Principal Financial Officer)

/s/ GREGG A. PETERS	Managing Director of Finance and	March 17, 2005
Gregg A. Peters	Principal Accounting Officer
(Principal Accounting Officer)

/s/ JAMES E. BLOOM	Director	March 17, 2005
James E. Bloom

/s/ MICHAEL R. FRANCIS	Director	March 17, 2005
Michael R. Francis

/s/ STEWART M. KASEN	Director	March 17, 2005
Stewart M. Kasen

/s/ DR. REATHA CLARK KING	Director	March 17, 2005
Dr. Reatha Clark King

/s/ GARY S. MATTHEWS	Director	March 17, 2005
Gary S. Matthews

/s/ CHARLES N. HAYSSEN	Director	March 17, 2005
Charles N. Hayssen

/s/ JOHN V. WEBER	Director	March 17, 2005
John V. Weber

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting. The internal control system was designed to provide reasonable assurance to management and the board of directors regarding the reliability of financial reporting and preparation of financial statements in accordance with generally accepted accounting principles.

Management assessed the effectiveness of Department 56, Inc.’s (the “Company”) internal control over financial reporting as of January 1, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

Based on our assessment and those criteria, management believes the Company’s internal control over financial reporting was effective as of January 1, 2005.

The Company’s independent auditors have issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. This report appears on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Internal Control over Financial Reporting

To the Board of Directors and Stockholders of
    Department 56, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Controls over Financial Reporting, that Department 56, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of January 1, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of January 1, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended January 1, 2005, of the Company and our report dated March 16, 2005, expressed an unqualified opinion on those financial statements and financial statement schedule.

Minneapolis, Minnesota
March 16, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Consolidated Financial Statements

To the Board of Directors and Stockholders of
    Department 56, Inc.:

We have audited the accompanying consolidated balance sheets of Department 56, Inc. and subsidiaries (the “Company”) as of January 1, 2005 and January 3, 2004, and the related consolidated statements of income, cash flows, and stockholders’ equity for the years ended January 1, 2005, January 3, 2004 and December 28, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 1, 2005 and January 3, 2004, and the results of their operations and their cash flows for the years ended January 1, 2005, January 3, 2004 and December 28, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of January 1, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 16, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Minneapolis, Minnesota
March 16, 2005

DEPARTMENT 56, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
AS OF JANUARY 1, 2005 AND JANUARY 3, 2004

	2004	2003
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$44,906	$17,457
Accounts receivable, net of allowances of $6,403 and $8,678, respectively	28,488	20,999
Inventories	15,998	12,189
Deferred taxes	4,304	5,031
Other current assets	3,045	2,243
Current assets of discontinued operations	—	11,657

Total current assets	96,741	69,576

PROPERTY AND EQUIPMENT, net	15,933	17,664

GOODWILL, net of accumulated amortization of $38,708	37,074	37,074

TRADEMARKS AND OTHER INTANGIBLES, net of accumulated amortization
of $6,188 and $6,048, respectively	14,417	14,557

MARKETABLE SECURITIES	2,930	2,990

OTHER ASSETS	293	443

	$167,388	$142,304

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$6,858	$6,322
Accrued compensation and benefits payable	5,339	5,376
Income taxes payable	1,547	3,513
Other current liabilities	1,533	1,003
Current liabilities of discontinued operations	—	3,938

Total current liabilities	15,277	20,152

DEFERRED COMPENSATION OBLIGATION	2,929	3,015

DEFERRED TAXES	5,425	4,841

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value; authorized 20,000 shares; no shares issued
Common stock, $.01 par value; authorized 100,000 shares; issued
22,769 and 22,363 shares, respectively	228	224
Additional paid-in capital	59,558	54,020
Unearned compensation – restricted shares	(233)	(514)
Treasury stock, at cost; 9,204 and 9,195 shares, respectively	(217,109)	(216,963)
Retained earnings	301,313	277,529

Total stockholders’ equity	143,757	114,296

	$167,388	$142,304

See notes to consolidated financial statements.

DEPARTMENT 56, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
YEARS ENDED JANUARY 1, 2005, JANUARY 3, 2004 AND DECEMBER 28, 2002

	2004	2003	2002

NET SALES	$164,715	$175,837	$190,481

COST OF SALES	78,248	82,136	84,292

Gross profit	86,467	93,701	106,189

OPERATING EXPENSES –
Selling, general and administrative	53,864	53,914	60,703

OPERATING INCOME FROM CONTINUING OPERATIONS	32,603	39,787	45,486

OTHER EXPENSE (INCOME):
Interest expense	580	1,938	3,425
Litigation settlement	(6,871)	—	(5,388)
Other, net	(414)	(906)	(349)

INCOME FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	39,308	38,755	47,798

PROVISION FOR INCOME TAXES	14,152	14,009	13,390

INCOME FROM CONTINUING OPERATIONS BEFORE CUMULATIVE
EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	25,156	24,746	34,408

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	(1,372)	(8,338)	(2,567)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	—	—	(93,654)

NET INCOME (LOSS)	$23,784	$16,408	$(61,813)

INCOME (LOSS) PER SHARE – BASIC:

INCOME FROM CONTINUING OPERATIONS BEFORE CUMULATIVE
EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	$1.89	$1.89	$2.65

LOSS FROM DISCONTINUED OPERATIONS	(0.10)	(0.64)	(0.20)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	—	—	(7.21)

NET INCOME (LOSS) PER SHARE – BASIC	$1.78	$1.25	$(4.76)

INCOME (LOSS) PER SHARE – DILUTED:

INCOME FROM CONTINUING OPERATIONS BEFORE CUMULATIVE
EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	$1.86	$1.87	$2.62

LOSS FROM DISCONTINUED OPERATIONS	(0.10)	(0.63)	(0.20)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	—	—	(7.13)

NET INCOME (LOSS) PER SHARE – DILUTED	$1.76	$1.24	$(4.70)

See notes to consolidated financial statements.

DEPARTMENT 56, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
YEARS ENDED JANUARY 1, 2005, JANUARY 3, 2004 AND DECEMBER 28, 2002

	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$23,784	$16,408	$(61,813)

Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Loss from discontinued operations	1,372	8,338	2,567
Cumulative effect of change in accounting principle	—	—	93,654
Depreciation	3,761	4,469	4,665
Loss on disposal of assets	184	37	111
Amortization of other intangibles	140	144	157
Amortization of deferred financing fees	75	474	385
Compensation expense – restricted shares	262	240	263
Deferred taxes	1,311	(89)	(402)
Tax benefit related to stock options exercised	519	162	307
Changes in assets and liabilities:
Accounts receivable	(7,489)	11,621	(11,486)
Inventories	(3,809)	(2,785)	(1,071)
Other assets	(667)	(2,396)	773
Accounts payable	536	(553)	(1,168)
Accrued compensation and benefits payable	(37)	(3,884)	3,475
Income taxes payable	(1,966)	261	(5,374)
Other liabilities	623	1,235	(364)

Net cash provided by operating activities	18,599	33,682	24,679

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,213)	(2,510)	(1,641)
Litigation settlement – reduction in net depreciable assets	—	—	5,618

Net cash (used in) provided by investing activities	(2,213)	(2,510)	3,977

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of common stock options	4,862	909	1,249
Payments of deferred financing fees	—	(225)	—
Borrowings on revolving credit agreement	15,000	42,000	38,000
Principal payments on revolving credit agreement	(15,000)	(42,000)	(38,000)
Purchases of treasury stock	(146)	(221)	(106)
Principal payments on long-term debt	—	(54,000)	(31,000)

Net cash provided by (used in) financing activities	4,716	(53,537)	(29,857)

NET CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS	6,347	5,330	(7,638)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	27,449	(17,035)	(8,839)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	17,457	34,492	43,331

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$44,906	$17,457	$34,492

See notes to consolidated financial statements.

DEPARTMENT 56, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
YEARS ENDED JANUARY 1, 2005, JANUARY 3, 2004 AND DECEMBER 28, 2002

	Common Stock			Additional Paid-in Capital	Unearned Compensation Restricted Shares	Treasury Stock	Retained Earnings	Total Stockholders’ Equity
	Shares Issued	Treasury Shares Purchased	Amount

BALANCE AS OF DECEMBER 29, 2001	22,063	(9,166)	$221	$50,655	$(427)	$(216,636)	$322,934	$156,747

Net loss							(61,813)	(61,813)
Shares issued upon the exercise of
common stock options	142		1	1,248				1,249
Tax benefit related to stock options
exercised				307				307
Restricted shares surrendered		(12)			51	(106)		(55)
Restricted shares issued	50		1	640	(641)			—
Restricted shares vested					263			263
Other	4			50				50

BALANCE AS OF DECEMBER 28, 2002	22,259	(9,178)	223	52,900	(754)	(216,742)	261,121	96,748

Net income							16,408	16,408
Shares issued upon the exercise of
common stock options	100		1	908				909
Tax benefit related to stock options
exercised				162				162
Restricted shares surrendered		(17)				(221)		(221)
Restricted shares vested					240			240
Other	4			50				50

BALANCE AS OF JANUARY 3, 2004	22,363	(9,195)	224	54,020	(514)	(216,963)	277,529	114,296

Net income							23,784	23,784
Shares issued upon the exercise of
common stock options	398		4	4,858				4,862
Tax benefit related to stock options
exercised				519				519
Restricted shares surrendered		(9)			53	(146)		(93)
Restricted shares vested				34	228			262
Other	8			127				127

BALANCE AS OF JANUARY 1, 2005	22,769	(9,204)	$228	$59,558	$(233)	$(217,109)	$301,313	$143,757

See notes to consolidated financial statements.

DEPARTMENT 56, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business – Department 56, Inc. and Subsidiaries (the Company) is engaged in the original design and wholesale and retail distribution of specialty giftware products. The majority of the Company’s products are developed and designed by the Company’s in-house creative team and are manufactured for the Company by independently owned foreign manufacturers located primarily in the People’s Republic of China. The Company’s wholesale customer base and accounts receivable are primarily composed of, and are due from, retail stores of various sizes located throughout the United States and Canada. Approximately 4% of total revenue is derived from customers outside the United States and all long-lived assets are located within the United States. No customer represents more than 2% of total revenue in any period presented.

Principles of Consolidation – The consolidated financial statements of the Company include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year End – The Company’s policy is to end its fiscal year on the Saturday closest to December 31. The year ended January 3, 2004 includes 53 weeks and the years ended January 1, 2005 and December 28, 2002 include 52 weeks.

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

Marketable Securities – The Company classifies the marketable securities designated to fund its deferred compensation plan as “trading” securities under SFAS No. 115. In accordance with the provisions of this statement, the investment balance is stated at fair market value, based on quoted market prices. Realized and unrealized gains and losses are reflected in earnings. As the assets designated to fund the deferred compensation plan reflect amounts due to employees (but available for general creditors of the Company in the event the Company becomes insolvent), the Company has recorded the investment balance as a noncurrent asset and has established a corresponding other long-term liability entitled “Deferred Compensation Obligation” on the balance sheet.

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

Property and Equipment – Property and equipment are stated at cost. Depreciation is computed on a straight-line method over the estimated useful lives of the assets (or in the case of leasehold improvements, the shorter of the estimated useful lives or lease terms). Estimated useful lives of the Company’s property and equipment are as follows:

Leasehold improvements	7-10 years
Furniture and fixtures	5-7 years
Computer hardware and software	2-5 years
Other equipment	5-10 years
Building and improvements	20-45 years

Major improvements and replacements of property are capitalized. Maintenance, repairs, and minor improvements are expensed.

Long-Lived Assets – The Company’s principal long-lived assets are its property and equipment which consists of its building at its corporate headquarters and computer equipment, furniture and fixtures, machinery, and leasehold improvements at its corporate headquarters, distribution center, showrooms and retail stores. The Company annually reviews its long-lived assets for impairment.

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

Deferred Financing Fees – The Company amortizes deferred financing fees on a straight-line basis over the life of the related debt agreement. Deferred financing fee amortization is included in interest expense in the Company’s Consolidated Statements of Income.

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

Cost of Sales – The Company’s cost of sales principally includes the cost of product purchased from manufacturers, inbound and outbound freight cost, duties, royalties, provisions for excess and obsolete product, costs to develop new product samples, sculpting charges, purchasing and receiving costs, inspection costs and warehousing costs.

Selling, General and Administrative Expense – The Company’s selling, general and administrative expenses principally consist of compensation and benefits expense, rent expense, bad debt expense, marketing and advertising expense and various other general and administrative expenses.

Advertising Expense – The Company records advertising expense in accordance with Statement of Position No. 93-7. Costs to produce an advertisement are expensed when the advertisement occurs. Advertising expense (including “Payments to Customers” described below) for 2004, 2003, and 2002 was $1,479, $2,488, and $3,259, respectively, and was included in selling, general and administrative expense within the consolidated statements of income.

Payments to Customers – The Company reimburses select customers for cooperative advertising up to a predetermined percentage of the amount of product shipped to the customer. Cooperative advertising costs are expensed when the product is shipped to the customer. Cooperative advertising expense for 2004, 2003, and 2002 was $487, $553, and $357, respectively.

The Company also enters into agreements with national retailers to participate in the cost of advertising, displaying, or marketing of the Company’s product (referred to as, “direct account support”). These direct account support costs are expensed when the advertising, display or marketing costs are incurred. Direct account support expense for 2004, 2003, and 2002 was $716, $433, and $651, respectively.

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

Foreign Currency Exchange Rate Gains and Losses – The Company imports most of its products and, while the majority of these purchases are denominated in United States dollars, some of the purchases are denominated in foreign currency. In addition, the Company’s sales to Canadian customers are denominated in Canadian dollars. Foreign exchange rate gains and losses are included in other expense (income) within the accompanying consolidated statements of income. During 2004 and 2003, the Company benefited from the appreciation of the Canadian dollar relative to the United States dollar and recognized gains in foreign currency of $303 and $677, respectively. There were no significant foreign currency exchange rate gains or losses in 2002. The Company may periodically enter into foreign exchange contracts or build foreign currency deposits as a partial hedge against currency fluctuations. The Company did not enter into any foreign exchange contracts during 2004, 2003 or 2002.

Fair Value of Financial Instruments – The carrying amount of the majority of the Company’s assets and liabilities including cash and cash equivalents, accounts receivable, accounts payable, and commissions payable approximates fair value because of the short-term nature of these instruments. Marketable securities and deferred compensation obligation are recorded at fair value. See Note 7.

Stock-Based Compensation – The Company’s stock-based compensation plans consist of fixed stock options and restricted stock.

The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for options granted. Had compensation cost been determined based on the fair value of the 2004, 2003, and 2002 stock option grants consistent with the method of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, the Company’s net income and net income per common share assuming dilution would have been reduced to the pro forma amounts indicated below:

	2004	2003	2002
Net income (loss):
As reported	$23,784	$16,408	$(61,813)
Pro forma	22,197	14,518	(64,573)

Net income (loss) per common share – basic:
As reported	$1.78	$1.25	$(4.76)
Pro forma	1.66	1.11	(4.97)

Net income (loss) per common share – assuming dilution:
As reported	$1.76	$1.24	$(4.70)
Pro forma	1.64	1.10	(4.91)

In determining the preceding pro forma amounts under SFAS No. 148, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2004, 2003, and 2002, respectively: risk-free interest rates of 3.8 percent, 3.3 percent, and 4.9 percent; expected volatility of 50 percent; expected lives of six years; and no expected dividends. The effects of applying SFAS No. 148 in this pro forma disclosure are not indicative of future compensation costs; additional awards are anticipated. SFAS No. 148 does not apply to awards prior to 1995.

For issuances of restricted stock, the Company records unearned compensation expense on the grant date based on the fair market value of the Company’s stock and amortizes the balance over the vesting period.

Net Income (Loss) per Common Share – Net income (loss) per common share – basic is calculated by dividing net income (loss) by the weighted average number of shares outstanding during the period. Net income (loss) per common share – assuming dilution reflects per share amounts that would have resulted had the Company’s outstanding stock options been converted to common stock. Restricted stock is considered outstanding on the date the restrictions lapse when computing net income (loss) per common share – basic. Restricted stock is considered outstanding on the grant date when computing net income per common share – assuming dilution. See Note 12.

Reclassifications – Certain previous year amounts have been reclassified to conform to current year presentation. These reclassifications had no impact on consolidated net income or retained earnings as previously reported.

New Accounting Standards – In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. In December 2003, the FASB issued FIN 46R, Consolidation of Variable Interest Entities, a revision of FIN 46. The provisions of FIN 46R are effective for interests in variable interest entities (VIE) as of the first interim, or annual, period ending after December 15, 2003, except for VIEs considered special-purpose entities or for those VIEs that already applied FIN 46 in a previous period. The adoption of FIN 46R did not have an impact on the Company’s results of operations or financial condition.

In December 2004, the FASB issued SFAS No. 123R (revised 2004), Share-Based Payment, which replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. We are required to adopt SFAS No. 123R in the third quarter of fiscal 2005. Under SFAS No. 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include modified prospective and modified retrospective adoption options. Under the modified retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We are evaluating the requirements of SFAS No. 123R and expect that the adoption of SFAS No. 123R will have a material impact on our consolidated results of operations and earnings per share. We have not yet determined the method of adoption or the effect of adopting SFAS No. 123R.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs—An Amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and re-handling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS No. 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by us on January 1, 2006. We are currently evaluating the effect that the adoption of SFAS No. 151 will have on our consolidated results of operations and financial condition but do not expect SFAS No. 151 to have a material impact.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for the fiscal periods beginning after June 15, 2005 and is required to be adopted by us in the first quarter of fiscal 2006. We are currently evaluating the effect that the adoption of SFAS No. 153 will have on our consolidated results of operations and financial condition but do not expect it to have a material impact.

2.	DISPOSITION OF GEPPEDDO SEASONAL KIOSK BUSINESS

In December 2003, the Company committed to a plan to cease operations of its Geppeddo seasonal kiosk business. Geppeddo ceased operations during the first quarter of 2004, and in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company has reclassified Geppeddo’s results into discontinued operations for all periods presented.

As a result of the decision to cease Geppeddo’s operations, the Company recognized $9,140 in asset impairment charges in 2003. The charges included an $8,193 charge related to the full write-off of goodwill, trademarks, and other intangible assets, and a $947 charge related to the impairment of long-lived assets. In addition, the Company recognized a $607 charge within cost of sales to write-down inventory to its net realizable value.

The results from Geppeddo’s operations are as follows:

	2004		2003		2002
	Dollars	Percent of Net Sales	Dollars	Percent of Net Sales	Dollars	Percent of Net Sales

Net sales	$3,396	100%	$15,877	100%	$18,143	100%
Gross profit	855	25	8,960	56	12,130	67
Selling, general and administrative
expenses	3,147	93	12,861	81	16,212	89
Impairment of assets	—	—	9,140	58	—	—
Amortization of other intangibles	—	—	92	1	91	1
Loss from operations	(2,292)	67	(13,133)	83	(4,173)	23
Other income	(147)	4	(14)	—	(36)	—
Loss before income taxes	(2,145)	63	(13,119)	83	(4,137)	23
Income tax benefit	(773)	23	(4,781)	30	(1,570)	9
Net loss	(1,372)	40	(8,338)	53	(2,567)	14

3.	PROPERTY AND EQUIPMENT

Property and equipment at January 1, 2005 and January 3, 2004 is comprised of the following:

	2004	2003

Leasehold improvements	$7,476	$8,333
Furniture and fixtures	4,782	5,240
Computer hardware and software	9,148	10,597
Other equipment	6,127	6,550
Building	7,304	7,223
Land	906	906

	35,743	38,849
Less accumulated depreciation	19,810	21,185

Property and equipment, net	$15,933	$17,664

4.	GOODWILL AND OTHER INTANGIBLE ASSETS – ADOPTION OF SFAS No. 142

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

During the fourth quarter of 2004, the Company performed its annual review of goodwill and other intangible assets for possible impairment as required by SFAS No. 142. The Company evaluated the goodwill and other intangible assets related to its wholesale operating segment and determined there was no impairment.

In accordance with SFAS No. 142, the Company will continue to amortize non-compete agreements (i.e. finite-lived intangible assets). Amortization of non-compete agreements was $140, $144 and $157 during the years ended January 1, 2005, January 3, 2004, and December 28, 2002, respectively. Expected annual amortization expense for non-compete agreements recorded as of January 1, 2005 is as follows:

2005	$140
2006	140
2007	140
2008	140
2009	96
Thereafter	—

$656

The above amortization expense forecast is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, impairment of intangible assets, accelerated amortization of intangible assets, and other events.

Included in Goodwill, Trademarks and Other Intangibles on the Company’s consolidated balance sheet as of January 1, 2005 and January 3, 2004, are the following acquired intangible assets by operating segment (net of accumulated amortization):

	2004	2003
WHOLESALE:
Goodwill	$37,074	$37,074
Trademarks	13,761	13,761
Non-compete agreements	656	796

	$51,491	$51,631

5.	CREDIT AGREEMENT

In November 2003, the Company entered into a new three-year credit agreement. In connection therewith, the Company recorded $0.2 million in deferred financing fees, which are being amortized over the life of the credit agreement. The Company used the new credit facility to refinance the remaining term and revolving loans under its former credit agreement. As of January 1, 2005, no revolving loans were outstanding under the credit agreement. The credit agreement expires November 26, 2006.

The revolving credit facility provides for borrowings of up to $75 million, which may be in the form of letters of credit and revolving credit loans. The letters of credit are issued primarily in connection with inventory purchases. The revolving credit facility includes an annual clean-down provision whereby the Company’s outstanding revolving credit loans and letters of credit may not exceed an aggregate of $30 million during any one 30-consecutive-day period beginning November 1 and ending March 31 of the following year. Borrowings under the credit agreement are subject to certain borrowing base limitations (as defined). The Company’s borrowing capacity under the revolving credit facility as of January 1, 2005 was $75 million and will fluctuate during 2005 based on accounts receivable and inventory levels. The revolving line of credit provides for commitment fees of 0.20% to 0.375% per annum on the daily average of the unused commitment.

The credit agreement allows the Company to choose between two interest rate options in connection with its revolving credit loans. The interest rate options are the Floating Rate (as defined) or the Eurodollar Rate (as defined) plus an applicable margin. The applicable margin ranges from 0% to 0.375% for Floating Rate loans and from 0.875% to 1.25% for Eurodollar Rate loans.

The credit agreement includes restrictions as to, among other things, the amount of additional indebtedness, liens, contingent obligations, investments and dividends. Under the most restrictive of these covenants, approximately $246 million of retained earnings were restricted at January 1, 2005. The credit agreement also requires maintenance of minimum levels of interest coverage, net worth and maximum levels of leverage, in each case at the end of each fiscal quarter. None of these restrictions are expected to have a material adverse effect on the Company’s ability to operate in the future.

The Company has pledged the common stock of certain of its subsidiaries, direct and indirect, as collateral under the credit agreement, and certain of its subsidiaries, direct and indirect, have guaranteed repayment of amounts borrowed under the credit agreement.

The Company paid interest of $542, $1,954, and $3,735 during the years ended January 1, 2005, January 3, 2004, and December 28, 2002, respectively.

6.	INCOME TAXES

The provision for income taxes for the years ended January 1, 2005, January 3, 2004, and December 28, 2002 consisted of the following:

	2004	2003	2002
Current:
Federal	$12,054	$13,017	$16,530
State	761	1,037	605
Foreign	26	44	118
Deferred:
Federal	1,166	(11)	(364)
State	145	(78)	(38)
Adjustment of prior year tax accruals	—	—	(3,461)

Provision for income taxes from continuing operations	14,152	14,009	13,390
Provision for income taxes from discontinued operations	(773)	(4,781)	(1,570)

Provision for income taxes	$13,379	$9,228	$11,820

The reconciliation between income tax expense based on statutory income tax rates and the provision for income taxes is as follows:

	2004	2003	2002

Income taxes at federal statutory rate	$13,806	$13,754	$16,851
State income taxes, net of
federal income tax deductions	589	625	368
Charitable donations of inventory	(66)	(255)	(141)
Adjustment of prior year tax accruals	—	—	(3,461)
Other	(177)	(115)	(227)

Provision for income taxes from continuing operations	14,152	14,009	13,390
Provision for income taxes from discontinued operations	(773)	(4,781)	(1,570)

Provision for income taxes	$13,379	$9,228	$11,820

The components of the net deferred tax asset at January 1, 2005 and January 3, 2004 were as follows:

	2004	2003
DEFERRED TAX ASSETS:
Asset valuation reserves	$3,775	$4,222
Loss on minority investment	1,520	1,520
Deferred compensation	994	1,048
Accrued liabilities	519	428
Other	831	1,022
Less: Deferred tax valuation allowance	(1,520)	(1,520)

Total deferred tax assets	6,119	6,720

DEFERRED TAX LIABILITIES:
Trademark amortization	(5,565)	(5,297)
Property and equipment depreciation	(1,260)	(1,026)
Other	(415)	(207)

Total deferred tax liabilities	(7,240)	(6,530)

	$(1,121)	$190

The $1,121 net deferred tax liability at January 1, 2005 is presented as a net deferred current asset of $4,304 and a net deferred noncurrent liability of $5,425. The $190 net deferred tax asset at January 3, 2004 is presented as a net deferred current asset from continuing operations of $5,031 and a net deferred noncurrent liability of $4,841. The $1,520 deferred tax asset valuation allowance at January 3, 2004 represents a reserve against the future deductibility of the capital losses the Company recognized from its minority investment in 2-Day Designs. Management believes the probability of deducting the capital losses in the future is remote.

The Company paid income taxes of $10,746, $11,616, and $17,432 during the years ended January 1, 2005, January 3, 2004, and December 28, 2002, respectively.

7.	DEFERRED COMPENSATION OBLIGATION

The Company has a deferred compensation plan with certain key employees. Under this plan, employees may elect to defer (contribute) a portion of their eligible compensation into the plan. The Company, at its discretion, may also contribute amounts into the plan on behalf of the key employees. The Company funds this plan by purchasing and owning securities which are considered “trading” securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and are consequently marked-to-market. These securities are recorded in Marketable Securities in the Company’s Consolidated Balance Sheets. The plan participants bear the potential economic risks and rewards of the investment’s performance and their interests in the underlying plan assets are subordinate to general creditors. The Company’s contributions to the plan on behalf of the key employees were $279, $205, and $127 in 2004, 2003, and 2002 respectively.

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

The following is a schedule of future annual minimum lease payments for noncancelable operating leases as of January 1, 2005:

2005	$3,956
2006	3,998
2007	3,129
2008	3,134
2009	2,861
Thereafter	4,269

$21,347

Certain of the Company’s leases contain pre-determined rent increases over the life of the lease. These rent increases are included in the above-referenced minimum lease table in the year in which the rent increase occurs. When recording rent expense, the Company amortizes the total amount of the rent payments on a straight-line basis over the term of the lease. When the Company receives leasehold improvement funding as an incentive to enter into a lease, the Company amortizes these incentives against rent expense on a straight line basis over the term of the lease. The Company’s rent expense was $4,168, $4,660, and $4,305 for the years ended January 1, 2005, January 3, 2004, and December 28, 2002, respectively.

Letters of Credit – The Company had outstanding standby and commercial letters of credit of $469 at January 1, 2005 relating primarily to purchase commitments issued to foreign suppliers and vendors.

Legal Proceedings – On May 5, 2004, the Company agreed to settle tort and warranty claims it brought against a third party. Under the settlement, the Company received net cash proceeds (before income taxes) of $6,871. During 2002, the Company received net cash proceeds (before income taxes) of $11,006 in settlement of the Company’s litigation against Arthur Andersen LLP and Andersen Worldwide Société Coopérative concerning implementation of its information systems. This recovery resulted in other income of $5,388 and a $5,618 reduction in net depreciable assets.

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

The Company has a qualified contributory retirement plan (the Plan) under Section 401(k) of the Internal Revenue Code which covers substantially all full-time employees who meet certain eligibility requirements. Voluntary contributions are made by participants and Company matching contributions are made at the discretion of the Board of Directors, subject to certain limitations. The Plan also allows the Company to make discretionary profit-sharing contributions to the Plan up to the maximum amount deductible for income tax purposes. All Company contributions are invested in a series of diversified investment options at the election of the employee. The Company does not make matching or profit sharing contributions in Company stock. The Company’s total profit-sharing contributions were $1,741, $1,854, and $1,361 for the years ended January 1, 2005, January 3, 2004, and December 28, 2002, respectively.

10.	SEGMENTS OF THE COMPANY AND RELATED INFORMATION

The Company has two reportable segments – Wholesale and Retail. Although the product produced and sold for each segment is similar, the type of customer for the product and the method used to distribute the product are different. The segmentation of these operations also reflects how the Company’s chief executive officer (the CEO) currently reviews the results of these operations. Operating income (loss) from continuing operations for each reporting segment includes specifically identifiable operating costs such as cost of sales and selling expenses. General and administrative expenses are generally not allocated to specific operating segments and are therefore reflected in the corporate category. Other components of the statement of operations, which are classified below operating income from continuing operations, are also not allocated by segment. In addition, the Company generally does not account for or report assets, capital expenditures, or depreciation and amortization by segment. All transactions between operating segments have been eliminated and are not included in the table below.

The following table presents the Company’s segment information for the last three fiscal years:

	Wholesale	Retail	Corporate	Consolidated

Fifty-Two Weeks Ended January 1, 2005:
Net sales	$153,139	$11,576		$164,715
Gross profit	79,106	7,361		86,467
Selling expenses	15,520	8,188		23,708
Operating income (loss) from continuing operations	63,586	(827)	$(30,156)	32,603

Fifty-Three Weeks Ended January 3, 2004:
Net sales	$166,895	$8,942		$175,837
Gross profit	88,133	5,568		93,701
Selling expenses	15,942	6,442		22,384
Operating income (loss) from continuing operations	72,191	(874)	$(31,530)	39,787

Fifty-Two Weeks Ended December 28, 2002:
Net sales	$180,364	$10,117		$190,481
Gross profit	99,061	7,128		106,189
Selling expenses	16,884	7,576		24,460
Operating income (loss) from continuing operations	82,177	(448)	$(36,243)	45,486

11.	STOCKHOLDERS’ EQUITY

Stock-Based Compensation Plans – At January 1, 2005, the Company had compensation plans allowing the Company to grant options, stock appreciation rights, shares or performance units to employees, directors, officers, consultants, and advisors. Under the stock option plans, all employee options granted have an exercise price equal to the market value of the common stock at the date of grant, generally have a term of ten years, and generally are exercisable in equal installments beginning on each of the first, second, and third anniversaries of the date of the grant. At January 1, 2005, 1,174,193 shares were available for granting under the stock option and incentive plans.

A summary of the status of the Company’s stock option and incentive plans as of January 1, 2005, January 3, 2004, and December 28, 2002, and changes during the years then ended is presented below:

	2004		2003		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	2,184,781	$15.08	2,266,409	$14.96	1,535,727	$16.15
Granted	263,000	16.00	46,405	16.05	1,004,268	12.89
Exercised	(397,641)	12.23	(100,066)	9.08	(127,414)	9.41
Forfeited	(200,074)	18.38	(27,967)	18.77	(146,172)	17.65

Outstanding at end of year	1,850,066	15.42	2,184,781	15.08	2,266,409	14.96

Options exercisable at end of year	1,696,223	15.52	1,665,676	15.83	937,419	18.75
Weighted average fair value of
options granted during the year	$8.27		$6.85		$7.00

The following table summarizes information about the Company’s stock option and incentive plans at January 1, 2005:

Range of Exercise Prices	Number Outstanding at January 1, 2005	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable at January 1, 2005	Weighted Average Exercise Price

$ 6.54-12.50	287,649	6.1	$8.72	273,647	$8.69
12.51-13.75	693,307	7.2	12.80	648,466	12.80
13.76-15.00	228,633	5.6	13.86	223,633	13.84
15.01-37.75	640,477	5.3	21.82	550,477	22.79

	1,850,066	6.2	15.42	1,696,223	15.52

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

Performance-Accelerated Vesting Restricted Stock – The Company granted 66,499 performance-accelerated vesting restricted shares of common stock (PARS) to executive officers during 2002. There were no grants of PARS during 2004 and 2003. PARS generally vest over five years in equal annual installments on December 31 of the calendar year in which the grant was made and on each December 31 thereafter. For all PARS grants, accelerated vesting is possible upon achievement of targeted diluted earnings per share performance. Of the 49,625 PARS granted in 2001, 10,359 were issued at an exchange ratio of 1:100 for the surrender by certain executive officers of options to purchase 1,035,833 shares of common stock. At January 1, 2005, 20,190 PARS were outstanding.

The Company records unearned compensation expense on the grant date based on the publicly quoted fair market value of the Company’s common stock, and amortizes the balance over the vesting period. The Company recorded unearned compensation of approximately $0.6 million, in 2002, which is included within stockholders’ equity. The Company recognized compensation expense of $262, $240, and $263 for the years ended January 1, 2005, January 3, 2004, and December 28, 2002, respectively.

12.	INCOME PER COMMON SHARE

The following tables reconcile income from continuing operations per common share and income from continuing operations per common share assuming dilution:

	2004	2003	2002
Income from continuing operations before
cumulative effect of change in
accounting principle	$25,156	$24,746	$34,408
Weighted average number of shares outstanding	13,342,000	13,118,000	12,998,000
Income per share from continuing operations before
cumulative effect of change in
accounting principle – basic	$1.89	$1.89	$2.65

Income from continuing operations before
cumulative effect of change in
accounting principle	$25,156	$24,746	$34,408
Weighted average number of shares outstanding	13,342,000	13,118,000	12,998,000
Dilutive impact of options outstanding	188,000	92,000	143,000

Weighted average number of shares and
potential dilutive shares outstanding	13,530,000	13,210,000	13,141,000
Income per share from continuing operations before
cumulative effect of change in
accounting principle – assuming dilution	$1.86	$1.87	$2.62

Options to purchase 618,477, 998,884, and 990,278 shares of common stock were outstanding at January 1, 2005, January 3, 2004, and December 28, 2002, respectively, but were not included in the computation of income per common share assuming dilution because the exercise prices were greater than the average market price of the common stock.

DEPARTMENT 56, INC. AND SUBSIDIARIES

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Description	Balance Beginning of Period	Charged to Costs and Expenses	Deductions		Balance End of Period
Year ended January 1, 2005:
Allowance for doubtful accounts	$5,714	$1,614	$2,277	(a)	$5,051
Allowance for sales returns and credits	2,964	3,043	4,655		1,352

	$8,678	$4,657	$6,932		$6,403

Year ended January 3, 2004:
Allowance for doubtful accounts	$6,529	$1,761	$2,576	(a)	$5,714
Allowance for sales returns and credits	3,853	4,582	5,471		2,964

	$10,382	$6,343	$8,047		$8,678

Year ended December 28, 2002:
Allowance for doubtful accounts	$6,462	$1,232	$1,165	(a)	$6,529
Allowance for sales returns and credits	5,480	4,132	5,759		3,853

	$11,942	$5,364	$6,924		$10,382

(a)	Accounts determined to be uncollectible and charged against allowance account, net of collections on accounts previously charged against allowance account.

S-1