Form 10-Q
period 2005-04-02
DEPARTMENT 56 INC
filed 2005-05-12
CIK 902270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   April 2, 2005

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

Yes    X      No

        As of April 29, 2005, 13,774,967 shares of the registrant’s common stock, par value $.01 per share, were outstanding.

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements

DEPARTMENT 56, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands)

ASSETS

	APRIL 2, 2005	JANUARY 1, 2005	APRIL 3, 2004
CURRENT ASSETS:
Cash and cash equivalents	$25,211	$33,756	$2,404
Short-term investments	20,000	11,150	17,477
Accounts receivable, net	21,022	28,488	15,532
Inventories	18,364	15,998	13,052
Deferred taxes	4,076	4,304	4,069
Income tax receivable	—	—	2,152
Other current assets	2,448	3,045	3,025

Total current assets	91,121	96,741	57,711

PROPERTY AND EQUIPMENT, net	15,112	15,933	17,061
GOODWILL	37,074	37,074	37,074
TRADEMARKS AND OTHER INTANGIBLES, net	14,382	14,417	14,522
MARKETABLE SECURITIES	2,267	2,930	3,373
OTHER ASSETS	424	293	424

	$160,380	$167,388	$130,165

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$6,001	$6,858	$5,523
Accrued compensation and benefits payable	2,498	5,339	3,490
Income tax payable	312	1,547	—
Other current liabilities	772	1,533	1,386

Total current liabilities	9,583	15,277	10,399

DEFERRED COMPENSATION OBLIGATION	2,263	2,929	3,382
DEFERRED TAXES	5,571	5,425	4,596
STOCKHOLDERS’ EQUITY	142,963	143,757	111,788

	$160,380	$167,388	$130,165

See notes to condensed consolidated financial statements.

DEPARTMENT 56, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share amounts)

	13 WEEKS ENDED APRIL 2, 2005	13 WEEKS ENDED APRIL 3, 2004
NET SALES	$20,040	$20,244
COST OF SALES	11,134	9,700

Gross profit	8,906	10,544

OPERATING EXPENSES -
Selling, general, and administrative	13,071	12,635

OPERATING LOSS FROM CONTINUING OPERATIONS	(4,165)	(2,091)

OTHER EXPENSE (INCOME):
Interest expense	99	116
Other, net	(155)	82

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(4,109)	(2,289)

INCOME TAX BENEFIT	(1,479)	(824)

LOSS FROM CONTINUING OPERATIONS	(2,630)	(1,465)

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	—	(1,497)

NET LOSS	$(2,630)	$(2,962)

LOSS PER SHARE - BASIC:
LOSS PER SHARE FROM CONTINUING OPERATIONS	$(0.19)	$(0.11)
LOSS PER SHARE FROM DISCONTINUED OPERATIONS	—	(0.11)

NET LOSS PER SHARE - BASIC	$(0.19)	$(0.22)

LOSS PER SHARE - ASSUMING DILUTION:
LOSS PER SHARE FROM CONTINUING OPERATIONS	$(0.19)	$(0.11)
LOSS PER SHARE FROM DISCONTINUED OPERATIONS	—	(0.11)

NET LOSS PER SHARE - ASSUMING DILUTION	$(0.19)	$(0.22)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	13,641	13,178
ASSUMING DILUTION	13,641	13,178

See notes to condensed consolidated financial statements.

DEPARTMENT 56, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	13 WEEKS ENDED APRIL 2, 2005	13 WEEKS ENDED APRIL 3, 2004
CASH FLOWS FROM OPERATING ACTIVITIES -
Net cash used in operating activities	$(1,123)	$(4,574)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(68)	(355)
Net purchases of available-for-sale securities	(8,850)	(7,477)

Net cash used in investing activities	(8,918)	(7,832)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of common stock options	1,496	355
Purchases of treasury stock	—	(42)

Net cash provided by financing activities	1,496	313

Net cash provided by discontinued operations	—	7,040

NET DECREASE IN CASH AND
CASH EQUIVALENTS	(8,545)	(5,053)

CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD	33,756	7,457

CASH AND CASH EQUIVALENTS AT END
OF PERIOD	$25,211	$2,404

SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION -
Cash paid (received) for:
Interest	$85	$370
Income taxes	(858)	479

See notes to condensed consolidated financial statements.

DEPARTMENT 56, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except per share amounts)

1.	Basis of Presentation

        The accompanying condensed consolidated balance sheet as of January 1, 2005 was derived from the audited consolidated balances as of that date. The remaining accompanying condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments necessary for a fair presentation.

        The results of operations for the quarter ended April 2, 2005 are not necessarily indicative of the results for the full fiscal year. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the 2004 Annual Report to Stockholders and Annual Report on Form 10-K as filed by Department 56, Inc. (the Company) with the Securities and Exchange Commission. Comprehensive income for the periods ended April 2, 2005 and April 3, 2004 was equivalent to reported net income.

        Reclassifications – Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no impact on net income (loss) or retained earnings as presented. Auction rate securities, previously classified as cash and cash equivalents, are now classified as short-term investments for all periods presented. The Company classifies these short-term investments as “available for sale” securities under SFAS No. 115. As of April 2, 2005, January 1, 2005, and April 3, 2004, auction rate securities were $20.0 million, $11.2 million, and $17.5 million, respectively.

2.	Income (Loss) per Common Share

        Net income (loss) per common share is calculated by dividing net income (loss) by the weighted average number of shares outstanding during the period. Net income (loss) per common share assuming dilution reflects per share amounts that would have resulted had the Company’s dilutive outstanding stock options been converted to common stock. Restricted stock is considered outstanding on the date the restrictions lapse when computing net income (loss) per common share – basic. Restricted stock is considered outstanding on the grant date when computing net income per common share – assuming dilution. All options and unvested restricted stock were considered anti – dilutive and excluded from the computation of common equivalent shares at April 2, 2005 and April 3, 2004 because the Company reported a net loss.

3.	Discontinued Operations

        In December 2003, the Company committed to a plan to cease operations of its Geppeddo seasonal kiosk business. Geppeddo ceased operations during the first quarter of 2004, and in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company has classified Geppeddo’s results in discontinued operations for all periods presented. Geppeddo’s sales for the first quarter of 2005 were $0, compared to $3,396 during the first quarter of 2004.

4.	Stock-Based Compensation

        The Company accounts for its stock option plans using the intrinsic value method and has adopted the “disclosure only” provisions of SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. Accordingly, no compensation cost has been recognized for stock options granted. Had compensation cost been determined based upon fair value (using the Black-Scholes option-pricing method) at the grant date for awards under these plans, the Company’s net loss and loss per share would have been increased as follows:

	13 WEEKS ENDED APRIL 2, 2005	13 WEEKS ENDED APRIL 3, 2004
Net loss:
As reported	$(2,630)	$(2,962)
Stock-based compensation, net of related tax effects	(664)	(303)

Pro forma	$(3,294)	$(3,265)

Net loss per common share - basic:
As reported	$(0.19)	$(0.22)
Pro forma	(0.24)	(0.25)

Net loss per common share - assuming dilution:
As reported	$(0.19)	$(0.22)
Pro forma	(0.24)	(0.25)

5.	Goodwill and Other Intangible Assets

        The Company accounts for its goodwill and other intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets. The Company has determined that its trademarks are indefinite-lived intangible assets.

In accordance with SFAS No. 142, the Company will continue to amortize its finite-lived intangible assets, which currently consist of non-compete agreements. Amortization of non-compete agreements was $35 during the first quarters of both 2004 and 2005. Expected annual amortization expense for non-compete agreements recorded as of January 1, 2005 is as follows:

2005	$140
2006	140
2007	140
2008	140
2009	96
Thereafter	—

$656

        The above amortization expense forecast is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, impairment of intangible assets, accelerated amortization of intangible assets, and other events.

        Included in Goodwill and Trademarks and Other Intangibles on the Company’s condensed consolidated balance sheets as of April 2, 2005 and April 3, 2004, are the following acquired intangible assets for the wholesale segment (net of accumulated amortization). Accumulated amortization of non-compete agreements was $2,084, $2,049 and $1,944 as of April 2, 2005, January 1, 2005 and April 3, 2004, respectively.

	APRIL 2, 2005	JANUARY 1, 2005	APRIL 3, 2004
Goodwill	$37,074	$37,074	$37,074
Trademarks	13,761	13,761	13,761
Non-compete agreements	621	656	761

	$51,456	$51,491	$51,596

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

(In thousands)	13 WEEKS		13 WEEKS
	ENDED		ENDED
	APRIL 2, 2005	% of Net Sales	APRIL 3, 2004	% of Net Sales

WHOLESALE:
Village sales	$10,194	56%	$9,733	52%
Giftware sales	8,081	44	9,014	48

Net sales	$18,275	100	$18,747	100
Gross Margin	8,032	44	9,643	51
Selling expenses	3,158	17	2,980	16
Operating income from continuing operations	4,874	27	6,663	36

RETAIL:
Net sales	$1,765	100	$1,497	100
Gross Margin	874	50	901	60
Selling expenses	2,057	117	1,795	120
Operating loss from continuing operations	(1,183)	(67)	(894)	(60)

CORPORATE -
Unallocated general and administrative expenses	$(7,856)		$(7,860)

CONSOLIDATED:
Net sales	$20,040	100	$20,244	100
Operating loss from continuing operations	(4,165)	(21)	(2,091)	(10)

7.	New Accounting Pronouncements

        In December 2004, the FASB issued SFAS No. 123R (revised 2004), Share-Based Payment, which replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. On April 14, 2005, the U.S. Securities and Exchange Commission (the “SEC”) announced a deferral of the effective date of SFAS 123(R) which will require our adoption in the first quarter of 2006. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Under SFAS No. 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include modified prospective and modified retrospective adoption options. Under the modified retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We are evaluating the requirements of SFAS No. 123R and expect that the adoption of SFAS No. 123R will have a material impact on our consolidated results of operations and earnings (loss) per share. We have not yet determined the method of adoption or the effect of adopting SFAS No. 123R.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Comparison of Results of Operations for the Quarter Ended April 2, 2005 to the Quarter Ended April 3, 2004.

        This Item should be read in conjunction with the segment financial table presented in Note 6 to the Condensed Consolidated Financial Statements. Other components of the statement of operations which are classified below income (loss) from operations (i.e. interest expense, provision (benefit) for income taxes, etc.) are not allocated by segment and are discussed separately.

Wholesale

        Net sales decreased $0.5 million, or 2.5%, from $18.7 million in 2004 to $18.3 million in 2005. The decrease in wholesale sales was principally due to a decrease in liquidation shipments.

        Gross profit as a percentage of net sales was 51% and 44% in the first quarter of 2004 and 2005, respectively. The decrease in the gross profit percentage was due to a higher provision for excess inventory as a result of lower wholesale orders.

        Selling, general and administrative expenses were $3.0 million or 16% of sales in 2004 compared to $3.2 million or 17% of sales in 2005. The increase in selling, general and administrative expenses was principally due to an increase in the provision for doubtful accounts.

        Operating income from continuing operations decreased from $6.7 million in 2004 to $4.9 million in 2005. The decrease in operating income was principally due to the lower gross profit rate as explained above.

Retail

        Net sales increased $0.3 million, or 18%, from $1.5 million in 2004 to $1.8 million in 2005. The increase was due to the opening of a new retail store in June 2004 (which operated during the first quarter of 2005, but not the first quarter of 2004).

        Gross profit as a percentage of net sales was 60% and 50% in the first quarter of 2004 and 2005, respectively. The decrease in the gross profit percentage was due to higher markdowns and an increase in the provision for excess Time to Celebrate inventory.

        Selling, general and administrative expenses were $1.8 million in 2004 compared to $2.1 million in 2005. The increase in selling, general and administrative expenses was principally due to the opening of the new retail store in June 2004.

        Operating loss from continuing operations increased from $0.9 million in 2004 to $1.2 million in 2005. The increase in loss from operations was principally due to the opening of the new retail store in June 2004. The Company’s retail operations historically generate losses from operations in the first three quarters of the Company’s fiscal year and income from operations during the fourth quarter.

Corporate

        Unallocated general and administrative expense was $7.9 million in the first quarter of both 2004 and 2005.

Provision for Income Taxes

        The effective income tax rate was 36% during the first quarter of both 2004 and 2005.

Loss from Discontinued Operations, Net of Tax

        The Company completed the closing of its Geppeddo subsidiary during the first quarter of 2004 and classified its results as discontinued operations for all periods presented.

SEASONALITY AND WHOLESALE CUSTOMER ORDERS

	Wholesale Customer Orders Entered (1) (In millions)
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Total
2003	$104	$34	$22	$3	$163
2004	101	30	19	2	152
2005	85	—	—	—	—

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

        Wholesale customer orders decreased $15.7 million, or 15.5%, from $101.0 million in the first quarter of 2004 to $85.3 million in the first quarter of 2005. Orders for the Company’s Giftware products were down 12% while Village product orders were down 19%. Orders for both Giftware and Village products continue to be negatively impacted by cautious buying patterns and the continued attrition among the Company’s dealers.

        Historically, due to the timing of wholesale trade shows early in the calendar year, the Company has received the majority of its total annual wholesale customer orders during the first quarter of each year. The Company entered 67% and 63% of its total net annual wholesale orders during the first quarter of 2004 and 2003, respectively. Cancellations of total annual wholesale customer orders were 8% in 2004 and 7% in 2003. Orders not shipped in a particular year, net of cancellations, are carried into backlog for the following year and have historically been orders for Spring and Easter products. The Company’s backlog of wholesale customer orders was $86.4 million and $70.2 million at April 3, 2004 and April 2, 2005, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows from Operations

        Net cash used in operating activities decreased $3.5 million, from $4.6 million in 2004 to $1.1 million in 2005, principally due to higher cash collections and lower net income tax payments, partially offset by higher inventory purchases.

        Accounts receivable, net of reserves, which principally consists of wholesale trade receivables, increased from $15.5 million at April 3, 2004 to $21.0 million at April 2, 2005. Accounts receivable increased due to a $2.0 million increase in sales of spring seasonal merchandise with payment due dates after the end of the first quarter, with the balance of the increase coming from slower customer payments. Management believes it has adequately provided for doubtful accounts.

        Inventories increased from $13.1 million at April 3, 2004 to $18.4 million at April 2, 2005. The increase was principally due to the timing of receipt of wholesale inventory from overseas vendors, higher retail segment inventories resulting from the addition of a new retail store and an increase in Time to Celebrate operations.

        Because the Company’s wholesale business is not capital intensive, the Company has historically not incurred significant capital expenditures. Capital expenditures were $0.4 million in the first quarter of 2004 and $0.1 million in the first quarter of 2005.

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

        Consistent with customary practice in the giftware industry, the Company offers extended payment terms to many of its wholesale customers. This practice has typically created significant working capital requirements in the second and third quarters that the Company has generally financed with its cash balances and/or seasonal borrowings under its revolving credit facility. The Company’s cash and cash equivalents and short-term investment balances peak early in the first quarter of the subsequent year, following the collection of wholesale customer accounts receivable with extended payment terms and cash receipts from the Company’s retail operations.

        The Company’s revolving credit facility provides for borrowings of up to $75 million, which may be in the form of letters of credit and revolving credit loans. The letters of credit are issued primarily in connection with inventory purchases. Borrowings under the credit agreement are subject to certain borrowing base limitations (as defined in the agreement). The Company’s borrowing capacity under the revolving credit facility as of April 2, 2005 was $75 million and will fluctuate during 2005 based on accounts receivable and inventory levels. The credit agreement includes restrictions as to, among other things, the amount of additional indebtedness, liens, contingent obligations, investments and dividends. Under the most restrictive of these covenants, approximately $244 million of the Company’s $299 million retained earnings balance at April 2, 2005 were restricted. The credit agreement also requires maintenance of minimum levels of interest coverage, net worth and maximum levels of leverage, in each case at the end of each fiscal quarter. None of these restrictions are expected to have a material adverse effect on the Company’s ability to operate in the foreseeable future.

OFF-BALANCE SHEET ARRANGEMENTS

        The Company does not have off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

        The Company had open purchase orders to suppliers of $24.2 million at the end of the first quarter of 2005 compared to $8.3 million and $19.5 million at January 1, 2005 and April 3, 2004, respectively. There were no other material changes in contractual obligations from those disclosed in the Company’s 2004 Annual Report on Form 10-K.

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

        Allowance for Doubtful Accounts – An allowance is established for estimated uncollectible accounts receivable. The required allowance is determined by reviewing customer accounts and making estimates of amounts that may be uncollectible. Factors considered in determining the amount of the reserve include the age of the receivable, the financial condition of the customer, general business, economic and political conditions, and other relevant facts and circumstances. Additionally, since the majority of the Company’s wholesale sales have dating terms which come due in November and December, the Company does not have visibility into overdue balances for most of its wholesale customers until the fourth quarter of its fiscal year. Due to the seasonality of the Company’s business, the extended dating terms provided to customers and the relative size of accounts receivable balances at year – end, it is not uncommon for the Company to experience fluctuations in the provision for bad debt expense from quarter to quarter as the Company refines its estimate. Unexpected changes in the aforementioned factors would result in materially different amounts for this item. In addition, results could be materially different if economic conditions worsened for the Company’s customers.

        Valuation of Long-Lived Assets – Long-lived assets on the Company’s consolidated balance sheet consist primarily of property and equipment. The Company periodically reviews the carrying value of these assets based, in part, upon projections of anticipated undiscounted cash flows. Management undertakes this review when facts and circumstances suggest that cash flows emanating from those assets may be diminished. Any impairment charge recorded reduces earnings. While the Company believes future estimates are reasonable, different assumptions regarding items such as future cash flows and the volatility inherent in markets within which the Company operates could affect evaluations and result in impairment charges against the carrying value of those assets.

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

Notes concerning forward-looking statements:
Any conclusions or expectations expressed in, or drawn from, the statements in this filing concerning matters that are not historical corporate financial results are “forward-looking statements” that involve risks and uncertainties. These statements are based on management’s estimates, assumptions and projections as of today and are not guarantees of future performance. Actual results may vary materially from forward-looking statements and the assumptions on which they are based. The Company undertakes no obligation to update or publish in the future any forward-looking statements. Please read the bases, assumptions and factors set out in Item 7 in the Company’s Form 10-K for 2004 dated March 17, 2005 and filed under the Securities Exchange Act of 1934, all of which is incorporated herein by reference and applicable to the forward-looking statements set forth herein.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

        There has been no significant change in the Company’s exposure to market risk since year end. The Company’s risk is limited to interest rate risk associated with investment balances and credit instruments as well as foreign currency exchange rate risk.

Item 4.    Controls and Procedures

        As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that those disclosure controls and procedures were effective.

        There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 6.    Exhibits

        The following documents are exhibits to this Report:

3.1	Restated Certificate of Incorporation of the Company. (Incorporated herein by reference to Exhibit 3.1 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 3, 1993. SEC File No. 1-11908.)

3.2	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of the Company. (Incorporated herein by reference to Exhibit 1.1 of Registrant’s Amendment No. 1, dated May 12, 1997, to Registration Statement on Form 8-A, dated April 23, 1997. SEC File No. 1-11908.)

3.3	Restated By-Laws of the Company. (Incorporated herein by reference to Exhibit 3.2 of Registrant’s Registration Statement on Form S-1, No. 33-61514 and to Exhibits 1 and 2 of Registrant’s Current Report on Form 8-K dated February 15, 1996. SEC File No. 1-11908.)

4.1	Specimen Form of Company’s Common Stock Certificate. (Incorporated herein by reference to Exhibit 4.1 of Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994. SEC File No. 1-11908.)

4.2	Rights Agreement (including Exhibits A, B and C thereto) dated as of April 23, 1997, between the Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent. (Incorporated herein by reference to Exhibit 1 of Registrant's Registration Statement on Form 8-A, dated April 23, 1997. SEC File No. 1-11908.)

4.3	First Amendment dated as of March 13, 1998, to Rights Agreement between the Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent. (Incorporated herein by reference to Exhibit 1 to Registrant's Amendment No. 2, dated March 16, 1998, to Registration Statement on Form 8-A, dated April 23, 1997. SEC File No. 1-11908.)

4.4	Amendment No. 2 to Rights Agreement, dated as of February 25, 1999, between the Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent. (Incorporated herein by reference to Exhibit 99.2 of Registrant's Current Report on Form 8-K dated February 26, 1999. SEC File No. 1-11908.)

4.5	Letter Agreement Adopting the Rights Agreement, dated as of March 14, 2005, between the Company and Wells Fargo Shareholder Services, as Rights Agent. (Incorporated herein by reference to Exhibit 4.5 of

Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 2005. SEC File No. 1-11908.)

11.1	Computation of net loss per share *

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 *

* Filed herewith

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEPARTMENT 56, INC.

Date: May 12, 2005	/s/ Susan E. Engel
Susan E. Engel Chairwoman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2005	/s/ Timothy J. Schugel
Timothy J. Schugel Chief Financial Officer and Executive Vice President (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Name	Page Number

11.1	Computation of net loss per share

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350