Form 10-Q
period 2005-07-02
DEPARTMENT 56 INC
filed 2005-08-10
CIK 902270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   July 2, 2005

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

Yes    X      No

        As of July 29, 2005, 13,789,248 shares of the registrant’s common stock, par value $.01 per share, were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements

DEPARTMENT 56, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands)

ASSETS

	JULY 2, 2005	JANUARY 1, 2005	JULY 3, 2004
CURRENT ASSETS:
Cash and cash equivalents	$10,858	$33,756	$821
Short-term investments	10,000	11,150	1,000
Accounts receivable, net	43,370	28,488	51,923
Inventories	28,083	15,998	19,368
Deferred taxes	3,943	4,304	3,740
Other current assets	3,951	3,045	2,902

Total current assets	100,205	96,741	79,754

PROPERTY AND EQUIPMENT, net	14,639	15,933	16,937
GOODWILL	37,074	37,074	37,074
TRADEMARKS AND OTHER INTANGIBLES, net	14,347	14,417	14,487
MARKETABLE SECURITIES	2,260	2,930	3,434
OTHER ASSETS	105	293	306

	$168,630	$167,388	$151,992

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$7,236	$6,028	$5,852
Accrued compensation and benefits payable	2,274	5,339	3,849
Income tax payable	2,525	1,547	4,300
Other current liabilities	1,008	1,533	1,166

Total current liabilities	13,043	14,447	15,167

DEFERRED COMPENSATION OBLIGATION	2,260	2,929	3,439
DEFERRED TAXES	5,465	5,425	4,474
DEFERRED RENT	685	830	992
STOCKHOLDERS’ EQUITY	147,177	143,757	127,920

	$168,630	$167,388	$151,992

See notes to condensed consolidated financial statements.

DEPARTMENT 56, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share amounts)

	13 WEEKS ENDED JULY 2, 2005	13 WEEKS ENDED JULY 3, 2004
NET SALES	$36,885	$48,980
COST OF SALES	19,246	22,493

Gross profit	17,639	26,487

OPERATING EXPENSES –
Selling, general, and administrative	11,213	12,480

OPERATING INCOME FROM CONTINUING OPERATIONS	6,426	14,007

OTHER EXPENSE (INCOME):
Interest expense	112	113
Litigation settlement	—	(6,871)
Other, net	(123)	1

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	6,437	20,764

INCOME TAX EXPENSE	2,317	7,475

INCOME FROM CONTINUING OPERATIONS	4,120	13,289

INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	—	124

NET INCOME	$4,120	$13,413

INCOME PER SHARE – BASIC:
INCOME PER SHARE FROM CONTINUING OPERATIONS	$0.30	$1.00
INCOME PER SHARE FROM DISCONTINUED OPERATIONS	—	0.01

NET INCOME PER SHARE – BASIC	$0.30	$1.01

INCOME PER SHARE – ASSUMING DILUTION:
INCOME PER SHARE FROM CONTINUING OPERATIONS	$0.30	$0.98
INCOME PER SHARE FROM DISCONTINUED OPERATIONS	—	0.01

NET INCOME PER SHARE – ASSUMING DILUTION	$0.30	$0.99

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	13,676	13,302
ASSUMING DILUTION	13,748	13,519

See notes to condensed consolidated financial statements.

DEPARTMENT 56, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share amounts)

	26 WEEKS ENDED JULY 2, 2005	26 WEEKS ENDED JULY 3, 2004
NET SALES	$56,925	$69,225
COST OF SALES	30,380	32,194

Gross profit	26,545	37,031

OPERATING EXPENSES –
Selling, general, and administrative	24,284	25,116

OPERATING INCOME FROM CONTINUING OPERATIONS	2,261	11,915

OTHER EXPENSE (INCOME):
Interest expense	211	228
Litigation settlement	—	(6,871)
Other, net	(278)	83

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	2,328	18,475

INCOME TAX EXPENSE	838	6,652

INCOME FROM CONTINUING OPERATIONS	1,490	11,823

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	—	(1,372)

NET INCOME	$1,490	$10,451

INCOME PER SHARE – BASIC:
INCOME PER SHARE FROM CONTINUING OPERATIONS	$0.11	$0.89
LOSS PER SHARE FROM DISCONTINUED OPERATIONS	—	(0.10)

NET INCOME PER SHARE – BASIC	$0.11	$0.79

INCOME PER SHARE – ASSUMING DILUTION:
INCOME PER SHARE FROM CONTINUING OPERATIONS	$0.11	$0.88
LOSS PER SHARE FROM DISCONTINUED OPERATIONS	—	(0.10)

NET INCOME PER SHARE – ASSUMING DILUTION	$0.11	$0.78

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	13,644	13,241
ASSUMING DILUTION	13,800	13,427

See notes to condensed consolidated financial statements.

DEPARTMENT 56, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	26 WEEKS ENDED JULY 2, 2005	26 WEEKS ENDED JULY 3, 2004
CASH FLOWS FROM OPERATING ACTIVITIES –
Net cash used in operating activities	$(25,120)	$(23,521)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(452)	(1,158)
Net sale of available-for-sale securities	1,150	9,000

Net cash provided by investing activities	698	7,842

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of common stock options	1,524	2,738
Purchases of treasury stock	—	(42)

Net cash provided by financing activities	1,524	2,696

Net cash provided by operating activities of
discontinued operations	—	6,347

NET DECREASE IN CASH AND
CASH EQUIVALENTS	(22,898)	(6,636)

CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD	33,756	7,457

CASH AND CASH EQUIVALENTS AT END
OF PERIOD	$10,858	$821

SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION –
Depreciation expense	$1,730	$1,887
Cash paid (received) for:
Interest	170	449
Income taxes	(790)	1,114

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

        The results of operations for the quarter and 26 weeks ended July 2, 2005 are not necessarily indicative of the results for the full fiscal year. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the 2004 Annual Report to Stockholders and Annual Report on Form 10-K as filed by Department 56, Inc. (the Company) with the Securities and Exchange Commission. Comprehensive income for the periods ended July 2, 2005 and July 3, 2004 was equivalent to reported net income.

        Reclassifications – Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no impact on net income or retained earnings as presented.

        Auction rate securities, previously classified as cash and cash equivalents, are now classified as short-term investments for all periods presented. The Company classifies these short-term investments as “available for sale” securities under SFAS No. 115. As of July 2, 2005, January 1, 2005, and July 3, 2004, auction rate securities were $10,000, $11,150, and $1,000, respectively.

        Deferred rent, previously fully classified in accounts payable, is now presented with its non-current portion as a separately captioned non-current liability for all periods presented. Certain of the Company’s operating leases contain predetermined fixed escalations of minimum rentals during the original lease terms. For these leases, the Company recognizes the related rent expense on a straight-line basis over the life of the lease and records the difference between the amounts charged to operations and amounts paid as deferred rent in accordance with SFAS No. 13. The Company also receives certain lease incentives in conjunction with entering into operating leases. These lease incentives, which are typically in the form of cash or rent abatements, are recorded as deferred rent at the beginning of the lease term or when certain performance criteria articulated in the lease are met and recognized as a reduction of rent expense over the lease term. As of July 2, 2005, January 1, 2005, and July 3, 2004, deferred rent, including current portion, was $839, $961, and $1,093, respectively.

2.    Income per Common Share

        Net income per common share is calculated by dividing net income by the weighted average number of shares outstanding during the period. Net income per common share assuming dilution reflects per share amounts that would have resulted had the Company’s dilutive outstanding stock options been converted to common stock. Restricted stock is considered outstanding on the date the stock becomes vested when computing net income per common share – basic. Restricted stock, to the extent it is probable that the stock will become vested, is considered outstanding on the grant date when computing net income per common share – assuming dilution.

3.    Litigation Settlement

        On May 5, 2004, the Company agreed to settle tort and warranty claims it brought against a third party. Under the settlement, the Company received net cash proceeds (before income taxes) of $6,871.

4.    Discontinued Operations

        In December 2003, the Company committed to a plan to cease operations of its Geppeddo seasonal kiosk business. Geppeddo ceased operations during the first quarter of 2004, and in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company has classified Geppeddo’s results in discontinued operations for all periods presented. Geppeddo’s sales for the first half of 2004 were $3,396 all of which were recorded in the first quarter.

5.    Stock-Based Compensation

        The Company accounts for its stock option plans using the intrinsic value method and has adopted the “disclosure only” provisions of SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. Accordingly, no compensation cost has been recognized for stock options granted. Had compensation cost been determined based upon fair value (using the Black-Scholes option-pricing method) at the grant date for awards under these plans, the Company’s net income and income per share would have been reduced as follows:

	13 WEEKS ENDED JULY 2, 2005	13 WEEKS ENDED JULY 3, 2004	26 WEEKS ENDED JULY 2, 2005	26 WEEKS ENDED JULY 3, 2004
Net income:
As reported	$4,120	$13,413	$1,490	$10,451
Stock-based compensation, net of related tax effects	(311)	(789)	(975)	(1,092)

Pro forma	$3,809	$12,624	$515	$9,359

Net income per common share – basic:
As reported	$0.30	$1.01	$0.11	$0.79
Pro forma	0.28	0.95	0.04	0.71

Net income per common share – assuming dilution:
As reported	$0.30	$0.99	$0.11	$0.78
Pro forma	0.28	0.93	0.04	0.70

6.    Goodwill and Other Intangible Assets

        The Company accounts for its goodwill and other intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets. The Company has determined that its trademarks are indefinite-lived intangible assets.

In accordance with SFAS No. 142, the Company will continue to amortize its finite-lived intangible assets, which currently consist of non-compete agreements. Amortization of non-compete agreements was $35 for the second quarter and $70 for the first half of both 2004 and 2005. Expected annual amortization expense for non-compete agreements recorded as of January 1, 2005 is as follows:

2005	$140
2006	140
2007	140
2008	140
2009	96
Thereafter	—

$656

        The above amortization expense forecast is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, impairment of intangible assets, accelerated amortization of intangible assets, and other events.

        Included in Goodwill and Trademarks and Other Intangibles on the Company’s condensed consolidated balance sheets as of July 2, 2005, January 1, 2005 and July 3, 2004, are the following acquired intangible assets for the wholesale segment (net of accumulated amortization). Accumulated amortization of non-compete agreements was $2,119, $2,049 and $1,979 as of July 2, 2005, January 1, 2005 and July 3, 2004, respectively.

	JULY 2, 2005	JANUARY 1, 2005	JULY 3, 2004
Goodwill	$37,074	$37,074	$37,074
Trademarks	13,761	13,761	13,761
Non-compete agreements	586	656	726

	$51,421	$51,491	$51,561

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

(In thousands)	13 WEEKS ENDED JULY 2, 2005	% of Net Sales	13 WEEKS ENDED JULY 3, 2004	% of Net Sales	26 WEEKS ENDED JULY 2, 2005	% of Net Sales	26 WEEKS ENDED JULY 3, 2004	% of Net Sales
WHOLESALE:
Village sales	$15,070	43%	$25,077	53%	$25,264	48%	$34,810	53%
Giftware sales	19,729	57	22,226	47	27,809	52	31,241	47

Net sales	$34,799	100	$47,303	100	$53,073	100	$66,051	100
Gross Margin	16,480	47	25,463	54	24,513	46	35,106	53
Selling expenses	3,249	9	3,591	8	6,406	12	6,573	10
Operating income
from continuing operations	13,231	38	21,872	46	18,107	34	28,533	43

RETAIL:
Net sales	$2,086	100	$1,677	100	$3,852	100	$3,174	100
Gross Margin	1,159	56	1,024	61	2,032	53	1,925	61
Selling expenses	1,718	82	1,933	115	3,776	98	3,728	118
Operating loss
from continuing operations	(559)	(27)	(909)	(54)	(1,744)	(45)	(1,803)	(57)

CORPORATE –
Unallocated general and
administrative expenses	$6,246		$6,956		$14,102		$14,815

CONSOLIDATED:
Net sales	$36,885	100	$48,980	100	$56,925	100	$69,225	100
Operating income from
continuing operations	6,426	17	14,007	29	2,261	4	11,915	17

8.    New Accounting Pronouncements

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

9.    Subsequent Event

        As indicated on Form 8K dated July 22, 2005, the Company entered into a definitive stock purchase agreement with Brown-Forman Corporation, a Delaware Corporation, to acquire all of the outstanding stock of Lenox, Inc., a New Jersey corporation, from Brown-Forman, for $190.0 million in cash, subject to a post-closing working capital adjustment. Early termination of applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, has been granted. Closing of the acquisition is subject to obtaining financing (as to which the Company has secured a commitment letter) and certain other customary conditions to closing, including the accuracy of the representations and warranties in the agreement. The transaction is expected to close in the third calendar quarter of 2005.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

        This Item should be read in conjunction with the segment financial table presented in Note 7 to the Condensed Consolidated Financial Statements. Other components of the statement of operations which are classified below income from operations (i.e. interest expense, provision for income taxes, etc.) are not allocated by segment and are discussed separately.

Comparison of Results of Operations for the Quarter Ended July 2, 2005 to the Quarter Ended July 3, 2004.

Wholesale

        Net sales decreased $12.5 million, or 26%, from $47.3 million in 2004 to $34.8 million in 2005. The decrease in wholesale sales was principally due to a reduction in product shipments as a result of the decline in the Company’s wholesale order rate. Wholesale shipments in the second quarter were also impacted by the shift in the Company’s order mix from independent gift retailers to department store and national accounts. The Company should benefit from this shift in the third quarter when it typically ships department store and national accounts.

        Gross profit as a percentage of net sales was 54% and 47% in the second quarter of 2004 and 2005, respectively. The decrease in the gross profit percentage was principally due to the Company’s more aggressive pricing of many of its new items and its decision not to pass on cost increases on some of its existing items.

        Selling expenses were $3.6 million or 8% of sales in 2004 compared to $3.2 million or 9% of sales in 2005. The decrease in selling expenses was principally due to a decrease in commissions and sales and showroom expenses.

        Operating income from continuing operations decreased from $21.9 million in 2004 to $13.2 million in 2005. The decrease in operating income was principally due to the reduction in product shipments as explained above.

Retail

        Net sales increased $0.4 million, or 24%, from $1.7 million in 2004 to $2.1 million in 2005. The increase was principally due to increased Time to Celebrate revenue.

        Gross profit as a percentage of net sales was 61% and 56% in the second quarter of 2004 and 2005, respectively. The decrease in the gross profit percentage was due to higher markdowns and lower wholesale product margins as explained above.

        Selling expenses were $1.9 million in 2004 compared to $1.7 million in 2005. The decrease in selling expenses was principally due to lower employee incentive expense.

        Operating loss from continuing operations decreased from $0.9 million in 2004 to $0.6 million in 2005. The decrease in loss from continuing operations was principally due to lower selling expenses as explained above.

Corporate

        Unallocated general and administrative expense was $7.0 million in the second quarter of 2004 compared to $6.2 million in 2005. The decrease was principally due to lower employee incentive expense.

Provision for Income Taxes

        The effective income tax rate was 36% during the second quarter of both 2004 and 2005.

Income from Discontinued Operations, Net of Tax

        The Company completed the closing of its Geppeddo subsidiary during the first quarter of 2004 and classified its results as discontinued operations for all periods presented. The income from discontinued operations in the second quarter of 2004 is due to actual costs being less than estimated.

Comparison of Results of Operations for the 26 Weeks Ended July 2, 2005 to the 26 Weeks Ended July 3, 2004.

Wholesale

        Net sales decreased $13.0 million, or 20%, from $66.1 million in 2004 to $53.1 million in 2005. The decrease in wholesale sales was principally due to a reduction in product shipments as a result of the decline in the Company’s wholesale order rate.

        Gross profit as a percentage of net sales was 53% and 46% in the first half of 2004 and 2005, respectively. The decrease in the gross profit percentage was principally due to the Company’s more aggressive pricing of many of its new items and its decision not to pass on cost increases on some of its existing items as well as an increase of $0.8 million in the provision for excess inventory recorded in the first quarter of 2005 as a result of lower wholesale orders.

        Selling expenses were $6.6 million or 10% of sales in 2004 compared to $6.4 million or 12% of sales in 2005. The decrease in selling expenses was principally due to a decrease in commissions and sales and showroom expenses of $0.7 million, offset by a $0.6 million increase in the provision for doubtful accounts.

        Operating income from continuing operations decreased from $28.5 million in 2004 to $18.1 million in 2005. The decrease in operating income was principally due to the reduction in product shipments as explained above.

Retail

        Net sales increased $0.7 million, or 21%, from $3.2 million in 2004 to $3.9 million in 2005. Approximately one half of the increase was due to increased Time to Celebrate revenue with the remaining increase principally due to the opening of a new retail store in June 2004 (which operated during the entire first half of 2005, but only a portion of the first half of 2004).

        Gross profit as a percentage of net sales was 61% and 53% in the first half of 2004 and 2005, respectively. The decrease in the gross profit percentage was due to higher markdowns and lower wholesale product margins as explained above.

        Selling expenses were $3.7 million in 2004 compared to $3.8 million in 2005. The increase in selling expenses was principally due to in the opening of the new retail store in June 2004.

        Operating loss from continuing operations decreased from $1.8 million in 2004 to $1.7 million in 2005. The decrease in loss from operations was principally due to higher sales as explained above.

Corporate

        Unallocated general and administrative expense was $14.8 million in the first half of 2004 compared to $14.1 in the first half of 2005. The decrease was principally due to lower employee incentive expense.

Provision for Income Taxes

        The effective income tax rate was 36% during the first half of both 2004 and 2005.

Loss from Discontinued Operations, Net of Tax

        The Company completed the closing of its Geppeddo subsidiary during the first quarter of 2004 and classified its results as discontinued operations for all periods presented.

SEASONALITY AND WHOLESALE CUSTOMER ORDERS

Wholesale Customer Orders Entered (1)
(In millions)

	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Total
2003	$104	$34	$22	$3	$163
2004	101	30	19	2	152
2005	85	23	—	—	—

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

        Wholesale customer orders decreased $22.1 million, or 17%, from $130.6 million in the first half of 2004 to $108.5 million in the first half of 2005. Orders for the Company’s Giftware products of $57.8 million were down 13% while Village product orders of $50.7 million were down 21%. Orders for both Giftware and Village products continue to be negatively impacted by cautious buying patterns and the continued attrition among the Company’s dealers.

        Historically, due to the timing of wholesale trade shows early in the calendar year, the Company has received the majority of its total annual wholesale customer orders during the first quarter of each year. The Company entered 67% and 63% of its total net annual wholesale orders during the first quarter of 2004 and 2003, respectively. Cancellations of total annual wholesale customer orders were 8% in 2004 and 7% in 2003. Orders not shipped in a particular year, net of cancellations, are carried into backlog for the following year and have historically been orders for Spring and Easter products. The Company’s backlog of wholesale customer orders was $69.2 million and $58.7 million at July 3, 2004 and July 2, 2005, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows from Operations

        Net cash used in operating activities increased $1.6 million, from $23.5 million in 2004 to $25.1 million in 2005, principally due to higher inventory purchases and the $6.9 million net proceeds (before income taxes) received in the second quarter of 2004 as a result of the Company’s litigation settlement (see Note 3 to the condensed consolidated financial statements), partially offset by higher cash collections, lower net income tax payments and decreased expenditures.

        Accounts receivable, net of reserves, which principally consists of wholesale trade receivables, decreased from $51.9 million at July 3, 2004 to $43.4 million at July 2, 2005. Accounts receivable decreased due to the decrease in wholesale revenues.

        Inventories increased from $19.4 million at July 3, 2004 to $28.1 million at July 2, 2005. The increase was principally due to the timing of receipt of wholesale inventory from overseas vendors.

        Because the Company’s wholesale business is not capital intensive, the Company has historically not incurred significant capital expenditures. Capital expenditures for the second quarter and first half of 2004 were $0.8 million and $1.2 million, respectively, compared to $0.4 million and $0.5 million in the second quarter and first half of 2005.

Sources of Liquidity

        The Company’s primary source of cash is the funds generated from operations. Additionally, the Company has a revolving credit facility available for working capital and investment needs as described below. As part of the Company’s planned acquisition as described in Note 9 to the Condensed Consolidated Financial Statements, the Company is currently negotiating a new credit facility that will replace its existing credit facility which is not set to expire until November 2006. Based on current levels of operations, the Company believes its funds generated from operations, its available cash, and its revolving credit facility (and contemplated replacement credit facility) will be sufficient to finance any capital expenditures, contractual obligations or strategic initiatives in the foreseeable future.

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

        The Company’s existing revolving credit facility provides for borrowings of up to $75 million, which may be in the form of letters of credit and revolving credit loans. The letters of credit are issued primarily in connection with inventory purchases. Borrowings under the credit agreement are subject to certain borrowing base limitations (as defined in the agreement). The Company’s borrowing capacity under the revolving credit facility as of July 2, 2005 was $36.7 million and will fluctuate during 2005 based on accounts receivable and inventory levels. The credit agreement includes restrictions as to, among other things, the amount of additional indebtedness, liens, contingent obligations, investments and dividends. Under the most restrictive of these covenants, approximately $244 million of the Company’s $303 million retained earnings balance at July 2, 2005 were restricted. The credit agreement also requires maintenance of minimum levels of interest coverage, net worth and maximum levels of leverage, in each case at the end of each fiscal quarter. None of these restrictions, nor any contemplated restrictions under the replacement credit facility currently being negotiated, are expected to have a material adverse effect on the Company’s ability to operate in the foreseeable future.

OFF-BALANCE SHEET ARRANGEMENTS

        The Company does not have off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

        The Company had open purchase orders to suppliers of $11.8 million at the end of the second quarter of 2005 compared to $8.3 million and $14.4 million at January 1, 2005 and July 3, 2004, respectively. The Company had unearned royalty guarantees of $0.8 million at the end of the second quarter of 2005 compared to $1.4 million and $0.5 at January 1, 2005 and July 3, 2004, respectively. There were no other material changes in contractual obligations from those disclosed in the Company’s 2004 Annual Report on Form 10-K.

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

        The Company does not accept returns from wholesale customers without its prior authorization. Returns are typically accepted only for damaged or defective goods, or shipping discrepancies. The Company reserves the right to refuse authorization of any returns and to discard any unauthorized returns. If the Company accepts an unauthorized return or if a return is the result of a customer error, the wholesale customer may be subject to a handling charge. The Company reserves the right to cancel open orders or backorders for those wholesale customers who abuse or excessively use return privileges.

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

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

        The following legal matter became a reportable event during the quarter covered by this Form 10-Q. Ashley Seaberg v. Department 56, Inc. and Time to Celebrate, U.S. District Court, District of Oregon, Case No. 04-CV-918MO, filed May 26, 2004. This is a product liability case where plaintiff claims that a strand of flicker lights from defendant Time to Celebrate started a house fire. On May 16, 2005, the court granted plaintiff’s motion to amend the complaint to add a claim for $10 million in punitive damages. Trial is set for October 2005.

Item 4.    Submission of Matters to a Vote of Security Holders

        The following matters were submitted to a vote of security holders during the Company’s Annual Meeting of Stockholders held on May 18, 2005.

Description of Matter:

1.	Election of Directors	Votes Cast For	Authority Withheld
	Susan E. Engel	13,184,712	136,880
	James E. Bloom	13,101,833	219,759
	Michael R. Francis	13,185,702	135,890
	Charles N. Hayssen	13,185,012	136,580
	Stewart M. Kasen	13,087,500	234,092
	Reatha Clark King	13,164,419	157,173
	Vin Weber	13,154,426	167,166

		For	Against	Abstain	Broker Non-Votes
2.	Ratification of Deloitte & Touche LLP	13,259,406	60,214	1,972	0
	as independent registered
	public accounting firm

Item 6.    Exhibits

        The following documents are exhibits to this Report:

3.1	Restated Certificate of Incorporation of the Company. (Incorporated herein by reference to Exhibit 3.1 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 3, 1993. SEC File No. 1-11908.)

3.2	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of the Company. (Incorporated herein by reference to Exhibit 1.1 of Registrant’s Amendment No. 1, dated May 12, 1997, to Registration Statement on Form 8-A, dated April 23, 1997. SEC File No. 1-11908.)

3.3	Restated By-Laws of the Company. (Incorporated herein by reference to Exhibit 3.2 of Registrant’s Registration Statement on Form S-1, No. 33-61514 and to Exhibits 1 and 2 of Registrant’s Current Report on Form 8-K dated February 15, 1996. SEC File No. 1-11908.)

4.1	Specimen Form of Company’s Common Stock Certificate. (Incorporated herein by reference to Exhibit 4.1 of Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994. SEC File No. 1-11908.)

4.2	Rights Agreement (including Exhibits A, B and C thereto) dated as of April 23, 1997, between the Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent. (Incorporated herein by reference to Exhibit 1 of Registrant’s Registration Statement on Form 8-A, dated April 23, 1997. SEC File No. 1-11908.)

4.3	First Amendment dated as of March 13, 1998, to Rights Agreement between the Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent. (Incorporated herein by reference to Exhibit 1 to Registrant’s Amendment No. 2, dated March 16, 1998, to Registration Statement on Form 8-A, dated April 23, 1997. SEC File No. 1-11908.)

4.4	Amendment No. 2 to Rights Agreement, dated as of February 25, 1999, between the Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent. (Incorporated herein by reference to Exhibit 99.2 of Registrant’s Current Report on Form 8-K dated February 26, 1999. SEC File No. 1-11908.)

4.5	Letter Agreement Adopting the Rights Agreement, dated as of March 14, 2005, between the Company and Wells Fargo Shareholder Services, as Rights Agent. (Incorporated herein by reference to Exhibit 4.5 of Registrant’s Annual Report on Form 10-K for the fiscal year ended January 1, 2005. SEC File No. 1-11908.)

11.1	Computation of net income per share *

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 *

*  Filed herewith

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEPARTMENT 56, INC.

Date: August 10, 2005	/s/ Susan E. Engel
Susan E. Engel Chairwoman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2005	/s/ Timothy J. Schugel
Timothy J. Schugel Chief Financial Officer and Executive Vice President (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Name

11.1	Computation of net income per share

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350