Form 10-Q
period 2005-10-01
DEPARTMENT 56 INC
filed 2005-11-10
CIK 902270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended: October 1, 2005

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

Not Applicable
(Former name, former address, and former fiscal year if changed since last report)

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
Yes  ☒    No  ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒

        As of November 4, 2005, 13,905,651 shares of the registrant’s common stock, par value $.01 per share, were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements

DEPARTMENT 56, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands)

ASSETS

	OCTOBER 1, 2005	JANUARY 1, 2005	OCTOBER 2, 2004

CURRENT ASSETS:
Cash and cash equivalents	$1,772	$33,756	$2,277
Short-term investments	—	11,150	—
Accounts receivable, net	128,801	28,488	82,977
Inventories	141,136	15,998	18,090
Deferred taxes	8,168	4,304	4,487
Other current assets	13,613	3,045	2,331

Total current assets	293,490	96,741	110,162

PROPERTY AND EQUIPMENT, net	90,889	15,933	16,710
GOODWILL, net	58,183	37,074	37,074
TRADEMARKS, net	109,951	13,761	13,761
OTHER INTANGIBLES, net	18,338	656	691
MARKETABLE SECURITIES	2,349	2,930	2,878
DEFERRED TAXES	4,818	—	—
OTHER ASSETS	12,164	293	312

	$590,182	$167,388	$181,588

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current maturities of long term debt	$7,500
Borrowings on revolving credit facility	121,500		$15,000
Accounts payable	39,043	$6,028	4,923
Accrued compensation and benefits payable	17,092	5,339	5,984
Income tax payable	11,598	1,547	7,009
Severance and restructuring reserves	14,503	—	—
Other current liabilities	6,334	1,533	1,409

Total current liabilities	217,570	14,447	34,325

DEFERRED COMPENSATION OBLIGATION	2,353	2,929	2,883
PENSION OBLIGATIONS	85,476	—	—
POSTRETIREMENT OBLIGATIONS	28,218	—	—
DEFERRED TAXES	—	5,425	4,754
LONG TERM DEBT	92,750	—	—
OTHER NONCURRENT LIABILITIES	5,014	830	849
STOCKHOLDERS’ EQUITY	158,801	143,757	138,777

	$590,182	$167,388	$181,588

See notes to condensed consolidated financial statements.

DEPARTMENT 56, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share amounts)

	13 WEEKS ENDED OCTOBER 1, 2005	13 WEEKS ENDED OCTOBER 2, 2004

NET SALES	$99,879	$53,151
COST OF SALES	51,493	24,659

Gross profit	48,386	28,492

OPERATING EXPENSES:
Selling, general, and administrative	29,781	14,161

OPERATING INCOME FROM CONTINUING OPERATIONS	18,605	14,331

OTHER EXPENSE (INCOME):
Interest expense	1,670	220
Other, net	(468)	(278)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	17,403	14,389

INCOME TAX EXPENSE	6,341	5,180

INCOME FROM CONTINUING OPERATIONS	11,062	9,209

INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	—	—

NET INCOME	$11,062	$9,209

NET INCOME PER SHARE – BASIC:
INCOME PER SHARE FROM CONTINUING OPERATIONS	$0.81	$0.69
INCOME PER SHARE FROM DISCONTINUED OPERATIONS	—	—

NET INCOME PER SHARE – BASIC	$0.81	$0.69

NET INCOME PER SHARE – ASSUMING DILUTION:
INCOME PER SHARE FROM CONTINUING OPERATIONS	$0.81	$0.68
INCOME PER SHARE FROM DISCONTINUED OPERATIONS	—	—

NET INCOME PER SHARE – ASSUMING DILUTION	$0.81	$0.68

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	13,688	13,433
ASSUMING DILUTION	13,713	13,617

See notes to condensed consolidated financial statements.

DEPARTMENT 56, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share amounts)

	39 WEEKS ENDED OCTOBER 1, 2005	39 WEEKS ENDED OCTOBER 2, 2004

NET SALES	$156,804	$122,376
COST OF SALES	81,872	56,853

Gross profit	74,932	65,523

OPERATING EXPENSES:
Selling, general, and administrative	54,066	39,276

OPERATING INCOME FROM CONTINUING OPERATIONS	20,866	26,247

OTHER EXPENSE (INCOME):
Interest expense	1,881	449
Litigation settlement	—	(6,871)
Other, net	(746)	(195)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	19,731	32,864

INCOME TAX EXPENSE	7,179	11,832

INCOME FROM CONTINUING OPERATIONS	12,552	21,032

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	—	(1,372)

NET INCOME	$12,552	$19,660

INCOME PER SHARE – BASIC:
INCOME PER SHARE FROM CONTINUING OPERATIONS	$0.92	$1.58
LOSS PER SHARE FROM DISCONTINUED OPERATIONS	—	(0.10)

NET INCOME PER SHARE – BASIC	$0.92	$1.48

INCOME PER SHARE – ASSUMING DILUTION:
INCOME PER SHARE FROM CONTINUING OPERATIONS	$0.91	$1.56
LOSS PER SHARE FROM DISCONTINUED OPERATIONS	—	(0.10)

NET INCOME PER SHARE – ASSUMING DILUTION	$0.91	$1.46

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	13,661	13,303
ASSUMING DILUTION	13,786	13,489

See notes to condensed consolidated financial statements.

DEPARTMENT 56, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	39 WEEKS ENDED OCTOBER 1, 2005	39 WEEKS ENDED OCTOBER 2, 2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash used in operating activities	$(51,023)	$(38,695)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,090)	(1,905)
Proceeds from sale of assets	110	—
Net sale of available-for-sale securities	11,150	10,000
Acquisition	(204,036)	—

Net cash (used in) provided by investing activities	(193,866)	8,095

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of common stock options	1,538	4,125
Payments of deferred financing fees	(10,125)	—
Borrowings on revolving credit facility	121,500	15,000
Purchases of treasury stock	(8)	(52)
Borrowings on long-term debt	100,000	—

Net cash provided by financing activities	212,905	19,073

Net cash provided by operating activities of discontinued operations	—	6,347

NET DECREASE IN CASH AND CASH EQUIVALENTS	(31,984)	(5,180)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	33,756	7,457

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,772	$2,277

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION –
Depreciation expense	$3,510	$2,823
Amortization expense	287	105
Cash paid (received) for:
Interest	570	370
Income taxes	(765)	3,929

See notes to condensed consolidated financial statements.

DEPARTMENT 56, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except per share amounts)

1.      Summary of Significant Accounting Policies

Business – Department 56, Inc. and its subsidiaries (the Company) is a leading designer, distributor, wholesaler and retailer of fine quality tabletop, collectibles and other giftware products. The Company sells its product through gift, home accessory and specialty retailers, department stores, general merchandise chains, “Big Box” specialty chains, Company-owned retail stores, as well as direct to the consumer through catalogs, direct mail, the internet, and home shows. The Company markets its products principally under the Department 56, Lenox, Dansk and Gorham brand names. The majority of the Company’s products are developed and designed by the Company’s in-house creative team and are manufactured for the Company by independently owned foreign manufacturers located primarily in the People’s Republic of China. The Company also owns and operates two domestic manufacturing facilities that produce certain of its product. Approximately 3% of total revenue is derived from customers outside the United States and all long-lived assets are located within the United States.

Principles of Consolidation – The condensed consolidated financial statements of the Company include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Short-Term Investments – The Company’s short-term investments consist of Auction Rate Securities which represent funds available for current operations. In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, these short-term investments are classified as available-for-sale and are carried at cost, or par value which approximates the fair market value. These securities have stated maturities beyond three months but are priced and traded as short-term instruments due to the liquidity provided through the interest rate mechanism of 28 to 49 days.

Marketable Securities – The Company classifies the marketable securities designated to fund its deferred compensation plan as “trading” securities under SFAS No. 115. In accordance with the provisions of this statement, the investment balance is stated at fair market value, based on quoted market prices. Realized and unrealized gains and losses are reflected in earnings. As the assets designated to fund the deferred compensation plan reflect amounts due to employees (but available for general creditors of the Company in the event the Company becomes insolvent), the Company has recorded the investment balance as a non-current asset and has established a corresponding other long-term liability entitled “Deferred Compensation Obligation” on the Condensed Consolidated Balance Sheets.

Allowance for Doubtful Accounts – The Company records an allowance for estimated uncollectible accounts receivable based on an evaluation of its accounts receivable balance. This evaluation includes a number of factors including the age of the receivable, the financial condition of the customer, the current business environment, and the historical collection experience for customers of similar background and nature.

Inventories – Inventories consist of raw materials, work in process and finished goods and are stated at the lower of average cost, which approximates first-in, first-out cost, or net realizable value. For product sourced from independent manufacturers, the Company records inventory at the date of taking title, which typically occurs when product is delivered to a foreign port. As a result, at certain times during the year, the Company has significant in-transit quantities, as inventory is sourced primarily from the People’s Republic of China and other Pacific Rim countries. Each period, the Company adjusts identified excess and slow-moving inventory to its net realizable value.

Property and Equipment – Property and equipment are stated at cost. Depreciation is computed on a straight-line method over the estimated useful lives of the assets (or in the case of leasehold improvements, the shorter of the estimated useful lives or lease terms). Estimated useful lives of the Company’s property and equipment are as follows:

Leasehold improvements	7-10 years
Furniture and fixtures	5-7 years
Computer hardware and software	2-5 years
Tooling	3-5 years
Other equipment	3-10 years
Building and improvements	20-45 years

Major improvements and replacements of property are capitalized. Maintenance, repairs, and minor improvements are expensed.

Long-Lived Assets – The Company’s principal long-lived assets are its property and equipment which consists of its corporate headquarter buildings, its manufacturing facilities, its distribution centers, and the computer equipment, furniture and fixtures, machinery, and leasehold improvements at its corporate headquarter buildings, distribution centers, showrooms and retail stores. The Company annually reviews its long-lived assets for impairment.

Goodwill, Trademarks, and Other Intangible Assets – Goodwill represents the excess of the acquisition costs over the fair value of the net assets acquired. The Company’s recorded goodwill results from the 1992 purchase of the Company by Forstmann Little and the 2005 acquisition of Lenox, Inc. (Lenox) by the Company. The Company annually reviews its goodwill, trademarks, and other intangible assets for impairment.

Deferred Financing Fees – The Company amortizes deferred financing fees over the life of the related debt agreement. Deferred financing fee amortization is included in interest expense in the Company’s Condensed Consolidated Statements of Operations.

Revenue Recognition – The Company sells its products through wholesale channels, through Company-owned retail stores, and directly to consumers. Revenue from sales to wholesale customers and from sales direct to the consumer is recognized when shipped while revenue from sales of merchandise to retail customers is recognized at the time of sale. The Company believes that these are the times when persuasive evidence of an arrangement exists, delivery has occurred, the Company’s price is fixed and collectibility is reasonably assured. Revenue is recognized net of any applicable discounts and allowances. Customers, whether wholesale, retail or direct, do have the right to return product in certain limited situations. Such rights of return have not precluded revenue recognition because the Company has a long history with such returns on which it constructs a reserve.

Cost of Sales – The Company’s cost of sales principally includes the cost of product purchased from manufacturers, cost of manufactured product, inbound and outbound freight cost, duties, royalties, provisions for excess and obsolete product, and certain costs to develop new product samples, sculpt product, purchase and receive product, inspect product and warehouse product.

Selling, General and Administrative Expense – The Company’s selling, general and administrative expenses principally consist of sales force expense, compensation and benefit expense, facilities expense, bad debt expense, marketing and advertising expense, and other general and administrative expenses.

Advertising Expense – The Company records advertising expense in accordance with Statement of Position No. 93-7. Advertising expense is principally expensed when incurred. Certain direct response advertising costs are capitalized and amortized over periods not exceeding one year. Capitalized direct response advertising costs, included on the Company’s Condensed Consolidated Balance Sheets in other current assets for October 1, 2005, January 1, 2005, and October 2, 2004 were $4,073, $0, and $0, respectively. Advertising expense (including amortization of direct response advertising costs and “Payments to Customers” described below) for the three months ended October 1, 2005 and the nine months ended October 1, 2005 was $4,175 and $4,305, respectively; compared to the three months ended October 2, 2004 and nine months ended October 2, 2004 of $111 and $294, respectively. These amounts are included in selling, general and administrative expense within the Company’s Condensed Consolidated Statements of Operations.

Payments to Customers – The Company reimburses certain customers for cooperative advertising up to a predetermined percentage of the amount of product shipped to the customer. Cooperative advertising costs under this program are expensed when the product is shipped to the customer. Cooperative advertising expense for the three months ended October 1, 2005 and nine months ended October 1, 2005 was $86 and $143, respectively; compared to the three months ended October 2, 2004 and nine months ended October 2, 2004 of $108 and $286, respectively.

The Company also enters into agreements with select national retailers to participate in the cost of advertising, displaying, or marketing of the Company’s product (referred to as, “direct account support”). These direct account support costs are expensed when the advertising, display or marketing costs are incurred. Direct account support expense for the three months ended October 1, 2005 and the nine months ended October 1, 2005 was $866 and $858, respectively; compared to the three months ended October 2, 2004 and nine months ended October 2, 2004 of $0 and $26, respectively.

Product Development Expense – The Company’s product development costs consist principally of salaries for internal creative talent, royalties paid to outside artists, and costs incurred in developing product samples. The Company expenses as incurred the salaries of creative talent and records it in selling, general and administrative expense. The Company capitalizes into inventory the cost of royalties paid to outside artists and records it in cost of sales as the product is sold. The cost to develop product samples is expensed as incurred.

Freight Expense – Freight expenses for products shipped to customers (freight-out) are included in the cost of products sold, in accordance with Emerging Issues Task Force Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs.

Pre-Opening Costs – Non-capital expenditures associated with opening new Company-operated retail stores are expensed as incurred.

Income Taxes – Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.

Foreign Currency Exchange Rate Gains and Losses – The Company imports most of its products and, while the majority of these purchases are denominated in United States dollars, some of the purchases are denominated in foreign currency. In addition, the Company’s sales to Canadian customers are denominated in Canadian dollars. Foreign exchange rate gains and losses are included in other expense (income) within the accompanying Condensed Consolidated Statements of Operations. For the three and nine month periods ended October 1, 2005, the Company has benefited from the appreciation of the Canadian dollar relative to the United States dollar and recognized gains in foreign currency of $389 and $95, respectively; compared to a gain of $266 for the three months ended October 2, 2004 and a loss of $6 for the nine months ended October 2, 2004. The Company may periodically enter into foreign exchange contracts or build foreign currency deposits as a partial hedge against currency fluctuations. The Company has not entered into any foreign exchange contracts during fiscal 2005.

Pension and Postretirement Benefits – The Company sponsors various defined benefit pension plans as well as postretirement plans providing retiree health care and retiree life insurance benefits. Benefits are based on such factors as years of service and compensation level during employment. The benefits expected to be paid are expensed over the employee’s expected service. To determine the expected benefits to be paid, the Company has to make assumptions regarding interest rates, return on plan assets, the rate of salary increases, and expected health care trend rates. Actual experience different from these assumptions could result in materially different benefit payments.

Fair Value of Financial Instruments – The Company’s financial instruments are cash, short-term investments, marketable securities, accounts receivable, accounts payable, borrowings on revolving credit facility and long-term debt. The recorded amounts of cash, marketable securities, accounts receivable, accounts payable and borrowings on revolving credit facility approximate their fair value based on their short term nature. The recorded value of long term-debt approximates its fair market value as the Company’s interest rates are variable and approximate market rates.

2.      Basis of Presentation

The accompanying Condensed Consolidated Balance Sheet as of January 1, 2005 was derived from the audited consolidated balances as of that date. The remaining accompanying condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments necessary for a fair presentation.

Effective September 1, 2005, the Company completed the acquisition of Lenox. These financial statements and footnotes reflect the Lenox assets acquired, liabilities assumed, and results of operations of Lenox from the acquisition date of September 1, 2005. See Note 8.

The results of operations for the quarter and 39 weeks ended October 1, 2005 are not necessarily indicative of the results for the full fiscal year. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the 2004 Annual Report to Stockholders and Annual Report on Form 10-K as filed by the Company with the Securities and Exchange Commission (SEC). Comprehensive income for the periods ended October 1, 2005 and October 2, 2004 was equivalent to reported net income.

Reclassifications – Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no impact on net income or retained earnings as presented.

Auction rate securities, previously classified as cash and cash equivalents, are now classified as short-term investments for all periods presented. The Company classifies these short-term investments as “available-for-sale” securities under SFAS No. 115. As of October 1, 2005, January 1, 2005, and October 2, 2004, auction rate securities were $0, $11,150, and $0, respectively.

3.      New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R (revised 2004), Share-Based Payment, which replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. On April 14, 2005, the SEC announced a deferral of the effective date of SFAS 123(R) which will require the Company’s adoption in the first quarter of 2006. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include modified prospective and modified retrospective adoption options. Under the modified retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company is evaluating the requirements of SFAS No. 123R and expects that the adoption of SFAS No. 123R will have a material impact on its consolidated results of operations and earnings per share. The Company has not yet determined the method of adoption. See Note 4.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs — an amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other things, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS No. 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by the Company on January 1, 2006. The Company is currently evaluating the effect that the adoption of SFAS No. 151 will have on its consolidated results of operations and financial condition but does not expect SFAS No. 151 to have a material impact.

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

	13 WEEKS ENDED OCTOBER 1, 2005	13 WEEKS ENDED OCTOBER 2, 2004	39 WEEKS ENDED OCTOBER 1, 2005	39 WEEKS ENDED OCTOBER 2, 2004
Net income:
As reported	$11,062	$9,209	$12,552	$19,660
Stock-based compensation, net of related tax effects	(295)	(194)	(1,270)	(1,286)

Pro forma	$10,767	$9,015	$11,282	$18,374

Net income per common share – basic:
As reported	$0.81	$0.69	$0.92	$1.48
Pro forma	0.79	0.67	0.83	1.38

Net income per common share – assuming dilution:
As reported	$0.81	$0.68	$0.91	$1.46
Pro forma	0.79	0.66	0.82	1.36

5.      Income per Common Share

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

6.      Litigation Settlement

On May 5, 2004, the Company agreed to settle tort and warranty claims it brought against a third party. Under the settlement, the Company received net cash proceeds (before income taxes) of $6,871.

7.      Discontinued Operations

In December 2003, the Company committed to a plan to cease operations of its Geppeddo seasonal kiosk business. Geppeddo ceased operations during the first quarter of 2004, and in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company has classified Geppeddo’s results in discontinued operations for all periods presented. Geppeddo’s sales for the first nine months of 2004 were $3,396, all of which were recorded in the first quarter.

8.      Acquisition

Effective September 1, 2005, the Company completed the acquisition of all of the capital stock of Lenox from Brown Forman, Inc. (Brown Forman) for $204.0 million, which included transaction costs of $7.6 million. The acquisition was effected pursuant to a Stock Purchase Agreement, dated July 21, 2005, between the Company and Brown Forman. The purchase price included a $6.5 million estimated working capital adjustment which will be finalized in the Company’s fourth quarter. Any additional payment of funds to Brown Forman as a result of finalizing the working capital adjustment will increase the recorded amount of goodwill. Similarly, any receipt of funds as a result of finalizing the working capital adjustment will decrease the recorded amount of goodwill.

The acquisition of Lenox, which sells product under the Lenox, Dansk, and Gorham brand names, added strong, market-leading brands and complementary product lines and distribution channels to the Company’s portfolio. The Company funded the payment of the purchase price and related transaction costs of the Lenox acquisition with a $275 million senior secured credit facility consisting of a $175 million revolving credit facility and a $100 million term loan.

The initial allocation of purchase price for the Lenox acquisition was based on preliminary estimates and will be revised as asset valuations are finalized and further information is obtained on the fair value of liabilities.

The initial purchase price for Lenox has been allocated based on management’s estimates and independent appraisals as follows:

Estimated Fair Value
Accounts receivable	$40,821
Inventories	121,295
Current deferred taxes	2,962
Other current assets	7,843
Property, plant and equipment	78,047
Goodwill	21,109
Trademarks	96,190
Other intangible assets	17,969
Noncurrent deferred taxes	11,576
Other noncurrent assets	2,247

Total assets acquired	$400,059

Severance and restructuring reserves	$14,620
Other current liabilities	59,224
Pension obligations	89,414
Postretirement obligations	28,075
Long-term debt	250
Other noncurrent liabilities	4,440

Total liabilities assumed	$196,023

Net assets acquired	$204,036

A preliminary valuation of the acquired intangible assets was performed by a third party valuation specialist to assist the Company in determining the fair value of each identifiable intangible asset. Standard valuation procedures were utilized in determining the fair value of the acquired intangible assets. The following table summarizes the identified intangible asset categories and their weighted average amortization period:

	Weighted Average Amortization Period	Fair Value
Finite-life intangible assets
Customer relationships	9.9 Years	$15,300
Favorable lease interests	2.0 Years	2,669

		$17,969

Indefinite-life intangible assets
Trademarks and trade names	N/A	$96,190
Goodwill	N/A	21,109	*

		$135,268

*There is no tax goodwill.

The following pro forma condensed consolidated financial results of operations are presented as if the acquisition described above had been completed at the beginning of each period presented.

	Three months ended		Nine months ended
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
Pro forma net sales	$161,270	$173,153	$387,570	$446,718
Pro forma income from continuing operations	3,522	3,277	(6,913)	71
Pro forma net income	3,522	3,277	(6,913)	(1,301)

Pro forma income per share from
continuing operations
Basic	$0.26	$0.24	$(0.51)	$0.01
Assuming dilution	0.26	0.24	(0.50)	0.01

Weighted average shares outstanding
Basic	13,688	13,433	13,661	13,303
Assuming dilution	13,713	13,617	13,786	13,849

These pro forma condensed consolidated financial results have been prepared for comparative purposes only and include certain adjustments, such as increased interest expense on acquisition debt. They do not reflect the effect of synergies that would have been expected to result from the integration of these acquisitions. The pro forma information does not purport to be indicative of the results of operations that actually would have resulted had the combination occurred at the beginning of each period presented, or of future results of the consolidated entities.

9.      Severance and Restructuring Costs

In connection with the acquisition of Lenox from Brown Forman, the Company assumed severance reserves of $0.8 million related to plant closings, retail store closings and general restructurings that took place prior to the Company’s acquisition of Lenox. At September 1, 2005, the acquisition date, the Company accrued an additional $13.8 million related to an additional plant closing, retail store closings, and general restructurings that were planned as part of the acquisition. This additional charge increased goodwill recorded from the acquisition of Lenox.

The severance and restructuring reserves recorded at the acquisition date were based on preliminary estimates and may be revised as the plans are finalized. The Company expects to substantially complete the plant closing, retail store closings, and general restructuring by the end of the first quarter of fiscal 2006.

The table below shows a reconciliation of the severance and restructuring reserve activity for the three months ended October 1, 2005:

	Plant Closings		Retail Store Closings	General Restructuring	Total Reserves
	Severance	Other	Severance	Severance
Assumed at acquisition date	—	—	$690	$112	$802

Recorded at acquisition date
And charged to goodwill	$4,804	$2,790	1,822	4,402	13,818

Incurred	—	—	(67)	(50)	(117)

Balance, October 1, 2005	$4,804	$2,790	$2,445	$4,464	$14,503

10.     Concentrations

At October 1, 2005, one customer accounted for approximately 15% of the Company’s total accounts receivable. For the three months and nine months ended October 1, 2005, this same customer accounted for approximately 14% and 10% of the Company’s total net sales, respectively.

11.     Inventories

Inventories from continuing operations were comprised of:

	October 1, 2005	January 1, 2005	October 2, 2004
Raw materials	$5,676	—	—
Work-in-process	11,823	—	—
Finished goods	123,637	$15,998	$18,090

Total inventories	$141,136	$15,998	$18,090

12.     Property and Equipment

Property and equipment consist of the following:

	October 1, 2005	January 1, 2005	October 2, 2004
Land	$5,866	$906	$906
Leasehold improvements	10,534	7,395	8,777
Furniture and fixtures	8,323	4,782	4,684
Computer hardware and software	17,080	9,148	8,444
Tooling	682	—	—
Other equipment	21,893	6,127	6,136
Building and improvements	45,138	7,304	7,223
Construction in process	4,033	81	707

	113,549	35,743	36,877
Less accumulated depreciation	22,660	19,810	20,167

Total property and equipment	$90,889	$15,933	$16,710

13.     Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for the nine months ended October 1, 2005 were as follows:

Balance at January 1, 2005	$37,074
Acquired	21,109

Balance at October 1, 2005	$58,183

The acquired goodwill listed above was from the Company’s acquisition of Lenox. See Note 8.

Intangible assets, other than goodwill, are comprised of the following:

	October 1, 2005			January 1, 2005			October 2, 2004
	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Finite-life intangible assets
Customer relationships	$15,300	$(138)	$15,162	—	—	—	—	—	—
Favorable lease interests	2,669	(44)	2,625	—	—	—	—	—	—
Non-compete agreements	2,705	(2,154)	551	$2,705	$(2,049)	$656	$2,705	$(2,014)	$691

Indefinite-life intangible assets
Trademarks	114,090	(4,139)	109,951	17,900	(4,139)	13,761	17,900	(4,139)	13,761

Total Intangibles	$134,764	$(6,475)	$128,289	$20,605	$(6,188)	$14,417	$20,605	$(6,153)	$14,452

The Company has determined that its trademarks are indefinite-lived intangible assets. In accordance with and effective upon its adoption of SFAS No. 142, Goodwill and Other Intangible Assets, at the beginning of fiscal year 2002 the Company ceased amortization of its indefinite-lived intangible assets. The Company continues to amortize its finite-lived intangible assets. Amortization expense for the three months ended and nine months ended October 1, 2005 was $217 and $287, respectively; compared to the three months ended and nine months ended October 2, 2004 of $35 and $105, respectively. Expected future amortization expense for finite-lived intangible assets is as follows:

2005 Q4	$770
2006	3,081
2007	2,756
2008	1,735
2009	1,650
Thereafter	8,142

$18,134

The above amortization expense forecast is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, impairment of intangible assets, accelerated amortization of intangible assets, purchase price reallocations and other events.

14.     Debt

Debt is comprised of the following:

	Average interest rate October 1, 2005	October 1, 2005	January 1, 2005	October 2, 2004
Note payable to Maryland Department of Business
and Economic Development	3%	$150	—	—
Note payable to the County Commissioners of
Washington County, Maryland	0%	100	—	—
Term loan facility*	7.18%	100,000	—	—

Long-term debt		100,250	—	—
Revolving credit facility	5.94%	121,500	—	$15,000

Total debt		$221,750	—	$15,000

* Includes current portion of long-term debt of $7.5 million.

The note payable to the Maryland Department of Business and Economic Development is a conditional promissory note that accrues interest at 3% per year. The principal and interest payments are deferred until December 31, 2006 and thereafter are subject to multiple maturity dates determined by the Company’s employment levels at the Hagerstown, Maryland distribution facility. If the Company meets certain employment levels at December 31, 2006, 2007, and 2008 as defined by the terms of the agreement, the note may be fully or partially forgiven. As of October 1, 2005, the Company had not achieved levels required to qualify for full or partial debt forgiveness.

The note payable to the County Commissioners of Washington County, Maryland is a conditional grant agreement that bears no interest charges. The principal payments are deferred until December 31, 2006 and thereafter are subject to multiple maturity dates determined by the Company’s employment levels at the Hagerstown, Maryland distribution facility. If the Company meets certain employment levels at December 31, 2006, 2007, and 2008 as defined by the terms of the agreement, the note may be fully or partially forgiven. As of October 1, 2005, the Company had not achieved levels required to qualify for full or partial debt forgiveness.

In September 2005, the Company acquired Lenox from Brown Forman for $204.0 million, including transaction and related fees. To finance the acquisition of Lenox, the Company entered into a new revolving credit facility and a term loan facility. The credit facilities are available to finance the purchase of Lenox, to payoff existing indebtedness under the Company’s old revolving credit facility, and to finance working capital needs. In connection with the new credit facilities, the Company recorded $10.1 million in deferred financing fees, which is included in other assets on the Condensed Consolidated Balance Sheets and is being amortized over the lives of the credit facilities. The revolving credit facility expires on September 1, 2010 and the term loan facility expires on September 1, 2011.

The credit facilities contain customary financial conditions and covenants, including restrictions on additional indebtedness, liens, investments, capital expenditures, issuances of capital stock and dividends. The credit facilities also require maintenance of minimum levels of interest coverage and maximum levels of leverage, in each case at the end of each fiscal quarter. As of October 1, 2005, the Company was in compliance with all material conditions and covenants under the credit facilities.

The credit facilities are secured by a first-priority lien on substantially all of the real and personal property of the Company. In addition, the Company has pledged the common stock of its subsidiaries, direct and indirect, as collateral under the credit facilities, and the Company and its material subsidiaries, direct and indirect, have guaranteed repayment of amounts borrowed under the credit facilities.

The revolving credit facility provides for borrowings up to $175 million, which may be in the form of letters of credit and revolving credit loans. The letters of credit are issued primarily in connection with inventory purchases. The revolving credit facility allows the Company to choose between two interest rate options in connection with its revolving credit loans. The interest rate options are the Alternate Base Rate (as defined) or the Adjusted LIBOR Rate (as defined) plus an applicable margin. The applicable margin ranges from 0% to 0.75% for Alternate Base Rate loans and from 1.75% to 2.5% for Adjusted LIBOR Rate loans.

Borrowings under the revolving credit facility are subject to certain borrowing base limitations. The Company’s borrowing capacity under the revolving credit facility as of October 1, 2005, was $160.5 million and fluctuates based on accounts receivable and inventory levels. The revolving credit facility provides for commitment fees of 0.375% per annum on the daily average of the unused commitment.

The term loan facility provides for term loans in the aggregate principal amount of up to $100.0 million. The term loan facility allows the Company to choose between two interest rate options in connection with its revolving credit loans. The interest rate options are the Alternate Base Rate (as defined) or the Adjusted LIBOR Rate (as defined) plus an applicable margin. The applicable margin is 2.5% for Alternate Base Rate loans and 3.5% for Adjusted LIBOR Rate loans.

The contractual debt maturity of the long-term debt outstanding on October 1, 2005 is as follows:

Year	Contractual Maturities
2005 Q4	$0
2006	10,000
2007	10,000
2008	10,000
2009	10,000
2010	10,000
2011	50,000

Under the term loan facility, the Company is also obligated to make mandatory prepayments if certain events occur in the future such as asset sales, additional debt issuances, common and preferred stock issuances, and excess cash flow generation.

In conjunction with entering into the new credit facilities, the Company terminated its $75 million revolving credit facility originally entered into in November 2003. Related to this termination, the Company wrote off $0.1 million in unamortized deferred financing fees which were recorded in interest expense in the Company’s Condensed Consolidated Statement of Operations.

15.     Benefit Plans

In connection with the acquisition of Lenox from Brown Forman, the Company assumed various defined benefit pension plans and postretirement health care plans providing retirement and health care benefits (and related assets associated with the plans). The following table shows the funded status of the plans and the amounts the Company recognized in its financial statements at the date of the acquisition on September 1, 2005.

Funded Status – The funded status of a plan refers to the difference between its assets and its obligations. The table below shows the funded status of the plans as of the acquisition date on September 1, 2005.

	Pension Benefits	Post-retirement Health Care Benefits
Assets	$110,966	$—
Obligations	(200,380)	(28,075)

Net amount recognized on the balance sheet
As of the acquisition date	$(89,414)	$(28,075)

The Company incurred one month of pension and post-retirement health care expense during the third quarter ended October 1, 2005 of $544 and $157, respectively, which is recorded in selling, general and administrative expense in the Condensed Consolidated Statement of Operations. The Company expects to incur approximately $1,632 and $470, respectively, of pension and post-retirement health care expense in the fourth quarter.

The Company contributed $4,481 to its pension plans and $14 to its post-retirement health care plans in the third quarter ended October 1, 2005. The Company expects to contribute $100 to its pension plans and $100 to its postretirement health care plans in the fourth quarter ended December 31, 2005.

16.     Deferred Taxes

The components of the deferred taxes are as follows:

	October 1, 2005	January 1, 2005	October 2, 2004
Deferred tax assets:
Defined benefit pension obligation	$31,209	—	—
Severance and restructuring reserves	6,265	—	—
Asset valuation reserves	3,491	$3,775	$3,670
Loss on minority investment	1,520	1,520	1,520
Deferred compensation	778	994	1,021
Accrued liabilities	1,042	519	556
Other	843	831	802
Less: Deferred tax valuation allowance	(1,520)	(1,520)	(1,520)

Total deferred tax assets	43,628	6,119	6,049

Deferred tax liabilities:
Intangible assets	(21,126)	(5,565)	(5,374)
Property and equipment depreciation	(5,955)	(1,260)	(807)
Prepaid and other	(3,561)	(415)	(135)

Total deferred tax liabilities	(30,642)	(7,240)	(6,316)

	$12,986	$(1,121)	$(267)

The $12,986 net deferred tax asset at October 1, 2005 is presented as a net deferred current asset of $8,168 and a net deferred noncurrent asset of $4,818. The $1,121 net deferred tax liability at January 1, 2005 is presented as a net deferred current asset of $4,304 and a net deferred noncurrent liability of $5,425. The $267 net deferred tax liability at October 2, 2004 is presented as a net deferred current asset of $4,487 and a net deferred noncurrent liability of $4,754.

17.     Commitments and Contingencies

Operating Leases

The Company leases warehouse, office and retail store space, vehicles, equipment, and showroom display facilities under renewable operating leases. In addition to the base rent, the Company pays its proportionate share of taxes, special assessments, and operating expenses of the warehouse and retail store space and showroom facilities.

The following is a schedule of future annual minimum lease payments for noncancelable operating leases as of October 1, 2005:

Year	Minimum Lease Payments
2005 Q4	$4,606
2006	9,752
2007	6,537
2008	5,104
2009	4,081
Thereafter	5,895

$35,975

Certain of the Company’s leases contain pre-determined rent increases over the life of the lease. These rent increases are included in the above-referenced minimum lease table in the year in which the rent increase occurs. When recording rent expense, the Company amortizes the total amount of the rent payments on a straight-line basis over the term of the lease. When the Company receives leasehold improvement funding as an incentive to enter into a lease, the Company amortizes these incentives against rent expense on a straight line basis over the term of the lease. The Company’s rent expense for the three months ended October 1, 2005 and nine months ended October 1, 2005 was $1,970 and $3,906, respectively; compared to the three months ended October 2, 2004 and nine months ended October 2, 2004 of $974 and $3,100, respectively.

Legal Proceedings

In August 2004, plaintiffs purporting to represent a class of consumers who purchased tableware sold in the United States filed suit against Federated Department Stores, the May Department Stores Company, Waterford Wedgwood U.S.A., and Lenox, Incorporated in United States District Court for the Northern District of California.  In November 2004, plaintiffs filed a consolidated amended complaint alleging that for the period beginning at least as early as May 1, 2001 through the filing of the amended complaint on November 12, 2004, defendants violated Section 1 of the Sherman Act by conspiring to fix prices and to boycott sales to Bed, Bath & Beyond.  Plaintiffs seek to recover an undisclosed amount of damages, trebled in accord with anti-trust laws, as well as costs, attorney fees and injunctive relief.

On May 26, 2004, Ashley Seaberg filed a product liability suit against Department 56, Inc. and Time to Celebrate in U.S. District Court, District of Oregon, claiming that a strand of flicker lights from defendant Time to Celebrate started a house fire. On May 16, 2005, the court granted plaintiff’s motion to amend the complaint to add a claim for $10 million in punitive damages. Trial is set for May 2006.

The Company denies the allegations and claims of the cases above and intends to defend the cases vigorously. It is not possible at this time to estimate possible losses or a range of losses, if any, in these lawsuits. However, an adverse result in either of these lawsuits could have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

18.     Segments of the Company and Related Information

In connection with the Company’s acquisition of Lenox from Brown Forman, the Company has redefined its operating segments to include three reportable segments – Wholesale, Retail, and Direct. Although the product produced and sold for each segment is similar, the type of customer for the product and the method used to distribute the product are different. The segmentation of these operations also reflects how the Company’s chief executive officer currently reviews the results of these operations. Operating income (loss) from continuing operations for each operating segment includes specifically identifiable operating costs such as cost of sales and selling expenses. General and administrative expenses are generally not allocated to specific operating segments and are therefore reflected in the corporate category. Other components of the statement of operations, which are classified below operating income (loss) from continuing operations, are also not allocated by segment. In addition, the Company does not account for or report assets, capital expenditures or depreciation and amortization by segment. All transactions between operating segments have been eliminated and are not included in the following table.

(In thousands)	13 WEEKS ENDED OCTOBER 1, 2005	% of Net Sales	13 WEEKS ENDED OCTOBER 2, 2004	% of Net Sales	39 WEEKS ENDED OCTOBER 1, 2005	% of Net Sales	39 WEEKS ENDED OCTOBER 2, 2004	% of Net Sales
WHOLESALE:
Net sales	$78,898	100	$50,279	100	$131,971	100	$116,329	100
Gross margin	35,062	44	26,775	53	59,574	45	61,880	53
Selling expenses	6,369	8	4,206	8	12,775	10	10,775	9
Operating income
from continuing operations	28,693	36	22,569	45	46,799	36	51,105	44

RETAIL:
Net sales	$12,265	100	$2,872	100	$16,117	100	$6,047	100
Gross margin	7,658	62	1,717	60	9,691	60	3,643	60
Selling expenses	5,157	42	2,137	74	8,932	55	5,865	97
Operating income (loss)
from continuing operations	2,501	20	(420)	(15)	759	5	(2,222)	(37)

DIRECT:
Net sales	$8,716	100	$—		$8,716	100	$—
Gross margin	5,667	65	—		5,667	65	—
Selling expenses	4,185	48	—		4,185	48	—
Operating income
from continuing operations	1,482	17	—		1,482	17

CORPORATE:
Unallocated general and
administrative expenses	$14,071		$7,818		$28,174		$22,636

CONSOLIDATED:
Net sales	$99,879	100	$53,151	100	$156,804	100	$122,376	100
Operating income from
continuing operations	18,605	19	14,331	27	20,866	13	26,247	21

19.     Environmental Matters

As a result of the acquisition of Lenox, the Company is responsible for the cleanup of two environmental sites in New Jersey pursuant to an Administrative Consent Order and Memorandum of Understanding with the New Jersey Department of Environmental Protection. The Company accrues for losses associated with environmental cleanup obligations when such losses are probable and can be reasonably estimated. At one of these sites there are other potentially responsible parties who bear part of the cost of the cleanup, in which case the Company’s accrual is based on the Company’s share of the total costs. Also, a portion of the cleanup costs with respect to these two sites is paid by insurance. The estimated recovery of cleanup costs is recorded as an asset when receipt is deemed probable.

As of October 1, 2005, the Company estimated, based on engineering studies, total remediation and ongoing monitoring costs to be made in the future to be $4.7 million, including the effects of inflation. Accordingly, the Company recorded a liability of approximately $3.2 million in other noncurrent liabilities, which represents the net present value of the estimated future costs discounted at 6%. The estimated insurance recovery assets as of October 1, 2005 was $1.7 million and is included in other assets.

20.     Subsequent Event

In October 2005, the Company committed to a plan to cease operations of its Time to Celebrate business. In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company will record Time to Celebrate’s results in continuing operations until the run-off of operations is complete, which is expected to be in the fourth quarter of 2005. When the run-off is complete, the Time to Celebrate results will be reclassified into discontinued operations for all periods presented.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Effective September 1, 2005, the Company completed the acquisition of Lenox from Brown Forman. The significant increase in assets and liabilities shown on the Condensed Consolidated Balance Sheets are the result of this acquisition. See Note 8 to the condensed consolidated financial statements. The results of operations explained below include the results of operations of Lenox from the acquisition date of September 1, 2005. The discussion below also reports results of operations excluding the acquisition which are non-GAAP measures. Management believes these non-GAAP measures provide useful information to investors regarding the Company’s results from continuing operations because it provides a more meaningful comparison and understanding of the Company’s operating performance compared to last year. These non-GAAP measures should not be considered an alternative to the results from operations which are determined in accordance with GAAP.

This Item should be read in conjunction with the segment financial table presented in Note 18 to the condensed consolidated financial statements and the reconciliation of non-GAAP financial measures presented below. Other components of the Condensed Consolidated Statement of Operations which are classified below income from operations (i.e. interest expense, provision for income taxes, etc.) are not allocated by segment and are discussed separately.

Reconciliation of Non-GAAP Financial Measures
(in millions except per share amounts)

	Quarter Ended October 1, 2005			39 Weeks Ended October 1, 2005
	Consolidated (GAAP measure)	Lenox adjustment	Department 56 (non-GAAP measure)	Consolidated (GAAP measure)	Lenox adjustment	Department 56 (non-GAAP measure)
WHOLESALE:
Net sales	$78.9	$31.3	$47.6	$132.0	$31.3	$100.7
Gross margin	35.1	13.3	21.8	59.6	13.3	46.3
Gross margin as a % of net sales	44%		46%	45%		46%
Selling expenses	6.4	2.3	4.1	12.8	2.3	10.5
Selling expenses as a % of net sales	8%		9%	10%		10%
Income from operations	28.7	11.0	17.7	46.8	11.0	35.8

RETAIL:
Net sales	$12.3	$9.2	$3.1	$16.1	$9.2	$6.9
Gross margin	7.7	5.7	2.0	9.7	5.7	4.0
Gross margin as a % of net sales	62%		64%	60%		58%
Selling expenses	5.2	3.5	1.7	8.9	3.5	5.4
Selling expenses as a % of net sales	42%		54%	55%		79%
Income (loss) from operations	2.5	2.2	0.3	0.8	2.2	(1.4)

DIRECT:
Net sales	$8.7	$8.7	$—	$8.7	$8.7	$—
Gross margin	5.7	5.7	—	5.7	5.7	—
Gross margin as a % of net sales	65%			65%
Selling expenses	4.2	4.2	—	4.2	4.2	—
Selling expenses as a % of net sales	48%			48%
Income from operations	1.5	1.5	—	1.5	1.5	—

CORPORATE:
Unallocated general and
administrative expenses	$(14.1)	$(7.5)	$(6.6)	$(28.2)	$(7.5)	$(20.7)

CONSOLIDATED:
Net sales	$99.9	$49.2	$50.7	$156.8	$49.2	$107.6
Operating income from
continuing operations	18.6	7.2	11.4	20.9	7.2	13.6

Operating Expense (Income):
Interest expense	1.7	1.5	0.2	1.9	1.5	0.4
Other, net	(0.5)	(0.0)	(0.5)	(0.7)	(0.0)	(0.7)

Income Tax expense	6.3	2.4	3.9	7.2	2.4	4.7

Income from continuing operations	$11.1	$3.3	$7.7	$12.6	$3.3	$9.2

Income from continuing operations
per share – assuming dilution	$0.81	$0.24	$0.56	$0.91	$0.24	$0.67

Comparison of Results of Operations for the Quarter Ended October 1, 2005 to the Quarter Ended October 2, 2004.

Wholesale

Net sales increased $28.6 million, or 57%, to $78.9 million in 2005 from $50.3 million in 2004 reflecting the impact of the acquisition. Excluding the acquisition, net sales decreased 5% to $47.6 million. The decrease was principally due to a reduction in product shipments as a result of the continued cautious buying patterns and the continued attrition among the Company’s dealers.

Gross profit as a percentage of net sales was 44% and 53% in the third quarter of 2005 and 2004, respectively. Excluding the acquisition, the gross profit percentage was 46%. The decrease in the gross profit percentage was principally due to the Company’s more aggressive pricing of many of its new items and its decision not to pass on cost increases on some of its existing items.

Selling expenses were $6.4 million or 8% of sales in 2005 compared to $4.2 million or 8% of sales in 2004. The increase in selling expenses reflected the impact of the acquisition. Excluding the acquisition, selling expenses were $4.1 million, or 9% of sales.

Operating income from continuing operations increased to $28.7 million in 2005 from $22.6 million in 2004. The increase in operating income reflected the impact of the acquisition. Excluding the acquisition, operating income decreased to $17.7 million, with the decrease principally due to the reduction in product shipments as explained above.

Retail

Net sales increased $9.4 million, or 327%, to $12.3 million in 2005 from $2.9 million in 2004 reflecting the impact of the acquisition. Excluding the acquisition, net sales were up 7% to $3.1 million. The increase was principally due to a same-store sales increase of 10%, partially offset by a 13% decrease in Time to Celebrate sales.

Gross profit as a percentage of net sales was 62% and 60% in the third quarter of 2005 and 2004, respectively. Excluding the acquisition, the gross profit percentage was 64%. The increase in the gross margin percentage was principally due to a write-down of excess Time to Celebrate inventory of $0.3 million in 2004.

Selling expenses were $5.2 million in 2005 compared to $2.1 million in 2004 reflecting the impact of the acquisition. Excluding the acquisition, selling expense was $1.7 million. The decrease in selling expenses were primarily due to a gain related to the lease buyout and relocation of one of the Company’s retail stores.

Operating income from continuing operations increased from a loss of $0.4 million in 2004 to income of $2.5 million in 2005. Excluding the acquisition, operating income increased to $0.3 million in 2005. The increase in income from continuing operations was principally due to lower selling expenses as explained above.

Direct

Net sales from the direct business acquired as part of the Lenox acquisition were $8.7 million. The gross profit percentage was 65%. Selling expenses were $4.2 million, or 48% of sales, and operating income from continuing operations was $1.5 million.

Corporate

Unallocated general and administrative expense was $14.1 million in the third quarter of 2005 compared to $7.8 million in 2004 reflecting the impact of the acquisition. Excluding the acquisition, unallocated general and administrative expense was $6.6 million. The decrease was principally due to lower employee benefit expense.

Provision for Income Taxes

The effective income tax rate was 36.4% and 36.0% during the third quarter of 2005 and 2004, respectively. Excluding the acquisition, the effective income tax rate for the third quarter of 2005 was 33.2%, reflecting a $0.3 million adjustment for the reversal of prior year tax accruals that were no longer necessary.

Comparison of Results of Operations for the 39 Weeks Ended October 1, 2005 to the 39 Weeks Ended October 2, 2004.

Wholesale

Net sales increased $15.7 million, or 13%, to $132.0 million in 2005 from $116.3 million in 2004 reflecting the impact of the acquisition. Excluding the acquisition, net sales were down 13% to $100.7 million. The decrease was principally due to a reduction in product shipments as a result of the continued cautious buying patterns and the continued attrition among the Company’s dealers.

Gross profit as a percentage of net sales was 45% and 53% in the first nine months of 2005 and 2004, respectively. Excluding the acquisition, the gross profit percentage was 46%. The decrease was primarily due to the Company’s more aggressive pricing of many of its new items and its decision not to pass on cost increases on some of its existing items.

Selling expenses were $12.8 million or 10% of sales in 2005 compared to $10.8 million or 9% of sales in 2004. The increase in selling expenses reflected the impact of the acquisition. Excluding the acquisition, selling expenses were $10.5 million, or 10% of sales.

Operating income from continuing operations decreased to $46.8 million in 2005 from $51.1 million in 2004. Excluding the acquisition, operating income decreased to $35.8 million, with the decrease principally due to the reduction in product shipments and decrease in gross profit percentage as explained above.

Retail

Net sales increased $10.1 million, or 167%, to $16.1 million in 2005 from $6.0 million in 2004 reflecting the impact of the acquisition. Excluding the acquisition, revenues were up 14% to $6.9 million. The increase was principally due to a same-store sales increase of 6%, and the opening of a new retail store in June 2004 (which operated during the first nine months of 2005, but only a portion of the first nine months of 2004).

Gross profit as a percentage of net sales was 60% in the first nine months of both 2005 and 2004. Excluding the acquisition, the gross profit percentage was 58%. The decrease in the gross profit percentage was principally due to the Company’s more aggressive pricing of many of its new items as discussed under the Wholesale segment above.

Selling expenses were $8.9 million in 2005 compared to $5.9 million in 2004 reflecting the impact of the acquisition. Excluding the acquisition, selling expenses were $5.4 million. The decrease in selling expenses was primarily due to a gain related to the lease buyout and relocation of one of the Company’s retail stores.

Operating income from continuing operations increased from a loss of $2.2 million in 2004 to income of $0.8 million in 2005. Excluding the acquisition, the operating loss decreased to $1.4 million in 2005. The decrease in the loss from continuing operations was principally due to lower selling expenses as explained above.

Direct

Net sales from the direct business acquired as part of the Lenox acquisition were $8.7 million. The gross profit percentage was 65%. Selling expenses were $4.2 million, or 48% of sales, and operating income from continuing operations was $1.5 million.

Corporate

Unallocated general and administrative expense was $28.2 million in the first nine months of 2005 compared to $22.6 in the first nine months of 2004 reflecting the impact of the acquisition. Excluding the acquisition, unallocated general and administrative expense was $20.7 million. The decrease was principally due to lower employee benefit expense.

Provision for Income Taxes

The effective income tax rate was 36.4% and 36.0% during the first nine months of 2005 and 2004, respectively. Excluding the acquisition, the effective income tax rate for the first nine months of 2005 was 33.7%, reflecting a $0.3 million adjustment for the reversal of prior year tax accruals that were no longer necessary.

Loss from Discontinued Operations, Net of Tax

The Company completed the closing of its Geppeddo subsidiary during the first quarter of 2004 and classified its results as discontinued operations for all periods presented.

SEASONALITY

The Company has historically recorded its highest wholesale sales during the third and fourth quarters of each year as retailer’s stock merchandise in anticipation of the holiday season. In addition, the Company records its highest retail and direct sales in the fourth quarter during the peak holiday shopping season. However, the Company can experience fluctuations in quarterly sales and related net income compared with the prior year due to the timing of receipt of product from suppliers and subsequent shipment of product from the Company to customers, as well as the timing of orders placed by customers. The Company is not managed to maximize quarter-to-quarter results, but rather to achieve annual objectives designed to achieve long-term growth consistent with the Company’s business strategy.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary source of cash is the funds generated from operations and its credit facility which is available for working capital and investment needs. Based on current levels of operations, the Company believes its funds generated from operations and its revolving credit facility will be sufficient to finance any working capital needs, capital expenditures, contractual obligations or strategic initiatives in the foreseeable future.

Consistent with customary practice in the giftware industry, the Company offers extended payment terms to some of its wholesale customers. This practice has typically created significant working capital requirements in the second and third quarters that the Company has generally financed with its cash balances and/or seasonal borrowings under its revolving credit facility. The Company’s cash and cash equivalents and short-term investment balances have historically peaked early in the first quarter of the subsequent year, following the collection of wholesale customer accounts receivable with extended payment terms and cash receipts from the Company’s retail and direct operations.

Cash Flows from Operations

Net cash used in operating activities increased $12.3 million during the first nine months of 2005 compared to the first nine months of 2004 principally due to the seasonal working capital requirements of the acquired Lenox business.

Cash Flows from Investing Activities

Effective September 1, 2005, the Company completed the acquisition of all of the capital stock of Lenox from Brown Forman for $204.0 million, which included transaction costs of $7.6 million. See Note 8 to the condensed consolidated financial statements.

Cash Flows from Financing Activities

To finance the acquisition of Lenox (see Cash Flows from Investing Activities above), the Company entered into a new credit facility which includes a revolving credit facility and a term loan facility. See Note 14 to the condensed consolidated financial statements.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

As of October 1, 2005, the Company is obligated to make cash payments in connection with its debt obligations, operating leases, purchase obligations, and royalty guarantees in the amounts listed below. The Company has no unrecorded obligations other than the items noted in the following table:

	Payments Due (in thousands)
	Revolving Credit Facility [1,2]	Long-term Debt [2]	Operating Leases	Purchase Commitments[3]	Royalty Guarantees [4]	Total
2005 Q4	—	—	$4,606	$28,678	$132	$33,416
2006	—	$10,000	9,752	—	700	20,452
2007	—	10,000	6,537	—	393	16,930
2008	—	10,000	5,104	—	—	15,104
2009	—	10,000	4,081	—	—	14,081
2010	$121,500	10,000	2,023	—	—	133,523
Thereafter	—	50,000	3,872	—	—	53,872

	$121,500	$100,000	$35,975	$28,678	$1,225	$287,378

[1]	The Company’s borrowings under the revolving credit facility are classified as current liabilities on the Condensed Consolidated Balance Sheets in accordance with Emerging Issues Task Force Issue No. 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement.
[2]	In addition to the principal payments on debt included in the summary of significant contractual obligations, the Company will incur interest expense on outstanding variable rate debt. All amounts outstanding under the revolving and term loan credit facilities are variable interest rate debt with weighted average interest rates as of October 1, 2005 of 5.94% and 7.18%, respectively.
[3]	The Company is committed to pay suppliers of product under the terms of open purchase orders issued in the normal course of business.
[4]	The Company is committed to pay licensors under the terms of license agreements entered into in the normal course of business.

As of October 1, 2005, the Company had unfunded pension and postretirement benefit obligations of $113,658. Because the specific periods in which those obligations will be funded are not known at this time, no amounts related to those obligations are reflected in the above table.

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

CRITICAL ACCOUNTING POLICIES

Our condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles of the United States. In connection with the preparation of the financial statements, the Company is required to make assumptions and estimates and apply judgment that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. The Company bases its assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time the condensed consolidated financial statements are prepared. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that the Company’s financial statements are presented fairly and in accordance with generally accepted accounting principles. However, because future events and their effects cannot be determined with certainty, actual results could differ from the Company’s assumptions and estimates, and such differences could be material.

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

Allowance for Doubtful Accounts – The Company records an allowance for estimated uncollectible accounts receivable based on an evaluation of its accounts receivable balance. This evaluation includes a number of factors including the age of the receivable, the financial condition of the customer, the current business environment, and the historical collection experience for customers and consumers of similar background and nature. Additionally, since many of the Company’s wholesale sales have dating terms which come due in November and December, the Company does not have visibility into overdue balances for most of its wholesale customers until the fourth quarter of its fiscal year. Due to the seasonality of the Company’s business, the extended dating terms provided to wholesale customers and the relative size of accounts receivable balances at year–end, it is not uncommon for the Company to experience fluctuations in the provision for bad debt expense from quarter to quarter as the Company refines its estimate. Unexpected changes in the aforementioned factors would result in materially different amounts for this item. In addition, results could be materially different if economic conditions worsened for the Company’s customers.

Valuation of Long-Lived Assets – Long-lived assets on the Company’s condensed consolidated balance sheet consist primarily of property and equipment. The Company periodically reviews the carrying value of these assets based, in part, upon projections of anticipated undiscounted cash flows. Management undertakes this review when facts and circumstances suggest that cash flows emanating from those assets may be diminished. Any impairment charge recorded reduces earnings. While the Company believes future estimates are reasonable, different assumptions regarding items such as future cash flows and the volatility inherent in markets within which the Company operates could affect evaluations and result in impairment charges against the carrying value of those assets.

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

Pension and Postretirement Benefits – The Company sponsors various defined benefit pension plans as well as postretirement plans providing retiree health care and retiree life insurance benefits. Benefits are based on such factors as years of service and compensation level during employment. The benefits expected to be paid are expensed over the employee’s expected service. To determine the expected benefits to be paid, the Company has to make assumptions regarding interest rates, return on plan assets, the rate of salary increases, and expected health care trend rates. Actual experience different from these assumptions could result in materially different benefit payments.

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

Notes concerning forward-looking statements:
Any conclusions or expectations expressed in, or drawn from, the statements in this filing concerning matters that are not historical corporate financial results are “forward-looking statements” that involve risks and uncertainties. These statements are based on management’s estimates, assumptions and projections as of today and are not guarantees of future performance. Such risks and uncertainties that could affect performance include, but are not limited to, the ability of Department 56 to: (1) integrate Lenox into its business; (2) achieve revenue or cost synergies; and (3) generate cash flow to pay off debt. Actual results may vary materially from forward-looking statements and the assumptions on which they are based. The Company undertakes no obligation to update or publish in the future any forward-looking statements. Please read the bases, assumptions and factors set out in Item 7 in the Company’s 2004 Annual Report on Form 10-K filed with the SEC, all of which is incorporated herein by reference and applicable to the forward-looking statements set forth herein.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

Effective September 1, 2005, the Company completed the acquisition of all of the capital stock of Lenox from Brown Forman for $204.0 million, which included transaction costs of $7.6 million. The Company funded this acquisition principally through variable interest rate debt obtained under its new credit facility. As a result of this additional variable interest rate debt, the Company’s market risk related to interest rate changes has increased. Based on debt outstanding at October 1, 2005, a one percentage point increase or decrease in current market interest rates would have an impact of approximately $2.2 million on an annual basis.

There have been no other significant changes in the Company’s exposure to market risk since January 1, 2005.

Item 4.   Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)). Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that those disclosure controls and procedures were effective.

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings

In August 2004, plaintiffs purporting to represent a class of consumers who purchased tableware sold in the United States filed suit against Federated Department Stores, the May Department Stores Company, Waterford Wedgwood U.S.A., and Lenox, Incorporated in United States District Court for the Northern District of California.  In November 2004, plaintiffs filed a consolidated amended complaint alleging that for the period beginning at least as early as May 1, 2001 through the filing of the amended complaint on November 12, 2004, defendants violated Section 1 of the Sherman Act by conspiring to fix prices and to boycott sales to Bed, Bath & Beyond.  Plaintiffs seek to recover an undisclosed amount of damages, trebled in accord with anti-trust laws, as well as costs, attorney fees and injunctive relief.

On May 26, 2004, Ashley Seaberg filed a product liability suit against Department 56, Inc. and Time to Celebrate in U.S. District Court, District of Oregon, claiming that a strand of flicker lights from defendant Time to Celebrate started a house fire. On May 16, 2005, the court granted plaintiff’s motion to amend the complaint to add a claim for $10 million in punitive damages. Trial is set for May 2006.

The Company denies the allegations and claims of the cases above and intends to defend the cases vigorously. It is not possible at this time to estimate possible losses or a range of losses, if any, in these lawsuits. However, an adverse result in either of these lawsuits could have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about repurchases by the Company of the Company’s common stock during the quarter ended October 1, 2005.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
7/3/2005 - 7/30/2005	—	—	—	—

7/31/2005 - 8/27/2005	563	13.95	—	—

8/28/2005 - 10/1/2005	—	—	—	—

Total	563	13.95	—	—

(1)	The total number of shares purchased represents the number of shares tendered to cover the withholding taxes due upon vesting of shares of restricted stock.
(2)	The Company does not currently have a repurchase program.

Item 6.   Exhibits

3.1	Restated Certificate of Incorporation of the Company. (Incorporated herein by reference to Exhibit 3.1 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 3, 1993. SEC File No. 1-11908.)

3.2	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of the Company. (Incorporated herein by reference to Exhibit 1.1 of Registrant’s Amendment No. 1, dated May 12, 1997, to Registration Statement on Form 8-A, dated April 23, 1997. SEC File No. 1-11908.)

3.3	Restated By-Laws of the Company. (Incorporated herein by reference to Exhibit 3.2 of Registrant’s Registration Statement on Form S-1, No. 33-61514 and to Exhibits 1 and 2 of Registrant’s Current Report on Form 8-K dated February 15, 1996. SEC File No. 1-11908.)

4.1	Specimen Form of Company’s Stock Certificate

4.2	Rights Agreement (including Exhibits A, B and C thereto) dated as of April 23, 1997, between the Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent. (Incorporated herein by reference to Exhibit 1 of Registrant’s Registration Statement on Form 8-A, dated April 23, 1997. SEC File No. 1-11908.)

4.3	First Amendment dated as of March 13, 1998, to Rights Agreement between the Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent. (Incorporated herein by reference to Exhibit 1 to Registrant’s Amendment No. 2, dated March 16, 1998, to Registration Statement on Form 8-A, dated April 23, 1997. SEC File No. 1-11908.)

4.4	Amendment No. 2 to Rights Agreement, dated as of February 25, 1999, between the Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent. (Incorporated herein by reference to Exhibit 99.2 of Registrant’s Current Report on Form 8-K dated February 26, 1999. SEC File No. 1-11908.)

4.5	Letter Agreement Adopting the Rights Agreement, dated as of March 14, 2005, between the Company and Wells Fargo Shareholder Services, as Rights Agent. (Incorporated herein by reference to Exhibit 4.5 of Registrant’s Annual Report on Form 10-K for the fiscal year ended January 1, 2005. SEC File No. 1-11908.)

10.1	Stock Purchase Agreement, dated as of July 21, 2005, by and between Department 56, Inc. and Brown-Forman Corporation. (Incorporated herein by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K, filed on July 25, 2005, SEC File No. 1-11908.)

10.2	Revolving Credit Agreement dated as of September 1, 2005, among D 56, Inc., Department 56 Retail, Inc., Time to Celebrate Inc. and Lenox, Incorporated, as Borrowers, Department 56, Inc. and the other Guarantors party thereto, as Guarantors, the Lenders party thereto, UBS Securities LLC, as Arranger and Co-Syndication Agent, UBS AG, Stamford Branch, as Issuing Bank and Administrative Agent, UBS Loan Finance LLC, as Swingline Lender, JP Morgan Chase Bank, N.A., as Collateral Agent and Co-Syndication Agent, and Wells Fargo Foothill, LLC and Bank of America, N.A. as Co-Documentation Agents. (Incorporated herein by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K, filed on September 6, 2005, SEC File No. 1-11908.)

10.3	Term Loan Credit Agreement dated as of September 1, 2005, among D 56, Inc., Department 56 Retail, Inc., Time to Celebrate, Inc. and Lenox, Incorporated, as Borrowers, Department 56, Inc. and the other Guarantors party thereto, as Guarantors, the Lenders party thereto, UBS Securities LLC, as Sole Arranger and Syndication Agent, UBS AG, Stamford Branc, as Administrative Agent and Collateral Agent, and Wells Fargo Foothill, LLC, as Documentation Agent. (Incorporated herein by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K, filed on September 6, 2005, SEC File No. 1-11908.)

10.4	Security Agreement, relating to the Revolving Credit Agreement, by D 56, Inc., Department 56 Retail, Inc., Time To Celebrate, Inc. and Lenox, Incorporated, as Borrowers, Department 56, Inc., and the other Guarantors party thereto, as Guarantors and UBS AG, Stamford Branch, as Administrative Agent, dated as of September 1, 2005. (Incorporated herein by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K, filed on September 6, 2005, SEC File No. 1-11908.)

10.5	Security Agreement, relating to the Term Loan Agreement, by D 56, Inc., Department 56 Retail, Inc., Time To Celebrate, Inc. and Lenox, Incorporated, as Borrowers, Department 56, Inc., and the other Guarantors party thereto, as Guarantors and UBS AG, Stamford Branch, as Administrative Agent, dated as of September 1, 2005. (Incorporated herein by reference to Exhibit 10.4 of Registrant’s Current Report on Form 8-K, filed on September 6, 2005, SEC File No. 1-11908.)

10.6	Letter Agreement, dated September 26, 2005, between Linda Jones Miller and Department 56, Inc. (Incorporated herein by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K, filed on October 4, 2005, SEC File No. 1-11908.)

10.7	Form of Retention Agreement between Lenox, Inc. and certain executive officers. (Incorporated herein by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K, filed on November 2, 2005, SEC File No. 1-11908.)

10.8	Form of Letter Agreement between Department 56, Inc. and certain executive officers. (Incorporated herein by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K, filed on November 2, 2005, SEC File No. 1-11908.)

10.9	Form of Registered Stock Agreement between Department 56, Inc. and certain executive officers. (Incorporated herein by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K, filed on November 2, 2005, SEC File No. 1-11908.)

10.10	Restricted Stock Agreement, dated as of September 30, 2005, between Linda Jones Miller and Department 56, Inc.

11.1	Computation of net income per share

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEPARTMENT 56, INC.

Date:	November 10, 2005	By:	/s/ Susan E. Engel
Susan E. Engel
Chairwoman of the Board and Chief Executive Officer (Principal Executive Officer)

Date:	November 10, 2005	By:	/s/ Timothy J. Schugel
Timothy J. Schugel
Chief Financial and Operating Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

4.1	Specimen Form of Company’s Stock Certificate

10.10	Restricted Stock Agreement, dated as of September 30, 2005, between Linda Jones Miller and Department 56, Inc.

11.1	Computation of net income per share

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002