Form 10-K
period 2005-12-31
LENOX GROUP INC
filed 2006-03-16
CIK 902270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________.

Commission file number 1-11908

LENOX GROUP INC.
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of July 1, 2005 (the last trading day of the registrants most recently completed second fiscal quarter) was $140,892,193 (based on the closing price of the registrant’s Common Stock as reported on the New York Stock Exchange on July 1, 2005).

Number of Shares of Common Stock, par value $.01 per share, outstanding as of March 6, 2006: 14,036,337.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement for the 2006 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K (the “2006 Proxy Statement”) are incorporated by reference in Part III.

ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1.	BUSINESS

General

Lenox Group Inc. (the “Company”), including its two main operating subsidiaries, D 56, Inc. (“Department 56”) and Lenox, Incorporated (“Lenox”), is a leading designer, distributor, wholesaler and retailer of fine quality tableware, collectible and other giftware products marketed under the Department 56, Lenox, Gorham and Dansk brand names. These products are sold through gift and specialty retailers, department stores, and general merchandise chains, as well as through the Company’s own retail stores and consumer-direct channels of distribution, including Internet, catalog and mail order.

The Company was incorporated in Delaware in 1992 to hold the equity of a Minnesota corporation formed in 1984 under the name “Department 56, Inc.,” which Minnesota corporation has since changed its name to “D 56, Inc.” and continues as one of the Company’s principal operating subsidiaries. On November 14, 2005, the legal name of the Company was changed to “Lenox Group Inc.” The Company’s principal executive offices are located at One Village Place, 6436 City West Parkway, Eden Prairie, MN, 55344. The Company’s telephone number is (952) 944-5600.

The Company makes its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), available free of charge through a direct link to the Securities and Exchange Commission (the “SEC”) on the Company’s corporate website www.lenoxgroupinc.com, as soon as is reasonably practicable after such material is electronically filed with or furnished to the SEC.

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act. See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Statements and Factors Affecting Future Earnings” herein.

Major Acquisition

On September 1, 2005, the Company completed the acquisition of all of the capital stock of Lenox from Brown-Forman Corporation (“Brown-Forman”) for $204.0 million, which included transaction costs of $7.6 million. The acquisition was effected pursuant to a Stock Purchase Agreement, dated July 21, 2005. The acquisition of Lenox added strong, market-leading brands and complementary product lines and distribution channels to the Company’s portfolio. The Company funded the payment of the purchase price and related transaction costs of the acquisition through a $275 million senior secured credit facility consisting of a $175 million revolving credit facility and a $100 million term loan.

Products

The Company is a market leader in quality tabletop, giftware and collectibles. It markets its products primarily under the Department 56, Lenox, Dansk and Gorham brands. Together, these brands represent over 450 years of tabletop and giftware experience.

Our tabletop business consists of a portfolio of consumer brands that have a rich heritage in the domestic market. The Company sells dinnerware, crystal stemware and giftware, stainless steel flatware, and silver-plated and metal giftware under the Lenox and Gorham brands. Dansk is the Company’s contemporary tabletop, housewares and giftware brand. The Company sells premium casual dinnerware and fine china dinnerware, giftware and collectibles under the Lenox trademark, and sterling silver flatware and sterling silver giftware under the Gorham and Kirk Stieff trademarks. The Company believes that it is the largest domestic marketer of fine tabletop products.

The Department 56 brand is best known for its use in connection with the Village Series of collectible, handcrafted, lighted ceramic and porcelain houses, buildings and related accessories that depict nostalgic scenes. The Company introduces new pieces, limited edition pieces, figurines and other accessories each year to complement and provide continuity to the collections.

The Company offers a wide range of other decorative giftware and home accessory items under the Department 56 brand, including the Company’s Snowbabies line of figurines and holiday and seasonal decorative items. Giftware product lines are developed around either a seasonal or unique design theme. The Company continues to build its general giftware business by developing new product lines and signing license agreements with nationally recognized artists.

The Company introduces new products and refines its product offerings on a regular basis at national and regional trade shows dedicated to the tabletop and giftware industries.

Operating Segments

In connection with the Company’s acquisition of Lenox, the Company redefined its operating segments to include three reportable segments – Wholesale, Retail and Direct. Although the product produced and sold for each segment is similar, the type of customer for the product and the method used to distribute the product are different. As a result of the Lenox acquisition, the Company is in the process of combining and integrating the Lenox and Department 56 business operations into these segments. The segmentation of these operations also reflects how the Company currently reviews the results of these operations. Financial data for the last three fiscal years by segment is set forth in detail in the Management Discussion and Analysis section of this Annual Report on Form 10-K and in Note 15 within the Notes to Consolidated Financial Statements.

The Wholesale Segment

The Company sells it products through a wide range of wholesale channels including department stores, large specialty retailers, mass merchants, national chains and clubs, small independent specialty accounts and other wholesale accounts.

As of December 31, 2005, the Company had unfilled wholesale orders of approximately $17.8 million compared to $3.2 million as of January 1, 2005. The increase in unfilled wholesale orders was due to the acquisition of Lenox. Based upon historical rates, the Company expects approximately 92% of the order backlog as of December 31, 2005 to ship in fiscal 2006 and the remainder to be cancelled.

Approximately 8% of the Wholesale segment’s sales are to one customer, namely Macy’s Home Store, the entity that represents the combination, through a merger in 2005, of Federated Department Stores and the May Department Stores Company.

The Retail Segment

As of February 1, 2006, the Company’s Retail segment operated 36 retail stores, including six stores operated under the Department 56 trade name and 30 stores operated under the Lenox trade name. On September 13, 2005, the Company approved certain consolidation plans for the Lenox subsidiary, including the closing of 31 Lenox retail stores. Such plans for consolidation were contemplated in conjunction with the acquisition on Lenox. As of January 31, 2006, the Company completed the implementation of this store-closing plan, leaving 30 Lenox retail stores in operation.

This segment experiences no significant unfilled orders and is not dependent on a single customer or group of customers.

The Direct Segment

The Company markets and sells its products directly to consumers through the following methods of direct marketing: (i) traditional direct-to-consumer methods (media advertising, direct mail and telemarketing); (ii) catalogs and (iii) the Company’s various internet sites, including those located at department56.com, lenox.com and dansk.com.

The Lenox subsidiary, acquired by the Company in September 2005, included a longstanding consumer direct business.

This segment experiences no significant unfilled orders and is not dependent on a single customer or group of customers.

Cessation of Time to Celebrate Business

In October 2005, the Company committed to a plan to cease operations of its Time to Celebrate direct selling business. This business marketed giftware and home decor products to consumers through a network of independent sales consultants who sold these products through the home show sales method.

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company recorded Time to Celebrate’s results in continuing operations until the run-off of operations was completed in the fourth quarter of 2005. The Time to Celebrate results have been reclassified into discontinued operations for all periods presented.

Manufacturing & Sourcing

The Company owns and operates two manufacturing facilities in the United States. The Company manufactures its Lenox branded, fine china dinnerware at its plant located in Kinston, NC. Sterling silver flatware under the Gorham and Kirk Stieff brand names is manufactured at the Company’s Pomona, NJ facility.

Clay and feldspar are the principal raw materials used to manufacture china products. Gold and platinum are significant raw materials used to decorate china products. Sand, potash and lead are used in the manufacture of crystal products. Fine silver is the principal raw material used to manufacture sterling flatware products and steel is the principal raw material used to manufacture stainless steel flatware. The Company anticipates that these raw materials will be in adequate supply. However, the acquisition price of gold, platinum, fine silver, and steel is influenced significantly by worldwide economic events and commodity trading.

The Company also sources product from external manufacturers. Of the total value of product sourced in 2005, 95% was imported from abroad, primarily from manufacturing sources located in the Pacific Rim area including the People’s Republic of China (China), Indonesia, Thailand and the Philippines. The Company also imports a portion of its products from sources in India and Europe.

Distribution

The imported products sold by the Company to its wholesale customers, direct response customers and through its Company-owned retail stores are generally shipped by ocean freight from abroad and then by rail or truck to the Company’s distribution centers located in Hagerstown, MD, Langhorne, PA and Rogers, MN. Certain overseas shipments to some wholesale customers are sent directly to those customers. The products manufactured in the Company’s own facilities are sent via commercial trucking lines to its Hagerstown, MD warehouse or directly to its wholesale customers. Shipments from the Company to its wholesale and direct response customers are handled primarily by parcel post or commercial trucking lines.

The Company’s systems maintain order processing from the time a product enters the Company’s system through shipping and ultimate payment collection from its various customers. The Company uses handheld optical scanners and bar coded labels in accepting orders at its wholesale showrooms. In addition, systems for the Company-operated retail stores monitor and transmit to the Company on a daily basis the POS (point of sales) data for those retail stores.

Seasonality

The Company records its highest wholesale sales during the third and fourth quarters of each year as wholesale customers stock merchandise in anticipation of the holiday season. In addition, the Company records its highest retail and consumer direct sales in the fourth quarter during the peak holiday shopping season. However, the Company can experience fluctuations in quarterly sales and related net income compared with the prior year due to the timing of receipt of product from suppliers and subsequent shipment of product from the Company to customers, as well as the timing of orders placed by customers.

The extended payment terms that the Company provides to some of its wholesale customers create a significant seasonal pattern in its accounts receivable requirements. Due to the seasonal pattern of shipping and accounts receivable collection, the Company generally has greater working capital needs in its second and third quarters and experiences greater cash availability in its first and fourth quarters. The Company typically finances its operations through short-term seasonal borrowings.

Competition

The Company competes generally for the discretionary income of consumers with other producers of tabletop, collectibles, specialty giftware and home decorative accessory products. These areas are affected by, among other things, changing consumer tastes and interests, changing consumer shopping habits, consolidation of channels of distribution and the shift in supply to Asian sources of manufacture.

The tabletop/giftware industry is highly competitive, with a large number of both large and small participants. The Company’s competitors distribute their products through their company-owned retail stores, independent gift retailers, department stores, mass market and specialty chain stores, televised home shopping networks, Internet commerce and mail order houses, and through the home show sales method or other direct response marketing methods.

The Company believes that the principal elements of competition in the tabletop/specialty giftware industry are design, brand loyalty, quality, display and price. The Company believes that its competitive position is enhanced by a variety of factors, including the design, uniqueness, quality and enduring themes of the Company’s products, its in-house design expertise, its reputation among retailers and consumers, its sourcing and marketing capabilities, and the pricing of its products.

Financial Information Relating to Geographical Areas

Approximately 3% of the Company’s total revenue is derived from customers outside the United States. All long-lived assets are located within the United States.

Trademarks and other Proprietary Rights

The Company owns 226 U.S. trademark registrations and has pending eight U.S. trademark applications for registration. These registrations cover the Company’s brand names, logos and important product names. In addition, the Company owns trademark registrations in select foreign countries where the Company’s products are manufactured, marketed and/or sold.

The Company regards its trademarks and other proprietary rights as valuable assets. The registrations for the Company’s trademarks are currently scheduled to be cancelled at various times over the next ten years, but can be maintained and renewed provided that the trademarks are still in use for the goods and services covered by such registrations. The Company has historically renewed its registered trademarks and expects to continue to do so, as business needs dictate.

Employees

As of February 10, 2006, the Company had 1,620 full-time employees and 680 part-time and seasonal employees in the United States, four employees in Canada, one in Hong Kong and five in China.

Local Union No. 638 of the Teamsters Union represents 50 of the Company’s employees who work at its warehouse facility located in Rogers, MN. Local Union No. 236A of the Glass, Molders, Pottery, Plastics and Allied Workers International Union represents 34 of the Company’s employees who work at its sterling silver manufacturing facility located in Pomona, NJ. The agreements with Local Union No. 638 and Local Union No. 236A expire on December 31, 2007 and October 2, 2006, respectively.

The Company believes that its labor relations are good and has not experienced a work stoppage.

Environmental Matters

The Company is subject to various federal, state and local laws and regulations governing the use, discharge and disposal of hazardous materials.

As a result of the acquisition of Lenox, the Company is responsible for the cleanup and/or monitoring of two environmental sites located in New Jersey pursuant to an Administrative Consent Order and Memorandum of Understanding with the New Jersey Department of Environmental Protection (“NJDEP”). The Company is also responsible for monitoring solid waste management units at its Pomona, NJ manufacturing facility pursuant to a Hazardous & Solid Waste Amendment (“HSWA”) permit with the U.S. Environmental Protection Agency. The Company accrues for losses associated with environmental cleanup obligations when such losses are probable and can be reasonably estimated.

At one of the NJDEP sites there are other potentially responsible parties who bear part of the cost of the cleanup, in which case the Company’s accrual is based on the Company’s share of the total costs. A portion of the cleanup costs with respect to the two NJDEP sites is paid by insurance. The estimated recovery of cleanup costs is recorded as an asset when receipt is deemed probable.

As of December 31, 2005, the Company estimated, based on engineering studies, total remediation and ongoing monitoring costs to be $4.8 million, including the effects of inflation. Accordingly, the Company recorded a liability of approximately $3.3 million in other noncurrent liabilities, which represents the net present value of the estimated future costs discounted at 5.25%. The estimated insurance recovery assets as of December 31, 2005 were $1.8 million and are included in other assets.

Executive Officers of the Registrant

Susan E. Engel, 59, has been a Director and Chairwoman of the Board of the Company since September 18, 1997, and a Director since February 1996. She has been Chief Executive Officer of the Company since November 13, 1996, and was president and Chief Operating Officer from 1994 to 1996. From 1991 until joining the Company, she was president and CEO of Champion Products, Inc., the athletic apparel division of Sara Lee Corporation. From 1977 until 1991, she was a vice president with Booz, Allen and Hamilton, heading up that company’s eastern retail practice group. Ms. Engel is a public company director of Wells Fargo & Company and SUPERVALU INC. She is Board President of the Guthrie Theater in Minneapolis and serves on the boards of the Minnesota Women’s Campaign Fund and the Board of Overseers of the Carlson School of Management at the University of Minnesota. She is also a member of the President’s Council of Cornell Women at Cornell University and on the Board of Advisors of the Minneapolis League of Women Voters.

Joel D. Anderson, 41, has been President - Consumer Direct for the Company since December 14, 2005. From June 2 until December 14, 2005, he was Executive Vice President-Consumer Direct for the Company. He was Vice President - New Ventures for Toys“R”Us, Inc. beginning in 2001. From 1999 to 2001, Mr. Anderson was employed by Toysrus.com, LLC, serving as that company’s Vice President, General Manager from 2000 to 2001 and as Vice President – Merchandising from 1999 to 2000.

James G. Berwick, 45, has been Executive Vice President - Strategic Development and Corporate Planning for the Company since September 2005. He was Senior Vice President and Chief Financial Officer for Lenox, Incorporated from February 1, 2004 until September 2005. From August 1, 2002 until January 31, 2004, Mr. Berwick was Senior Vice President - Supply Chain for Lenox. From July 15, 1997 through July 31, 2002, he was Vice President Finance for the Lenox Brands Division of Lenox.

David J. Enright, 38, has been Senior Vice President - Supply Chain for the Company since September 2005. He held the same position at Lenox, Incorporated from April 16, 2004 until September 2005. From January 9, 1995 until April 15, 2004, Mr. Enright was Director - Forecasting and Planning at Lenox.

Louis A. Fantin, 55, has been Senior Vice President, General Counsel and Secretary for the Company since September 2005. He was Senior Vice President, Secretary and Lenox Counsel for Lenox, Incorporated from May 1, 1995 to September 2005. Prior to that, Mr. Fantin held a succession of positions at Lenox, including Vice President, Secretary and Lenox Counsel from October 1, 1994 until April 30, 1995, Vice President, First Assistant General Counsel and Assistant Secretary from May 1, 1990 to September 30, 1994; First Assistant General Counsel and Assistant Secretary from May 1, 1989 to April 30, 1990 and Assistant General Counsel from August 31, 1981 to April 30, 1989.

Branka Hannon, 48, has been Senior Vice President - Human Resources for the Company since September 2005. Ms. Hannon held the same position at Lenox, Incorporated from February 1, 2004 until September 2005. From June 1, 2002 to January 31, 2004, she was Vice President - Organizational Development at Lenox, and from November 2, 2000 until May 31, 2002, Ms. Hannon was Director - Human Resources for the Lenox Collections Division of Lenox.

Lesa Chittenden Lim, 47, was appointed President of Lenox Brands, one of the Company’s principal business units, on March 7, 2006. From 1998 to that date, Ms. Chittenden Lim worked as an independent consultant specializing in strategy development, mergers and acquisitions and marketing and sales effectiveness. She was retained by the Company as a consultant from September 2005 through March 2006 to assist with the integration of Lenox, Incorporated and D 56, Inc., the Company’s two main operating subsidiaries.

Elise M. Linehan, 44, has been Executive Vice President - Product Development for the Company since June 2, 2005. She has worked for the Company since July 1998. Ms. Linehan was Executive Vice President - Product Development and Retail from December 16, 2003 until June 2, 2005. She was Senior Vice President - Retail Stores from January 27, 2002 to December 16, 2003, and Vice President - Marketing from June 28, 2001 to January 27, 2002. She was Managing Director of Product Marketing from September 10, 1999 to June 28, 2001. From July 1, 1998 until September 10, 1999, she was Director of Product Marketing.

Linda J. Miller, 45, has been Acting President of Department 56 since September 30, 2005, a position which she holds through a consultancy arrangement with the Company. In addition, Ms. Miller has been an independent consultant to the Company since January 2001. From February 1998 until December 2000, she was Senior Vice President, Marketing and General Manager for PSC, Inc., a company that develops retail self-checkout systems. From January 1993 to February 1998, Ms. Miller held a succession of positions in business planning and development, marketing and sales planning at the Champion Products division of Sara Lee Corporation.

Gregg A. Peters, 40, has been Vice President - Finance for the Company since December 14, 2005. From March 20, 2002 until December 13, 2005 he was Managing Director – Finance, and was Director - Finance from April 8, 1999 until March 20, 2002. Mr. Peters was Controller from July 1, 1997 until April 8, 1999 and held various financial positions within the Company from April 1993 to June 30, 1997. Prior to joining the Company, Mr. Peters worked for KPMG Peat Marwick from 1989 until 1993.

David H. Royer, 46, has been Vice President - Sales for the Company since December 16, 2003. He was Vice President - Sales Planning and Development for the Company from February 18, 2002 until December 16, 2003. Mr. Royer was Vice President of Sales Development at Frito-Lay, Inc. from March 2001 to February 2002. Prior to that Mr. Royer was Director of Sales for the Midwest North Region of Frito-Lay, Inc. from March 1997 to March 2001.

Louis C. Scala, 50, has been Chief Merchandising and Brand Officer for the Company since September 2005. Prior to that date, Mr. Scala held a succession of positions at Lenox, Incorporated, including Chief Merchandising Officer from February 1, 2005 until September 2005 and President - Brand Management/Chief Merchandising Officer from November 1, 2002 until January 31, 2005. From July 15, 1997 through October 31, 2002, Mr. Scala was the President of the Lenox Brands Division of Lenox.

Timothy J. Schugel, 47, has been Chief Financial Officer and Chief Operating Officer for the Company since September 28, 2005. He was Executive Vice President and Chief Financial Officer for the Company from April 1, 2002 until September 28, 2005. He was Senior Vice President - Sourcing Management and Production Control from January 29, 2001 until April 1, 2002. Mr. Schugel was Vice President of the Company from April 10, 1995 until January 29, 2001.

Kathleen S. Thie, 58, has been Executive Vice President - Wholesale for the Company since September 2005. She held the same position for Lenox, Incorporated from November 1, 2002 through September 2005. Prior to November 1, 2002, Ms. Thie was Senior Vice President and General Manager - Dinnerware and Giftware for the Lenox Brands Division of Lenox, a position she assumed in July 1998.

ITEM 1A.	RISK FACTORS

Our business faces many risks. Any of the risks discussed below, or elsewhere in this Annual Report on Form 10-K or in our other SEC filings, could have a material impact on our business, financial condition or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations.

Our sales could be negatively impacted if our key customer substantially reduces orders for our products.

With the exception of our largest account, Macy’s Home Stores, our customer base is relatively dispersed. Our sales to this large account, which was formed in 2005 as the result of a merger between Federated Department Stores and the May Department Stores Company accounted for 8% of our net sales for fiscal year 2005 (reflecting four months of Lenox results). If we lose Macy’s Home Stores as an account, our sales and business would be negatively impacted.

The Company’s reliance on foreign manufacturing is subject to inherent risk, which may affect our ability to procure goods and/or procure them in a timely fashion.

Foreign manufacturing and procurement of imports is subject to the following inherent risks: labor, economic and political instability; cost and capacity fluctuations and delays in transportation, dockage and material handling; restrictive actions by governments; nationalizations; the laws and policies of the United States affecting importation of goods (including duties, quota and taxes); international political, military and terrorist developments; and foreign trade and tax laws. Moreover, we cannot predict what relevant political, legal or regulatory changes may occur, or the type or amount of any financial impact on the Company such changes may have in the future.

Our products are subject to customs duties and regulations pertaining to the importation of goods. In the ordinary course of business, we may be involved in disputes with the U.S. Bureau of Customs and Border Protection (U.S. Customs) regarding the amount of duty to be paid, the value of merchandise to be reported or other Customs regulations, which may result in the payment of additional duties and/or penalties, or in the refund of duties to the Company. Since the terrorist attacks of September 11, 2001, U.S. Customs has enacted various security protocols affecting the importation of goods. Such protocols could adversely affect the speed or cost involved in the Company’s receipt of inventory from its overseas vendors.

The Company’s reliance on manufacturing from sources within China, in particular, is subject to inherent risk, which may affect our ability to procure goods and/or procure them in a timely fashion.

In fiscal year 2005, approximately 81% of our imports were manufactured in China, and we anticipate that such percentage will hold constant or increase for the foreseeable future.

China has joined the World Trade Organization and been accorded permanent “Normal Trade Relations” status by the U.S. government. However, various commercial and legal practices in China, including the handling of intellectual property and certain labor practices, are under review by the U.S. government. China has been designated a Country of Particular Concern (CPC) pursuant to the International Religious Freedom Act of 1998 (IRFA). The IRFA enumerates several specific retaliatory actions that may be taken by the U.S. government, none of which we believe would have a material impact on our business. The IRFA, however, also accords the President broad discretion in fashioning other or additional actions and, due to the breadth of the Presidential powers under the IRFA, we are unable to predict what, if any, action the President could take in the future.

Accordingly, the ability to continue to conduct business with vendors located in China is subject to political uncertainties, the financial impact of which we are unable to estimate. To the extent China may have its exports or transaction of business with U.S. persons subject to political retaliation, the cost of Chinese imports could increase significantly and/or the ability to import goods from China may be materially impaired. In such an event, there could be an adverse effect on the Company until alternative arrangements for the manufacture of our products were obtained on economic, production and operational terms at least as favorable as those currently in effect.

We are subject to risks associated with changes in foreign currency exchange rates.

Fluctuations in currency exchange rates present risks inherent in our method for inventory procurement. Our costs could be adversely affected if the currencies of other countries in which we source product appreciate significantly relative to the U.S. dollar. This could result, for example, from a decision by China to revalue the Renminbi (“RNB”) relative to the U.S. dollar or to allow the RNB to float instead of being pegged to the U.S. dollar at a fixed rate. The Company monitors this risk carefully.

If interest rates on our variable rate debt were to increase, our financial results would be negatively affected.

A principal market risk affecting the Company is the exposure to changes in the interest rates on our variable rate debt. As the Company’s credit facilities bear interest at variable rates, the Company’s results of operations and cash flows will be exposed to changes in interest rates. Based on debt outstanding at December 31, 2005, a 1% increase or decrease in current market interest rates would have an impact of approximately $1.1 million on an annual basis. The Company monitors this risk carefully.

We may encounter litigation that has a material impact on our business.

The Company is involved on an ongoing basis in litigation arising in the ordinary course of business. Trends in litigation may include claims brought by consumers, shareholders, vendors, accounts and/or injured persons in cases relating to antitrust, employment and labor, environmental, negligence and regulatory matters. Litigation trends and the outcome of litigation cannot be predicted with certainty and adverse litigation trends and outcomes could adversely affect the Company’s financial results.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Significant properties owned or leased by the Company are as follows:

Owned Facilities

Office Facilities

The Company’s Executive Office (66,400-sq. ft.) including a creative center and a primary corporate showroom located in Eden Prairie, MN.

Manufacturing Facilities

A china dinnerware manufacturing facility (218,000 sq. ft.) servicing the Wholesale, Retail and Consumer Direct segments (which includes a retail store), located in Kinston, NC (the “Kinston Facility”).

Mixed Use Facilities

A manufacturing/office/retail facility (416,000-sq. ft.) servicing the Wholesale, Retail and Consumer Direct segments located in Pomona, NJ (the “Pomona Facility”).

The Pomona Facility is currently utilized for sterling silver flatware production, as well as certain technical services, customer service and retail store operations. On September 13, 2005, the Company approved certain consolidation plans for its Lenox subsidiary, including the cessation of fine china production at the Pomona Facility and transfer of those operations to the Kinston Facility, commencing on November 14, 2005. Such plans for consolidation were contemplated in conjunction with the acquisition of Lenox.

An office/warehousing/distribution/retail facility (220,000-sq. ft.) servicing the Consumer Direct segment located in Langhorne, PA (the “Langhorne Facility”).

On December 30, 2005, the Company’s Lenox subsidiary entered into an Agreement of Sale (the “Sale Agreement”) with PREI Wheeler Way Associates, LP (the “Buyer”) for the sale of the Langhorne Facility. Pursuant to the Sale Agreement, the Company agreed to lease back from the Buyer space in the Langhorne Facility for an initial term of two years, subject to earlier termination or renewal for an additional one-year term. The Company anticipates leasing back at least 140,000-sq. ft. for warehousing, distribution and retail store operations for the Consumer Direct segment. The sale (and partial leaseback) of the Langhorne Facility, as described above, is anticipated to close during the third quarter of 2006.

Warehouse and Distribution Facilities

A warehousing and distribution facility (500,000-sq. ft.) servicing the Wholesale and Retail segments located in Hagerstown, MD.

Leased Facilities

Office Facilities

An office facility (91,380-sq. ft.) servicing the Wholesale segment and corporate function located in Lawrenceville, NJ (the “Lawrenceville Facility”).

On December 30, 2005, the Company’s Lenox subsidiary, as tenant, entered into an Agreement of Lease (the “Lease Agreement”) with Island View TCI, L.P., as landlord, relating to an office complex located in Bristol, PA. Pursuant to the Lease Agreement, the Company will lease 126,000-sq. ft. in the building located in Bristol, PA commonly known as “Island View Crossing” (the “Bristol Office Facility”) for a term of 12 years.

During the third quarter of fiscal 2006, the Company intends to vacate the Lawrenceville Facility and to consolidate all operations of the Lawrenceville Facility and the office operations of the Langhorne Facility into the Bristol Office Facility.

Warehouse and/or Distribution Facilities

A warehousing and distribution facility (333,700-sq. ft.) servicing the Wholesale, Retail and Consumer Direct segments located in Rogers, MN.

A warehousing facility (45,000-sq. ft.) servicing the Consumer Direct segment located in Bristol Township, PA.

Mixed Use Facilities

A retail/warehousing facility (125,370-sq. ft.) servicing the Wholesale and Retail segments located in South Brunswick, NJ (the “Cranbury Facility”).

Retail Stores

As of February 1, 2006, the Company’s Retail segment operated 36 retail stores located in 19 states, including six stores operated under the Department 56 trade name and 30 stores operated under the Lenox trade name (including the four retail store operations noted above). The retail stores range from 3,100 to 15,000 sq. ft., excluding the retail space in the Cranbury Facility, which is approximately 48,000 sq. ft.

On September 13, 2005, the Company approved certain consolidation plans for the Lenox subsidiary, including the closing of 31 Lenox retail stores. Such plans for consolidation were contemplated in conjunction with the acquisition of Lenox. As of January 31, 2006, the Company completed the implementation of this store-closing plan, leaving 30 Lenox retail stores in operation.

Showrooms

The Company also operates ten showrooms located in Atlanta, GA, Billerica, MA, Chicago, IL, Columbus, OH, Dallas, TX, Los Angeles, CA and New York, NY.

The terms of the above-referenced leases expire at various dates. The Company believes that the facilities are in good condition and are adequate for the business.

ITEM 3.	LEGAL PROCEEDINGS

In August 2004, plaintiffs purporting to represent a class of consumers who purchased tableware sold in the United States filed suit against Federated Department Stores, the May Department Stores Company, Waterford Wedgwood U.S.A., and Lenox, Incorporated in United States District Court for the Northern District of California. In November 2004, plaintiffs filed a consolidated amended complaint alleging that for the period beginning at least as early as May 1, 2001 through the filing of the amended complaint on November 12, 2004, defendants violated Section 1 of the Sherman Act by conspiring to fix prices and to boycott sales to Bed, Bath & Beyond. Plaintiffs seek to recover an undisclosed amount of damages, trebled in accordance with antitrust laws, as well as costs, attorney’s fees and injunctive relief. This matter is currently in the pre-trial discovery phase. The cut-off dates for fact discovery and expert discovery are March 31, 2006 and June 12, 2006, respectively. The court has set August 24, 2006 as the date for filling defendants’ motions for summary judgment and plaintiffs’ motion for class certification. The trial date is scheduled for October 30, 2006.

On May 26, 2004, Ashley Seaberg filed a product liability suit against Department 56, Inc. and Time to Celebrate in United States District Court for the District of Oregon, claiming that a strand of lights from defendant Time to Celebrate started a house fire. On May 16, 2005, the court granted plaintiff’s motion to amend the complaint to add a claim for $10 million in punitive damages. On January 9, 2006, the court denied the Company’s motion for summary judgment on plaintiff’s punitive damages claim and granted plaintiff’s motion for summary judgment on its negligence per se claim. Trial is set for May 2006.

The Company denies the allegations and claims of the cases above and intends to defend the cases vigorously. It is not possible at this time to estimate possible losses or a range of losses, if any, in these lawsuits. However, an adverse result in either of these lawsuits could have a material adverse effect on the Company’s financial position, results of operations and/or cash flows.

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

No matters were submitted to a vote of the Company’s security holders during the last quarter of the year ended December 31, 2005.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock trades on the New York Stock Exchange (“NYSE”) under the symbol “LNX.” The table below sets forth the high and low sales prices for each quarter during the last two fiscal years, as reported by the NYSE.

	High	Low

Fiscal 2005
First quarter	$17.46	$15.83
Second quarter	17.79	9.93
Third quarter	14.78	10.28
Fourth quarter	13.46	10.44

Fiscal 2004
First quarter	$16.20	$12.55
Second quarter	17.31	14.05
Third quarter	16.69	14.60
Fourth quarter	17.34	14.88

The Company has not declared or paid dividends on its common stock. As a holding company, the ability of the Company to pay cash dividends will depend upon the receipt of dividends or other payments from its subsidiaries. See “Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” below with respect to restrictions under the Company’s credit facilities pertaining to its ability to pay dividends.

As of March 6, 2006, the number of holders of record of the Company’s common stock was 788.

ITEM 6.	SELECTED FINANCIAL DATA

FIVE-YEAR SUMMARY (In thousands, except per share amounts) YEARS ENDED DECEMBER 31, 2005, JANUARY 1, 2005, JANUARY 3, 2004, DECEMBER 28, 2002, AND DECEMBER 29, 2001

The following selected consolidated financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements and related Notes thereto, included elsewhere herein. Fiscal year 2005, 2004, 2003, 2002, and 2001 results reflect the reclassification of Geppeddo’s and Time to Celebrate’s financial results as discontinued operations.

	December 31, 2005[1,2]	January 1, 2005[1]	January 3, 2004[1]	December 28, 2002[1]	December 29, 2001[1]

STATEMENTS OF INCOME
Net sales	$330,915	$162,908	$174,957	$190,348	$188,477
Cost of sales	174,985	76,617	81,069	84,237	85,975

Gross profit	155,930	86,291	93,888	106,111	102,502

Operating expenses:
Selling, general and administrative	123,441	51,175	52,695	60,079	67,587

Operating income from continuing operations	32,489	35,116	41,193	46,032	34,915

Other expense (income):
Interest expense	5,735	493	1,901	3,425	6,998
Litigation settlement[3]	—	(6,871)	—	(5,388)	—
Impairment and equity in losses of minority investment[4]	—	—	—	—	3,304
Other, net	(744)	(414)	(906)	(349)	(659)

Income from continuing operations before income taxes	27,498	41,908	40,198	48,344	25,272
Provision for income taxes	10,146	15,088	14,529	13,581	10,472

Income from continuing operations before cumulative effect of change in accounting principle	17,352	26,820	25,669	34,763	14,800
(Loss) income from discontinued operations, net of tax[5]	(2,182)	(3,036)	(9,261)	(2,922)	1,162
Cumulative effect of change in accounting Principle[6]	—	—	—	(93,654)	—

Net income (loss)	$15,170	$23,784	$16,408	$(61,813)	$15,962

Income per share from continuing operations:
Basic	$1.27	$2.01	$1.96	$2.67	$1.15
Diluted	$1.26	$1.98	$1.94	$2.65	$1.15

BALANCE SHEET DATA
Working capital	$79,326	$82,294	$49,424	$60,864	$57,153
Total assets	469,928	167,388	142,304	157,184	258,932
Total debt	110,718	—	—	54,000	85,000
Total stockholders’ equity[7]	161,749	143,757	114,296	88,607	145,855

[1]	The year ended January 3, 2004 is a 53-week fiscal year whereas all other fiscal years presented are 52-week periods.
[2]	Effective September 1, 2005, the Company completed the acquisition of Lenox from Brown-Forman.
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

[5]

In December 2005, the Company ceased operations of its Time to Celebrate business. Additionally, during the first quarter of 2004, the Company ceased operations of its Geppeddo seasonal kiosk business. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reclassified the results of these ceased operations into discontinued operations for all periods presented.

[6]

During 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. Upon adoption of SFAS No. 142, the Company performed impairment testing and concluded that the goodwill related to the leveraged buy-out of the Company in 1992 was impaired. As a result, the Company recognized a $93.7 million charge to write-down its goodwill.

[7]

The Company has not declared or paid dividends on its common stock. As a holding company, the ability of the Company to pay cash dividends will depend upon the receipt of dividends or other payments from its subsidiaries.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STRATEGIC OVERVIEW

Excluding the acquisition of Lenox, the Company’s financial results for 2005 as well as the two prior years were significantly impacted by fundamental changes occurring in the Gift and Specialty account base. In 2005, the Company continued to see substantial attrition of the Gift and Specialty channel, which accounted for over 80% of the Company’s wholesale sales. In addition to this account attrition, on-going accounts have cut back on ordering the Company’s Village product. Due to both account attrition and reduced Village sales with on-going Gift and Specialty dealers, Village product revenue decreased 21% in 2005, which was consistent with the longer term trend.

In response to the changing nature of the Gift and Specialty channel, the Company implemented two strategies designed not only to offset the decline of the Village business but to grow revenues long term. These strategies were 1) expanding the Company’s channels of distribution outside its traditional Gift and Specialty channel, and 2) expanding the Company’s product offering to include year-round gift products. These strategies were pursued both organically, by building upon the Company’s strengths in design and product development to enter new channels and categories, and through acquisition. These strategies are explained in more detail below.

Expanding Channels of Distribution

Wholesale Channels

The Company has adopted a multi-channel wholesale approach to better expose its products and make them more accessible to a broader range of new consumers. New, simpler and less costly Villages, as well as giftware lines were sold to select merchandise chains including Sears and Lowe’s.

Retail Stores

The Company operated six Department 56 retail stores in 2005 to showcase the breadth of its home decorative and celebratory products. These stores are situated in high traffic locations where there is no significant wholesale distribution. The Company plans to open three additional stores in 2006, although appropriate sites have not yet been identified.

Expand Product Offering to Include Year-Round Gift Products

This strategy is to expand the Company’s product offering and reposition the Company from a strong, yet highly seasonal Christmas collectibles business to a Company providing premier home decorative products to celebrate life’s extraordinary moments throughout the year.

This is accomplished through new product offerings, which includes licensed product and well-known artists. Although this has not yet yielded sales growth due to continued channel consolidation, this strategy has begun to reduce the Company’s dependence on Christmas.

Acquisition Growth

In addition to internal growth, another means of expanded product offering and channels of distribution is through acquisition. Accordingly, the Company looks to acquire businesses that complement its strategy to develop year-round gift products, accelerate its penetration into new markets and new channels as well as leverage its existing channel reach.

On September 1, 2005, the Company acquired Lenox, Incorporated from Brown-Forman Corporation. The Company believes this was a transformational event for the Company not only in terms of executing its dual strategy of expanded distribution and product offering, but also in providing strong brands as a foundation for future growth.

This transaction repositions the Company as an industry leader and a year-round provider of tabletop, gift and collectibles and home décor products. This acquisition has substantially expanded the Company’s product offering to include:

–	Fine and casual dinnerware, and serveware
–	Glassware and crystal stemware
–	Stainless and sterling flatware

In addition, this acquisition augmented the Company’s existing channels of distribution as well as added new channels to include:

Augment Existing Channels	New Channels
- Department Stores	- Catalog
- National Chains	- Internet
- Specialty Retailers	- Direct Mail
- Club Accounts
- Retail Stores

The Company is currently in the process of integrating the two businesses to leverage the strengths of each while eliminating redundant costs.

The Company believes that acquisitions will continue to be a means of growth for the Company as it seeks to meet consumer’s needs for tabletop, gift, and collectible and home décor product.

SUMMARY OF 2005 RESULTS OF OPERATIONS

•            On September 1, 2005, the Company completed the acquisition (“the Acquisition”) of all of the capital stock of Lenox, Incorporated (Lenox) from Brown Forman, Inc. (Brown-Forman). The acquisition of Lenox, which sells products under the Lenox, Dansk, and Gorham brand names, added strong, market-leading brands and complementary product lines and distribution channels to the Company’s portfolio.

•            Income from continuing operations was $17.4 million in 2005 compared to $26.8 million in 2004. Income from continuing operations in 2005 includes the results of operations of Lenox from the acquisition date of September 1, 2005. Income from continuing operations in 2004 included the recovery of $6.9 million in net proceeds (before income taxes) from the settlement of the Company’s litigation against a third party related to the implementation of its information systems in 1999.

•            Excluding the impact of the Lenox acquisition from 2005 results and the recovery from the litigation settlement from 2004 results, income from continuing operations decreased $12.9 million from $22.4 million in 2004 to $9.5 million in 2005, as shown in the table below. The decrease in net income from continuing operations was principally due to an 18% decrease in wholesale sales and a 600 basis point decrease in wholesale gross profit as a percentage of sales. The decrease in wholesale sales was principally due to a reduction in product shipments as a result of the continued contraction experienced in the Gift and Specialty channel. The decrease in wholesale gross profit percentage was primarily due to the Company’s more aggressive pricing of many of its new items and its decision not to pass on cost increases on some of its existing items.

Reconciliation of Non-GAAP Financial Measure
(In millions)

	Year Ended December 31, 2005	Year Ended January 1, 2005

Income from continuing operations, net of tax (GAAP measure)	$17.4	$26.8

Income from continuing operations – acquisition, net of tax	(7.9)	—
Litigation settlement	—	(6.9)
Income tax effect of litigation settlement	—	2.5

Income from continuing operations – excluding the impact of the acquisition and litigation settlement (non-GAAP measure)	$9.5	$22.4

Management believes the non-GAAP measure above provides useful information to investors regarding the Company’s results from continuing operations because it provides a meaningful comparison, on a consistent basis year-over-year, and understanding of the Company’s operating performance for the past two annual periods. This non-GAAP measure should not be considered an alternative to income from continuing operations, which is determined in accordance with GAAP.

•          In October 2005, the Company committed to a plan to cease operations of its Time to Celebrate business. Time to Celebrate ceased operations in December 2005, and in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company has reclassified Time to Celebrate’s results into discontinued operations for all periods presented.

COMPARISON OF RESULTS OF CONTINUING OPERATIONS FOR 2005 AND 2004

(In millions, except per share amounts)

In connection with the Company’s acquisition of Lenox from Brown-Forman, the Company has redefined its operating segments in accordance with SFAS No. 131 to include three reportable segments – Wholesale, Retail, and Direct. Net sales, gross profit, and specifically identified selling costs are measured for each segment. Expenses not allocated to specific operating segments are reflected in the Corporate category and represent general and administrative costs. Other components of the statement of operations which are classified below income from operations (i.e. interest expense, provision for income taxes, etc.) are not allocated by segment and are discussed separately. In addition, the Company does not account for or report assets, capital expenditures, or certain depreciation and amortization by segment.

	Reconciliation of Non-GAAP Financial Matters
	2005			2004	2003

	Consolidated (GAAP measure)	Lenox adjustment	Department 56 (non-GAAP measure)	Consolidated[1] (GAAP measure)	Consolidated[1] (GAAP measure)

WHOLESALE:
Net sales	$217.0	$92.1	$124.9	$153.1	$166.9
Gross profit	87.6	30.5	57.1	79.1	88.1
Gross profit as a % of net sales	40%	33%	46%	52%	53%
Selling expenses	24.1	9.6	14.5	15.5	15.9
Selling expenses as a % of net sales	11%	10%	12%	10%	10%
Income from operations	63.5	20.9	42.6	63.6	72.2

RETAIL:
Net sales	$72.8	$61.8	$11.0	$9.8	$8.0
Gross profit	42.7	35.2	7.5	7.2	5.8
Gross profit as a % of net sales	59%	57%	69%	74%	71%
Selling expenses	23.5	17.0	6.5	6.5	5.4
Selling expenses as a % of net sales	32%	28%	59%	66%	67%
Income from operations	19.3	18.2	1.1	0.7	0.3

DIRECT:
Net sales	$41.1	41.1	—	—	—
Gross profit	25.6	25.6	—	—	—
Gross profit as a % of net sales	62%	62%
Selling expenses	17.0	17.0	—	—	—
Selling expenses as a % of net sales	41%	41%
Income from operations	8.6	8.6	—	—	—

CORPORATE -
Unallocated general and administrative expenses	$58.9	$29.1	$29.8	$29.2	$31.3

CONSOLIDATED:
Net sales	$330.9	$195.1	$135.8	$162.9	$174.9
Operating income from continuing operations	32.5	18.6	13.8	35.1	41.2

Other Expense (Income):
Interest expense	5.7	5.5	0.2	0.5	1.9
Litigation settlement	—	—	—	(6.9)	—
Other, net	(0.7)	(0.0)	(0.7)	(0.4)	(0.9)

Income tax expense	10.1	5.3	4.9	15.1	14.5
Income from continuing operations	$17.4	$7.9	$9.5	$26.8	$25.7

Management believes the non-GAAP measure above provides useful information to investors regarding the Company’s results from continuing operations because it provides a meaningful comparison and understanding of the Company’s operating performance over the periods presented. This non-GAAP measure should not be considered an alternative to income from continuing operations, which is determined in accordance with GAAP.

[1]

Effective September 1, 2005, the Company completed the acquisition of Lenox from Brown-Forman. Therefore, fiscal years 2003, 2004 and the first eight months of fiscal year 2005 do not contain the results of operations of the acquired entity.

Wholesale

Net sales were up 42% to $217.0 million from $153.1 million in 2004 reflecting the impact of the Acquisition. Excluding the impact of the Acquisition, net sales were down 18% to $124.9 million. This decrease was principally due to a reduction in product shipments as a result of the continued contraction experienced in the Gift and Specialty channel since 1999.

The gross profit percentage was 40% compared to 52% in the prior year reflecting the impact of the Acquisition. The gross profit percentage for the Lenox wholesale business for the year was negatively impacted by an $8.7 million purchase accounting fair market value adjustment related to the write-up of inventory to its estimated selling price less cost of disposal under the purchase method of accounting on the opening balance sheet date. Excluding the impact of the Acquisition, the Company’s gross profit percentage was 46% compared to 52% in 2004. This decrease was primarily due to the Company’s more aggressive pricing of many of its new items and its decision not to pass on cost increases on some of its existing items.

Selling expenses were $24.1 million, or 11% of sales, compared to $15.5 million, or 10% of sales, in the prior year reflecting the impact of the Acquisition. Excluding the impact of the Acquisition, selling expenses were $14.5 million, or 12% of sales compared to $15.5 million, or 10% of sales in the prior year. The increase in selling expense as a percentage of sales was due to certain fixed selling expenses that did not decrease proportionally with the sales decrease.

Operating income from continuing operations decreased $0.1 million to $63.5 million in 2005 from $63.6 million in 2004 reflecting the impact of the Acquisition. Excluding the impact of the Acquisition, operating income from continuing operations decreased $21.0 to $42.6 million in 2005 from $63.6 million in 2004. The decrease in operating income was principally due to the sales decrease in the Gift and Specialty channel and the decline in the gross profit percentage as explained above.

Retail

Net sales were $72.8 million compared to $9.8 million in the prior year reflecting the impact of the Acquisition. Excluding the impact of the Acquisition, net sales were up 12% to $11.0 million. The increase was principally due to a same-store sales increase of 6% and the opening of a new retail store in June 2004 (which operated during the entire year in 2005 but only a portion of 2004). Same-store sales represent a comparison of the sales (during the corresponding weeks of the two fiscal years compared) of the stores included in our same-store sales base. A store first enters our same-store sales base after completing 12 fiscal months of operations. In 2005, there were six stores included in our same-store sales base and one of these stores was included for less than a year.

The gross profit percentage was 59% compared to 74% in the prior year reflecting the impact of the Acquisition. Subsequent to the acquisition date of September 1, 2005, the Lenox retail business was liquidating excess product acquired as part of the Acquisition. The impact of liquidating this excess product normally would have resulted in lower gross margins for the Lenox retail business. However, this impact was offset by the requirement to value Lenox inventory at its estimated selling price less cost of disposal under purchase accounting on the opening balance sheet date. The impact of this purchase accounting adjustment was approximately $5.8 million. Excluding the impact of the Acquisition, the gross margin percentage was 69% compared to 74% in the prior year. The decrease in the gross profit percentage was principally due to higher markdowns and the Company’s more aggressive pricing of many of its new items as discussed under the Wholesale segment above.

Selling expenses were $23.5 million, or 32% of sales, compared to $6.5 million, or 66% of sales in the prior year reflecting the impact of the Acquisition. Excluding the impact of the Acquisition, selling expenses were $6.5 million, or 59% of sales in 2005 compared to $6.5 million, or 66% of sales during 2004. The decrease in selling expense as a percentage of sales was primarily due the relocation of one of the Company’s retail stores and the resulting gain in connection with the buyout of the previous lease.

Operating income from continuing operations increased $18.6 million to $19.3 million in 2005 from $0.7 million in 2004 reflecting the impact of the Acquisition. Excluding the impact of the Acquisition, operating income from continuing operations increased $0.4 million to $1.1 million in 2005 from $0.7 million in 2004.

The increase in operating income was due to the increase in net sales described above.

Direct

The Direct business was acquired as part of the Acquisition. Net sales from the Direct business were $41.1 million for the four months ended December 31, 2005. The gross profit percentage was 62%. The gross profit percentage for the Lenox direct business for the year was negatively impacted by a $2.8 million purchase accounting fair market value adjustment related to the write-up of inventory to its estimated selling price less cost of disposal under the purchase method of accounting on the opening balance sheet date. Selling expenses were $17.0 million, or 41% of sales.

Corporate

General and administrative expense was $58.9 million in 2005 reflecting the impact of the Acquisition. Excluding the Acquisition, unallocated general and administrative expense was $29.8 million compared to $29.2 million in 2004.

Interest Expense

Interest expense increased $5.2 million between 2005 and 2004 reflecting the additional financing required to complete the Acquisition.

Litigation Settlement

During 2004, the Company received net proceeds (before income taxes) of $6.9 million in settlement of the Company’s litigation against a third party related to the implementation of its information systems. This recovery was recorded in other income in 2004.

Provision for Income Taxes

The effective income tax rate was 37% in 2005 compared to 36% in 2004. Excluding the impact of the Acquisition on the effective tax rate, the effective income tax rate was 34% in 2005, reflecting a $0.3 million adjustment for the reversal of prior year tax accruals that were no longer necessary. The Company expects its effective income tax rate to be approximately 38% in 2006.

Discontinued Operations

The Company completed the closing of its Time to Celebrate business during the fourth quarter of 2005 and its Geppeddo seasonal kiosk business during the first quarter of 2004. Results for these businesses, which generated losses of $2.2 million and $3.0 million in 2005 and 2004, respectively, have been reclassified as discontinued operations for all periods presented.

COMPARISON OF RESULTS OF CONTINUING OPERATIONS 2004 TO 2003

Wholesale

Net sales decreased $13.8 million, or 8%, to $153.1 million in 2004 from $166.9 million in 2003. The decrease was due to a decrease in product shipments as a result of the continued contraction experienced in the Gift and Specialty channel.

Gross profit decreased $9.0 million, or 10%, to $79.1 million in 2004 from $88.1 million in 2003. Gross profit as a percentage of sales decreased to 52% in 2004 from 53% in 2003. The decrease in gross profit dollars was principally due to the decrease in wholesale net sales. The decrease in gross profit as a percentage of sales was due to a change in the mix of wholesale product shipments from higher margin Village product to lower margin Giftware product, partially offset by lower provisions for both excess product and sales returns and credits.

Selling expenses decreased $0.4 million, or 3%, to $15.5 million in 2004 from $15.9 million in 2003. Selling expenses as a percentage of wholesale net sales were 10% in both 2004 and 2003. The decrease in selling expenses in dollars was due to the decrease in wholesale net sales.

Operating income from continuing operations decreased $8.6 million, or 12%, to $63.6 million in 2004 from $72.2 million in 2003. The decrease in operating income was principally due to the decrease in wholesale net sales as explained above.

Retail

Net sales increased $1.8 million, or 23%, to $9.8 million in 2004 from $8.0 million in 2003. Same store sales increased 3% in 2004. In 2004, there were five stores included in our same-store sales base and two of these stores were included for less than a year.

Gross profit increased $1.4 million, or 24%, to $7.2 million in 2004 from $5.8 million in 2003. Gross profit as a percentage of sales increased to 74% in 2004 from 73% in 2003. The increase in gross profit dollars was primarily due to the increase in retail segment sales. The increase in gross profit as a percentage of sales was principally due to the mix of product sales and lower markdowns.

Selling expenses increased $1.1 million, or 20%, to $6.5 million in 2004 from $5.4 million in 2003. Selling expenses as a percentage of retail net sales decreased to 66% in 2004 from 68% in 2003. The increase in selling expenses was due to the addition of two new stores in the fall of 2003 (which were open for a full year in 2004) and the addition of a new store in the summer of 2004.

Operating income from continuing operations increased $0.4 million to $0.7 million in 2004 from $0.3 million in 2003. The increase in income from operations was due to the increase in retail segment sales.

Corporate

General and administrative expenses decreased $2.1 million, or 7%, to $29.2 million in 2004 from $31.3 million in 2003. The decrease in general and administrative expenses was principally due to decreases in depreciation and marketing expenses of $0.9 million and $0.6 million, respectively, partially offset by the $0.7 million charge for severance costs related to staff reductions in the third quarter of 2004.

Interest Expense

Interest expense decreased $1.4 million, or 74%, between 2004 and 2003. The decrease in interest expense was principally due to lower average debt outstanding.

Litigation Settlement

During 2004, the Company received net proceeds (before income taxes) of $6.9 million in settlement of the Company’s litigation against a third party related to the implementation of its information systems. This recovery was recorded in other income in 2004.

Provision for Income Taxes

The effective income tax rate was 36% in both 2004 and 2003.

Discontinued Operations

The Company completed the closing of its Time to Celebrate business during the fourth quarter of 2005 and its Geppeddo seasonal kiosk business during the first quarter of 2004. Results for these businesses have been reclassified as discontinued operations for all periods presented.

ACQUISITION OF LENOX

As discussed earlier, on September, 1, 2005, the Company completed the acquisition of all of the capital stock of Lenox from Brown-Forman for $204.0 million, which included transaction costs of $7.6 million. The Company funded the payment of the purchase price and related transaction costs of the Acquisition with a $275 million senior secured credit facility consisting of a $175 million revolving credit facility and a $100 million term loan.

The initial purchase price allocation, based on management’s estimates which included the use of independent appraisals which were updated during the fourth quarter of 2005, was as follows:

Estimated Fair Value

Accounts receivable	$39,105
Inventories	115,989
Current deferred taxes	5,109
Other current assets	7,080
Property, plant and equipment	78,046
Goodwill	16,695
Trademarks	108,210
Other intangible assets	17,842
Noncurrent deferred taxes	5,555
Other noncurrent assets	4,059

Total assets acquired	$397,690

Severance and restructuring reserves	$14,020
Other current liabilities	57,967
Pension obligations	89,414
Postretirement obligations	28,075
Long-term debt	250
Other noncurrent liabilities	3,928

Total liabilities assumed	$193,654

Net assets acquired	$204,036

SEASONALITY

The Company is highly seasonal. It has historically recorded its highest Wholesale segment sales during the third and fourth quarters of each year as wholesale customers stock merchandise in anticipation of the holiday season. In addition, the Company records its highest Retail and Direct segment sales in the fourth quarter during the peak holiday shopping season. However, the Company can experience fluctuations in quarterly sales and related net income compared with the prior year due to the timing of receipt of product from suppliers and subsequent shipment of product from the Company to customers, as well as the timing of orders placed by customers. The Company is not managed to maximize quarter-to-quarter results, but rather to achieve annual objectives designed to achieve long-term growth consistent with the Company’s business strategy.

(In millions, except per share amounts)

	2005					2004

	1st Qtr.	2nd Qtr.	3rd Qtr. [1]	4th Qtr. [1]	Total	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	Total

Net sales	$19.6	$36.4	$99.5	$175.5	$330.9	$19.8	$48.7	$52.7	$41.6	$162.9
Gross profit	8.9	17.5	48.1	81.4	155.9	10.4	26.5	28.6	20.8	86.3
Income (loss) from continuing operations	(2.2)	4.5	11.6	3.6	17.4	(1.3)	13.8	9.8	4.5	26.8
Net income (loss)	(2.6)	4.1	11.1	2.6	15.2	(3.0)	13.4	9.2	4.1	23.8
Income (loss) from continuing operations per share assuming dilution	(0.16)	0.32	0.84	0.26	1.26	(0.10)	1.02	0.72	0.33	1.98
Net income (loss) per common share assuming dilution	(0.19)	0.30	0.81	0.19	1.10	(0.22)	0.99	0.68	0.30	1.76

[1]	Effective September 1, 2005 the Company completed the acquisition of Lenox from Brown-Forman. Therefore, the third and fourth quarters of 2005 contain the results of operations of the acquired entity.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary source of cash is the funds generated from operations and its credit facility which is available for working capital and investment needs. Based on current levels of operations, the Company believes its funds generated from operations and its revolving credit facility will be sufficient to finance any working capital needs, capital expenditures, or contractual obligations.

The Company’s cash and cash equivalents declined from $33.7 million at January 1, 2005 to $1.3 million at December 31, 2005 due primarily to financing the Acquisition on September 1, 2005.

Consistent with customary practice in the giftware industry, the Company offers extended payment terms to some of its Wholesale customers. This practice has typically created significant working capital requirements in the second and third quarters that the Company has generally financed with its cash balances and/or seasonal borrowings under its revolving credit facility. The Company’s cash and cash equivalents and short-term investments balances have historically peaked early in the first quarter of the subsequent year, following the collection of Wholesale customer accounts receivable with extended payment terms and cash receipts from the Company’s Retail and Direct operations.

Cash Flows from Operations

Net cash provided by operating activities increased $35.5 million from $24.9 million in 2004 to $60.4 million in 2005. The increase consisted of net cash provided by the operating activities of Lenox of $39.2 million, with the remaining net cash usage of $3.7 million primarily driven by net cash used in the operating activities of discontinued operations.

Cash Flows from Investing Activities

On September 1, 2005, the Company completed the acquisition of all of the capital stock of Lenox from Brown-Forman for $204.0 million, which included transaction costs of $7.6 million. During 2005, the Company obtained cash of $11.2 million from the sale of available-for-sale securities, which the Company used for working capital purposes and to partially fund the Acquisition.

Capital expenditures in 2005, 2004 and 2003 were $2.2 million (of which $1.9 million was paid and $0.3 million was accrued as of December 31,2005), $2.2 million, and $2.5 million, respectively. We anticipate capital expenditures for 2006 to be approximately $10 to $15 million, primarily for addition of the planned retail stores, capital costs associated with the consolidation of certain of the Company’s office and manufacturing operations, and general maintenance capital.

Cash Flows from Financing Activities

To finance the Acquisition, the Company entered into a new revolving credit facility and a term loan facility. The credit facilities are available to finance the purchase of Lenox, to payoff existing indebtedness under the Company’s old revolving credit facility, and to finance working capital needs. In connection with the new credit facilities, the Company recorded $10.1 million in deferred financing fees, which is included in other assets on the Consolidated Balance Sheets and is being amortized over the lives of the credit facilities. The revolving credit facility expires on September 1, 2010 and the term loan facility expires on September 1, 2011.

The credit facilities contain customary financial conditions and covenants, including restrictions on additional indebtedness, liens, investments, capital expenditures, issuances of capital stock and dividends. The credit facilities also require maintenance of minimum levels of interest coverage and maximum levels of leverage, in each case at the end of each fiscal quarter. The minimum interest coverage ratio (as defined within the credit facility agreements) requires the Company to maintain a minimum ratio of earnings before interest, income taxes, depreciation and amortization (EBITDA) to interest expense over a 12-month period ending on each fiscal quarter. The minimum ratio to be maintained at each quarter-end over the term of the facilities is defined within the credit facility agreements, and ranges from 2.35:1.0 to 3.75:1.0. The maximum leverage ratio (as defined within the credit facility agreements) requires the Company to maintain a maximum ratio of debt (as measured at the end of each fiscal quarter) to EBITDA over a 12-month period ending on each fiscal quarter. The maximum leverage ratio to be maintained at each quarter-end over the term of the facilities is defined within the credit facility agreements, and ranges from 2.0:1.0 to 4.0:1.0. As of December 31, 2005, the Company was in compliance with all material conditions and covenants under the credit facilities.

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

Borrowings under the revolving credit facility are subject to certain borrowing base limitations. The Company’s borrowing capacity under the revolving credit facility as of December 31, 2005, was $147.0 million and fluctuates based on accounts receivable and inventory levels. The revolving credit facility provides for commitment fees of 0.375% per annum on the daily average of the unused commitment.

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

The contractual debt maturity of the long-term debt outstanding on December 31, 2005 is shown in the Contractual Obligations table below. Under the term loan facility, the Company is also obligated to make mandatory prepayments if certain events occur in the future such as asset sales, additional debt issuances, common and preferred stock issuances, and excess cash flow generation.

In conjunction with entering into the new credit facilities, the Company terminated its $75 million revolving credit facility originally entered into in November 2003. Related to this termination, the Company wrote off $0.1 million in unamortized deferred financing fees which were recorded in interest expense in the Company’s Consolidated Statements of Income.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

As of December 31, 2005, the Company is obligated to make cash payments in connection with its debt obligations, operating leases, purchase obligations, and royalty guarantees in the amounts listed below. The Company has no off-balance sheet debt or other unrecorded obligations other than the items noted in the following table:

Payments Due (in thousands)

	2006	2007	2008	2009	2010	Thereafter	Total

Revolving Credit Facility[1,2]	—	—	—	—	$10,468	—	$10,468
Long-term Debt[2]	$10,000	$10,000	$10,000	$10,000	10,000	$50,000	100,000
Operating Leases	12,956	10,433	8,505	7,254	4,952	3,872	47,972
Purchase Commitments[3]	11,050	—	—	—	—	—	11,050
Royalty Guarantees[4]	1,040	415	25	—	—	—	1,480

Total	$35,046	$20,848	$18,530	$17,254	$25,420	$53,872	$170,970

[1]

The Company’s borrowings under the revolving credit facility are classified as current liabilities on the Consolidated Balance Sheets in accordance with Emerging Issues Task Force Issue No. 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement.

[2]

In addition to the principal payments on debt included in the summary of significant contractual obligations, the Company will incur interest expense on outstanding variable rate debt. All amounts outstanding under the revolving and term loan credit facilities are variable interest rate debt with weighted average interest rates as of December 31, 2005 of 6.67% and 7.89%, respectively.

[3]	The Company is committed to pay suppliers of product under the terms of open purchase orders issued in the normal course of business.
[4]	The Company is committed to pay licensors under the terms of license agreements entered into in the normal course of business.

Total contractual obligations do not include the following:

•

Payments made to the Company’s deferred compensation plan – Under this plan, employees may elect to defer a portion of their eligible compensation into the plan. The Company, at its discretion, may also contribute amounts into the plan on behalf of the employees. The Company cannot predict when contributions to and withdrawals from the plan will occur. See Note 12 to the Consolidated Financial Statements.

•

Pension and postretirement obligations – As of December 31, 2005, the Company had accrued pension and postretirement benefit obligations of $115.6 million. Because the specific periods in which those obligations will be funded are not known at this time, no amounts related to these obligations are reflected in the above table. The Company expects to contribute approximately $16 million to its pension plans and approximately $2 million to its postretirement plans in 2006. See Note 10 to the Consolidated Financial Statements.

•

Other noncurrent liabilities which principally consist of environmental remediation costs – The Company is responsible for the cleanup and/or monitoring of two environmental sites located in New Jersey. As of December 31, 2005, the Company recorded a liability of approximately $3.3 million in other noncurrent liabilities which represents the net present value of the estimated future costs discounted at 5.25%. Because the liability recorded is based upon management’s estimate and the timing and amount of payments are uncertain no amounts related to these obligations are reflected in the above table. See Note 18 to the Consolidated Financial Statements.

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

Management believes the following critical accounting policies require the most difficult, subjective or complex judgments about matters that are inherently uncertain and are therefore particularly important to an understanding of the Company’s results of operations and financial position:

Sales Returns and Credits – An allowance is established for credits related to possible returned or damaged product, markdowns and pricing and shipping discrepancies. The amount of the allowance is based on historical ratios of credits to sales, the historical average length of time between the sale and the credit, and other factors. Changes in customers’ behavior versus historical experience, changes in product damage or defect rates, or changes in the Company’s return policies are among the factors that would result in materially different amounts for this item. Based on 2005 sales and returns and credits (including such returns and credits from the Acquisition from its effective date thru December 31, 2005), a 10% increase or decrease in sales returns and credits would have had an impact of approximately $0.9 million.

Inventory Valuation – Inventory is valued at the lower of cost or net realizable value. The amount is determined by analyzing historical and projected sales information, plans for discontinued products and other factors. The Company procures product based on forecasted sales volume. If actual sales were significantly lower than forecasted sales due to unexpected economic or competitive conditions, it could result in materially higher surplus and discontinued inventories. Based on 2005 inventory write-downs (including such write-downs from the Acquisition from its effective date thru December 31, 2005), a 10% increase or decrease in inventory write-downs would have had an impact of less than $0.4 million.

Allowance for Doubtful Accounts – The Company records an allowance for estimated uncollectible accounts receivable based on an evaluation of its accounts receivable balance. This evaluation includes a number of factors including the age of the receivable, the financial condition of the customer, the current business environment, and the historical collection experience for customers and consumers of similar background and nature. Additionally, since many of the Company’s wholesale sales have dating terms which come due in November and December, the Company does not have visibility into overdue balances for most of its wholesale customers until the fourth quarter of its fiscal year. Due to the seasonality of the Company’s business, the extended dating terms provided to wholesale customers and the relative size of accounts receivable balances at year–end, it is not uncommon for the Company to experience fluctuations in the provision for bad debt expense from quarter to quarter as the Company refines its estimate. Unexpected changes in the aforementioned factors would result in materially different amounts for this item. In addition, results could be materially different if economic conditions worsened for the Company’s customers. Based on 2005 bad debt write-offs (including such write-offs from the Acquisition from its effective date thru December 31, 2005), a 10% increase or decrease in bad debt write-offs would have had an impact of less than $0.4 million.

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

SUBSEQUENT EVENT

On March 3, 2006, the Company entered into an asset purchase agreement with Willitts Designs International, Inc. (“Willitts”) to acquire certain assets and assume certain liabilities of Willitts. The purchase price will be equal to the historical cost of the assets acquired less the obligations assumed as of the closing date. The net purchase price is estimated to be approximately $3.5 million. In addition to the purchase price, the Company may be required to make additional payments contingent on performance through 2009.

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

Such forward-looking statements are inherently uncertain, and you must recognize that actual results may differ materially from forward-looking statements as a result of a variety of factors, including, without limitation, those discussed below and under Item 1A of this Annual Report on Form 10-K. Such forward-looking statements are based on management’s current expectations and include known and unknown risks, uncertainties and other factors, many of which the Company is unable to predict or control, that may cause the Company’s actual results or performance to differ materially from any future results or performance expressed or implied by such forward-looking statements. These statements involve risks, uncertainties and other factors discussed below and under Item 1A of this Annual Report on Form 10-K or described from time to time in the Company’s filings with the SEC.

Such factors include, among other things, the following: consumer acceptance of new products; changing public and consumer taste; product development efforts; identification and retention of sculpting and other talent; shift in product mix; completion of third-party product manufacturing; customer reorders and order cancellations; the volume, number, mix and timing of customer orders, reseller inventory policies, and the Company’s ability to forecast and fulfill changes in anticipated product demand; control of operating expenses; collection of accounts receivable; management of inventory; changes in the cost and availability of cargo transportation, dockage and materials handling with respect to both the importation of inventory and the shipment of product to the Company’s customers; the effect of regulations and operating protocols affecting the importation of goods into the United States, including security measures adopted by U.S. Customs in light of heightened terrorism; changes in foreign exchange rates; corporate cash flow application, including share repurchases; cost of debt capital; functionality of information, operating and distribution systems; identification, completion and results of acquisitions, investments, Company-owned retail expansion, and other strategic business initiatives; capital expenditures and depreciation, and the timing thereof; grants of stock options or other equity equivalents; actual or deemed exercises of stock options; industry, general economic, regulatory, transportation, labor, and international trade and monetary conditions; adverse weather conditions, natural disasters (such as hurricanes and epidemics), terrorist activities and international political/military developments which may, among other things, impair performance at the retail stores of the Company and its customers; and actions of competitors. Actual results may vary materially from forward-looking statements and the assumptions on which they are based. The Company undertakes no obligation to update or publish in the future any forward-looking statements.

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

The Company’s market risks relate primarily to changes in interest rates and currency exchange rates. The Company’s interest rate risk relates to its debt outstanding. The Company’s credit facilities bear interest at variable rates. As a result of this variable interest rate debt, the Company’s results of operations and cash flows will be exposed to changes in interest rates. Based on debt outstanding at December 31, 2005, a 1% increase or decrease in current market interest rates would have an impact of approximately $1.1 million on an annual basis.

Less than 2% of the Company’s wholesale sales and less than 2% of the Company’s sourced product purchases in fiscal year 2005 were denominated in a foreign currency. Based on these sales and product purchases, a 10% increase or decrease in the foreign currency exchange rates would have an impact of less than $1.0 million. At this time, the Company does not use derivative instruments to manage the exchange rate risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Consolidated Financial Statements on page F-5 and quarterly data under the caption “Seasonality” within “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that those disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Management’s Report on Internal Control over Financial Reporting on Page F-1 of this 2005 Annual Report on Form 10-K is incorporated herein by reference.

Report of Independent Registered Public Accounting Firm

The Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting on page F-2 of this 2005 Annual Report on Form 10-K is incorporated herein by reference.

Changes in Internal Control over Financial Reporting

During the fourth quarter, there has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Board of Directors

SUSAN E. ENGEL serves as Chairwoman of the Board and also as Chief Executive Officer of the Company. Ms. Engel’s biographical information is set forth under “Executive Officers of the Registrant” in Item 1 of this Annual Report on Form 10-K.

JAMES E. BLOOM, 63, has been our director since November 2001. Mr. Bloom is a private investor and was a business consultant with Bloom Consulting, Inc. from July 2001 to December 2005. From January 1995 to June 2001, he was Vice President - Sales & Marketing with Charter Systems LLC, a software developer of business communications solutions for the telecommunications industry. Mr. Bloom has held a number of sales, marketing and managerial positions in the business technology area with various companies, starting his career with IBM Corporation in 1967.

CHARLES N. HAYSSEN, 55, has been our director since March 2004. Mr. Hayssen has been Chief Operating Officer of AllOver Media, Inc., an out-of-home media company, since August 2004. Mr. Hayssen was a private investor from April 2004 to August 2004, and Chief Financial Officer of ThinkEquity Partners LLC, an equity capital markets firm, from September 2002 to April 2004. Prior to September 2002, Mr. Hayssen was a private investor from November 2001 to September 2002, and Chief Financial Officer of Access Cash International L.L.C. from February 2000 to November 2001. Previously, Mr. Hayssen held a number of positions over a nineteen-year career with Piper Jaffray Companies Inc., including three years as Chief Information Officer, two years as Chief Operating Officer of Piper Capital Management and eight years as Chief Financial Officer.

STEWART M. KASEN, 66, has been our director since December 2000. Mr. Kasen has been President of S&K Famous Brands, Inc., a retailer of menswear, since April 2002. He was President of Schwarzschild Jewelers, a retail jewelry chain, from September 2001 to April 2002. From October 1999 until September 2001, Mr. Kasen was a consultant to the retail industry and a private investor. He was Chairman, President and Chief Executive Officer of Factory Card Outlet Corp., a specialty retailer, from May 1998 until October 1999. Mr. Kasen is a public company director of S&K Famous Brands, Inc., K2, Inc., Markel Corp., and Retail Holdings N.V.

REATHA CLARK KING, 67, has been our director since May 2002. Dr. King was President and Executive Director of General Mills Foundation from November 1988 until May 2002, and served as Chairperson of the Foundation’s Board of Trustees from May 2002 until June 2003. She performs consulting work in organizational governance and philanthropic programs. Currently, Dr. King is a Senior Advisor for the Council on Foundations in Washington, D.C. Prior to joining General Mills Foundation, Dr. King held a variety of scientific and educational positions. She is a public company director of Exxon Mobil Corporation and Wells Fargo & Company.

JOHN VINCENT (VIN) WEBER, 53, has been our director since February 1993. Mr. Weber served in the United States House of Representatives from 1981 to 1993, representing Minnesota’s 2nd Congressional District. Since 1994, Mr. Weber has been a Partner of Clark & Weinstock, Inc., providing strategic advice to institutions interested in issues before the legislative and executive branches of the federal government. Mr. Weber is Chairman of the National Endowment for Democracy, a private, nonprofit organization created in 1983 to strengthen democratic institutions around the world through non-governmental efforts. He was co-director of the Domestic Policy Project of the Aspen Institute and currently serves as a full Trustee for the Institute. He also is a fellow at the Humphrey Institute at the University of Minnesota, where he is a co-director of the Policy Forum (formerly the Mondale Forum).

Executive Officers

Information regarding the Company’s executive officers is set forth under “Executive Officers of the Registrant” in Item 1 of this Annual Report on Form 10-K.

Compliance with Section 16(a) of the Exchange Act

Information required by this Item will be included in the 2006 Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance,” and such information is incorporated herein by reference.

Audit Committee Members and Audit Committee Financial Expert

Information required by this Item will be included in the 2006 Proxy Statement under the headings “Corporate Structure and Audit Committee” and such information is incorporated herein by reference.

Code of Ethics and Business Conduct

The Company has in place a Code of Ethics and Business Conduct that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer, all officers, directors, and employees of the Company and all of its subsidiaries. The Code of Ethics and Business Conduct may be accessed free of charge by visiting the Company’s investor relations website at www.lenoxgroupinc.com by clicking on “Corporate Governance”.

The Company intends to post on its website any amendment to, or waiver from, a provision of the Code of Ethics and Business Conduct that applies to its principal executive officer, principal financial officer, principal accounting officer, and other persons performing similar functions, in accordance with the rules of the Securities and Exchange Commission and the New York Stock Exchange.

Certifications

The certifications of the Chief Executive Officer and the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002, regarding the quality of the Company’s disclosure in this Annual Report on Form 10-K, have been filed as exhibits 31.1 and 31.2 to this Annual Report on Form 10-K. The Company’s Annual CEO Certification as required by NYSE Rule 303A.12(a) has been submitted to the New York Stock Exchange.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this Item will be included in the 2006 Proxy Statement “Director Compensation,” “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” and such information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item will be included in the 2006 Proxy Statement in the section captioned “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management,” and such information is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this Item will be included in the 2006 Proxy Statement in the section captioned “Certain Relationships and Related Transactions” and such information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item will be included in the 2006 Proxy Statement in the section captioned “Principal Accountant Fees and Services” and such information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The Exhibits, and other documents filed as part of this Annual Report on Form 10-K, including those exhibits which are incorporated by reference herein, are:

Exhibit	Description

3.1	Restated Certificate of Incorporation of the Company. *
3.2

Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of the Company. (Incorporated herein by reference to Exhibit 1.1 of the Company’s Amendment No. 1, dated May 12, 1997, to Registration Statement on Form 8-A, dated April 23, 1997. SEC File No. 1-11908.)

3.3	Restated By-Laws of the Company. *
4.1

Specimen Form of Company’s Common Stock Certificate. (Incorporated herein by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994. SEC File No. 1-11908.)

4.2

Rights Agreement (including Exhibits A, B and C thereto) dated as of April 23, 1997, between the Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent. (Incorporated herein by reference to Exhibit 1 of the Company’s Registration Statement on Form 8-A, dated April 23, 1997. SEC File No. 1-11908.)

4.3

First Amendment dated as of March 13, 1998, to Rights Agreement between the Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent. (Incorporated herein by reference to Exhibit 1 to the Company’s Amendment No. 2, dated March 16, 1998, to Registration Statement on Form 8-A, dated April 23, 1997. SEC File No. 1-11908.)

4.4

Amendment No. 2 to Rights Agreement, dated as of February 25, 1999, between the Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent. (Incorporated herein by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K dated February 26, 1999. SEC File No. 1-11908.)

4.5

Letter Agreement Adopting the Rights Agreement, dated as of March 14, 2005, between the Company and Wells Fargo Shareholder Services, as Rights Agent. (Incorporated herein by reference Exhibit 4.5 of the Company’s Report on Form 10-K dated March 17, 2005. SEC File No. 1-11908.)

10.1

Lease Agreement dated April 14, 1999 between D 56, Inc. and Ryan Companies US, Inc. pertaining to the Rogers warehouse and distribution facility. (Incorporated herein by reference to Exhibit 10.4 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2000. SEC File No. 1-11908.)

10.2

Guaranty of Lease dated April 14, 1999 between the Company and Ryan Companies US, Inc. pertaining to the Rogers warehouse and distribution facility. (Incorporated herein by reference to Exhibit 10.5 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2000. SEC File No. 1-11908.)

10.3

First Amendment to Lease Agreement between D 56, Inc. and Ryan Companies US, Inc. pertaining to the Rogers warehouse and distribution facility, dated April 28, 2000. (Incorporated herein by reference to Exhibit 10.3 of the Company’s Report on Form 10-K dated March 17, 2005. SEC File No. 1-11908.)

10.4

Second Amendment to Lease Agreement between D 56, Inc. and Ryan Companies US, Inc. pertaining to the Rogers warehouse and distribution facility, dated January 23, 2003. (Incorporated herein by reference to Exhibit 10.4 of the Company’s Report on Form 10-K dated March 17, 2005. SEC File No. 1-11908.)

10.5

Credit Agreement, dated as of November 25, 2003 among the Company, the Bank parties thereto and Bank One NA as LC Issuer, Swing Line Lender and as Administrative Agent. (Incorporated herein by reference to Exhibit 10.1 of the Company’s 8-K filed on December 1, 2003. SEC File No. 1-11908.)

10.6

Guarantee and Collateral Assignment, dated as of November 25, 2003, by the Company and certain of its direct or indirect subsidiaries in favor of Bank One, NA (Incorporated herein by reference to Exhibit 10.2 of the Company’s 8-K filed on December 1, 2003. SEC File No. 1-11908.)

10.7

Form of Indemnification Agreement between the Company and its directors and executive officers. (Incorporated herein by reference to Exhibit 10.24 of the Company’s Registration Statement on Form S-1, No. 33-61514.)

10.8	Department 56, Inc. 1992 Stock Option Plan. (Incorporated herein by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1, No. 33-61514.) †
10.9

Department 56, Inc. 1993 Stock Incentive Plan. (Incorporated herein by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2001. SEC File No. 1-11908.) †

10.10

Department 56, Inc. 1995 Stock Incentive Plan. (Incorporated herein by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2001. SEC File No. 1-11908.) †

10.11

Department 56, Inc. 1997 Stock Incentive Plan. (Incorporated herein by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2001. SEC File No. 1-11908.) †

10.12

Department 56, Inc. 2004 Cash Incentive Plan. (Incorporated herein by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004. SEC File No. 1-11908.) †

10.13

Department 56, Inc. 2004 Stock Incentive Plan. (Incorporated herein by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004. SEC File No. 1-11908.) †

10.14

Form of Executive Stock Option Agreement in connection with Department 56, Inc. 1992 Stock Option Plan, Department 56, Inc. 1993 Stock Incentive Plan, Department 56, Inc. 1995 Stock Incentive Plan, and Department 56, Inc. 1997 Stock Incentive Plan. (Incorporated herein by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2000. SEC File No. 1-11908.) †

10.15

Form of Performance – Accelerated Vesting Stock Option Agreement in connection with Department 56, Inc. 1993, 1995 and 1997 Stock Incentive Plans. (Incorporated herein by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2000. SEC File No. 1-11908.) †

10.16

Forms of Letter Agreement between the Company and its executive officers. (Incorporated herein by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002. SEC File No. 1-11908.) †

10.17

Form of Department 56, Inc. Restricted Stock Agreement. (Incorporated herein by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2001. SEC File No. 1-11908.) †

10.18

Form of Department 56, Inc. 2001 Non-Officer Stock Option Plan. (Incorporated herein by reference to Exhibit 10.17 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2001. SEC File No. 1-11908.) †

10.19

Asset Purchase Agreement By and Among Department 56, Inc., Axis Holdings Corporation, Axis Corporation, All Shareholders of Axis Corporation, and Kirk Willey in the Capacity of Shareholders’ Representative. (Incorporated herein by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2001. SEC File No. 1-11908.) †

10.20

Letter Agreement between Department 56, Inc. and David Dewey, dated December 15, 2003. (Incorporated herein by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004. SEC File No. 1-11908.) †

10.21

Separation Agreement and General Release between Department 56, Inc. and David Weiser, dated November 9, 2004. (Incorporated herein by reference to Exhibit 10.21 of the Company’s Report on Form 10-K dated March 17, 2005. SEC File No. 1-11908.) †

10.22

Form of Stock Option Agreement for Officers under the Department 56, Inc. 2004 Stock Incentive Plan. (Incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed March 14, 2005. SEC File No. 1-11908.) †

10.23

Form of Performance Share Agreement under the Department 56, Inc. 2004 Stock Incentive Plan. (Incorporated herein by reference to Exhibit 10.2 of the Company’s Form 8-K filed March 14, 2005. SEC File No. 1-11908.) †

10.24

Form of Stock Option Agreement for Directors under the Department 56, Inc. 2004 Stock Incentive Plan. (Incorporated herein by reference to Exhibit 10.3 of the Company’s Form 8-K filed March 14, 2005. SEC File No. 1-11908.) †

10.25

Form of Restricted Stock Agreement under the Department 56, Inc. 2004 Stock Incentive Plan. (Incorporated herein by reference to Exhibit 10.4 of the Company’s Form 8-K filed March 14, 2005. SEC File No. 1-11908.) †

10.26

Department 56, Inc. Executive Nonqualified Excess Plan Adoption Agreement, dated February 17, 2005, and Plan Document. (Incorporated herein by reference to Exhibit 10.26 of the Company’s Report on Form 10-K dated March 17, 2005. SEC File No. 1-11908) †

10.27

Stock Purchase Agreement, dated as of July 21, 2005, by and between Department 56, Inc. and Brown-Forman Corporation. (Incorporated herein by reference to Exhibit 10.1 of the Company’s Report on Form 8-K, filed on July 25, 2005. SEC File No. 1-11908.)

10.28

Revolving Credit Agreement dated as of September 1, 2005, among D 56, Inc., Department 56 Retail, Inc., Time to Celebrate Inc. and Lenox, Incorporated, as Borrowers, Department 56, Inc. and the other Guarantors party thereto, as Guarantors, the Lenders party thereto, UBS Securities LLC, as Arranger and Co-Syndication Agent, UBS AG, Stamford Branch, as Issuing Bank and Administrative Agent, UBS Loan Finance LLC, as Swingline Lender, JP Morgan Chase Bank, N.A., as Collateral Agent and Co-Syndication Agent, and Wells Fargo Foothill, LLC and Bank of America, N.A. as Co-Documentation Agents. (Incorporated herein by reference to Exhibit 10.1 of the Company’s Report on Form 8-K, filed on September 6, 2005, SEC File No. 1-11908.)

10.29

Term Loan Credit Agreement dated as of September 1, 2005, among D 56, Inc., Department 56 Retail, Inc., Time to Celebrate, Inc. and Lenox, Incorporated, as Borrowers, Department 56, Inc. and the other Guarantors party thereto, as Guarantors, the Lenders party thereto, UBS Securities LLC, as Sole Arranger and Syndication Agent, UBS AG,Stamford Branch, as Administrative Agent and Collateral Agent, and Wells Fargo Foothill, LLC, as Documentation Agent. (Incorporated herein by reference to Exhibit 10.2 of the Company’s Report on Form 8-K, filed on September 6, 2005, SEC File No. 1-11908.)

10.30

Security Agreement by D 56, Inc., Department 56 Retail, Inc., Time To Celebrate, Inc. and Lenox, Incorporated, as Borrowers, Department 56, Inc., and the other Guarantors party thereto, as Guarantors and UBS AG, Stamford Branch, as Administrative Agent, dated as of September 1, 2005. (Incorporated herein by reference to Exhibit 10.3 of the Company’s Report on Form 8-K, filed on September 6, 2005, SEC File No. 1-11908.)

10.31

Security Agreement by D 56, Inc., Department 56 Retail, Inc., Time To Celebrate, Inc. and Lenox, Incorporated, as Borrowers, Department 56, Inc., and the other Guarantors party thereto, as Guarantors and UBS AG, Stamford Branch, as Administrative Agent, dated as of September 1, 2005. (Incorporated herein by reference to Exhibit 10.4 of the Company’s Report on Form 8-K, filed on September 6, 2005, SEC File No. 1-11908.)

10.32

Letter Agreement, dated September 26, 2005, between Linda Jones Miller and Department 56, Inc. (Incorporated herein by reference to Exhibit 10.1 of the Company’s Report on Form 8-K, filed on September 28, 2005, SEC File No. 1-11908.)†

10.33

Form of Retention Agreement between Lenox, Inc. and certain executive officers. (Incorporated herein by reference to Exhibit 10.1 of the Company’s Report on Form 8-K, filed on November 2, 2005, SEC File No. 1-11908.) †

10.34

Form of Letter Agreement between Department 56, Inc. and certain executive officers. (Incorporated herein by reference to Exhibit 10.2 of the Company’s Report on Form 8-K, filed on November 2, 2005, SEC File No. 1-11908.) †

10.35

Form of Restricted Stock Agreement for certain executive officers under the Department 56 2004 Stock Incentive Plan. (Incorporated herein by reference to Exhibit 10.3 of the Company’s Report on Form 8-K, filed on November 2, 2005, SEC File No. 1-11908.) †

10.36

2005 Form of Stock Option Agreement for Officers under the Lenox Group Inc. 2004 Stock Incentive Plan. (Incorporated herein by reference to Exhibit 10.1 of the Company’s Report on Form 8-K, filed on December 14, 2005, SEC File No. 1-11908.) †

10.37

2005 Form of Stock Option Agreement for Directors under the Lenox Group Inc. 2004 Stock Incentive Plan. (Incorporated herein by reference to Exhibit 10.2 of the Company’s Report on Form 8-K, filed on December 14, 2005, SEC File No. 1-11908.) †

10.38

Agreement of Lease, dated as of December 30, 2005, by and between Island View TCI, L.P. and Lenox, Incorporated. (Incorporated herein by reference to Exhibit 10.1 of the Company’s Report on Form 8-K, filed on December 30, 2005, SEC File No. 1-11908.)

10.39

Agreement of Sale, dated as of December 30, 2005, by and between PREI Wheeler Way Associates, LP and Lenox, Incorporated. (Incorporated herein by reference to Exhibit 10.2 of the Company’s Report on Form 8-K, filed on December 30, 2005, SEC File No. 1-11908.)

21.1	Subsidiaries of the Company. *
23.1	Consent of Independent Registered Public Accounting Firm. *
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. *

†	Management contract or compensatory plan.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LENOX GROUP INC.

Date: March 16, 2006	By:	/s/ SUSAN E. ENGEL

Susan E. Engel
Chairwoman of the Board
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity in which signed	Date

/s/ SUSAN E. ENGEL	Chairwoman of the Board and	March 16, 2006
Chief Executive Officer
Susan E. Engel	(Principal Executive Officer)

/s/ TIMOTHY J. SCHUGEL	Chief Financial Officer and	March 16, 2006
Chief Operating Officer
Timothy J. Schugel	(Principal Financial Officer)

/s/ GREGG A. PETERS	Vice President of Finance and	March 16, 2006
Principal Accounting Officer
Gregg A. Peters	(Principal Accounting Officer)

/s/ JAMES E. BLOOM	Director	March 16, 2006

James E. Bloom

/s/ STEWART M. KASEN	Director	March 16, 2006

Stewart M. Kasen

/s/ DR. REATHA CLARK KING	Director	March 16, 2006

Dr. Reatha Clark King

/s/ CHARLES N. HAYSSEN	Director	March 16, 2006

Charles N. Hayssen

/s/ JOHN V. WEBER	Director	March 16, 2006

John V. Weber

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Lenox Group Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. The internal control system was designed to provide reasonable assurance to management and the board of directors regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

Based on this assessment and those criteria, management believes the Company’s internal control over financial reporting was effective as of December 31, 2005. Management has excluded from its assessment the internal control over financial reporting at Lenox, Inc. which was acquired on September 1, 2005 and whose financial statements reflect total assets and total revenues constituting 75 percent and 59 percent, respectively, of the related consolidated financial statement amounts of the Company as of and for the year ended December 31, 2005.

The Company’s independent auditors have issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. This report appears on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Internal Control over Financial Reporting

To the Board of Directors and Stockholders of
    Lenox Group Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Controls over Financial Reporting, that Lenox Group Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). As described in Management’s Report on Internal Controls over Financial Reporting, management excluded from their assessment the internal control over financial reporting at the Lenox, Inc. business acquired on September 1, 2005 and whose financial statements reflect total assets and revenues constituting 75 percent and 59 percent, respectively, of the related Consolidated financial statement amount as of and for the year ended December 31, 2005. Accordingly, our audit did not include the internal control over financial reporting at the Lenox, Inc. business. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in the COSO Framework. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in the COSO Framework.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2005, of the Company and our report dated March 16, 2006, expressed an unqualified opinion on those financial statements and financial statement schedule.

Minneapolis, Minnesota
March 16, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Consolidated Financial Statements

To the Board of Directors and Stockholders of
   Lenox Group Inc.:

We have audited the accompanying consolidated balance sheets of Lenox Group Inc. and subsidiaries (the “Company”) (formerly Department 56, Inc.) as of December 31, 2005 and January 1, 2005 and the related consolidated statements of income, cash flows, and stockholders’ equity for the years ended December 31, 2005, January 1, 2005, and January 3, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2005 and January 1, 2005, and the results of their operations and their cash flows for the years ended December 31, 2005, January 1, 2005 and January 3, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 16, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Minneapolis, Minnesota
March 16, 2006

LENOX GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
AS OF DECEMBER 31, 2005 AND JANUARY 1, 2005

	2005	2004
ASSETS

Current assets:
Cash and cash equivalents	$1,279	$33,743
Short-term investments	—	11,150
Accounts receivable, net of allowances of $13,534 and $6,403, respectively	55,563	28,488
Inventories	94,346	13,581
Deferred taxes	13,380	4,304
Other current assets	8,411	3,045
Current assets of discontinued operations	—	2,430

Total current assets	172,979	96,741

Property and equipment, net	71,428	15,708
Assets held for sale	17,018	—
Goodwill, net of accumulated amortization of $38,708	53,769	37,074
Trademarks, net of accumulated amortization of $4,139	121,971	13,761
Other intangibles, net of accumulated amortization of $3,510 and $2,049, respectively	17,037	656
Marketable securities	2,449	2,930
Other assets	13,277	293
Noncurrent assets of discontinued operations	—	225

	$469,928	$167,388

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$10,000
Borrowings on revolving credit facility	10,468
Accounts payable	31,270	$6,028
Accrued compensation and benefits payable	16,538	5,303
Income taxes payable	6,590	1,547
Severance and restructuring reserves	12,201	—
Other current liabilities	6,554	1,516
Current liabilities of discontinued operations	32	53

Total current liabilities	93,653	14,447

Deferred compensation obligation	2,489	2,929
Pension obligations	87,014	—
Postretirement obligations	28,560	—
Deferred taxes	1,424	5,425
Long-term debt	90,250	—
Other noncurrent liabilities	4,789	830

Commitments and contingencies (Note 14)

Stockholders’ equity:
Preferred stock, $.01 par value; authorized 20,000 shares; no shares issued
Common stock, $.01 par value; authorized 100,000 shares; issued 23,244 and 22,769 shares, respectively	232	228
Additional paid-in capital	65,691	59,558
Unearned compensation – restricted shares	(3,469)	(233)
Treasury stock, at cost; 9,214 and 9,204 shares, respectively	(217,188)	(217,109)
Retained earnings	316,483	301,313

Total stockholders’ equity	161,749	143,757

	$469,928	$167,388

See notes to consolidated financial statements.

LENOX GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
YEARS ENDED DECEMBER 31, 2005, JANUARY 1, 2005 AND JANUARY 3, 2004

	2005	2004	2003

NET SALES	$330,915	$162,908	$174,957

COST OF SALES	174,985	76,617	81,069

Gross profit	155,930	86,291	93,888

OPERATING EXPENSES -
Selling, general and administrative	123,441	51,175	52,695

OPERATING INCOME FROM CONTINUING OPERATIONS	32,489	35,116	41,193

OTHER EXPENSE (INCOME):
Interest expense	5,735	493	1,901
Litigation settlement	—	(6,871)	—
Other, net	(744)	(414)	(906)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	27,498	41,908	40,198

PROVISION FOR INCOME TAXES	10,146	15,088	14,529

INCOME FROM CONTINUING OPERATIONS	17,352	26,820	25,669

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	(2,182)	(3,036)	(9,261)

NET INCOME	$15,170	$23,784	$16,408

INCOME PER SHARE – BASIC:

INCOME FROM CONTINUING OPERATIONS	$1.27	$2.01	$1.96

LOSS FROM DISCONTINUED OPERATIONS	(0.16)	(0.23)	(0.71)

NET INCOME PER SHARE – BASIC	$1.11	$1.78	$1.25

INCOME PER SHARE – DILUTED:

INCOME FROM CONTINUING OPERATIONS	$1.26	$1.98	$1.94

LOSS FROM DISCONTINUED OPERATIONS	(0.16)	(0.22)	(0.70)

NET INCOME PER SHARE – DILUTED	$1.10	$1.76	$1.24

See notes to consolidated financial statements.

LENOX GROUP INC. AND SUBSIDIARIES

REVISED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
YEARS ENDED DECEMBER 31, 2005, JANUARY 1, 2005 AND JANUARY 3, 2004

	2005	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,170	$23,784	$16,408

Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	2,182	3,036	9,261
Depreciation	6,872	3,609	4,331
Loss on disposal of assets	674	184	37
Amortization of other intangibles	1,460	140	144
Amortization of deferred financing fees	796	75	474
Compensation expense – restricted shares	766	262	240
Deferred taxes	(2,413)	1,311	(89)
Tax benefit related to stock options exercised	272	519	162
Changes in assets and liabilities:
Accounts receivable	12,030	(7,489)	11,621
Inventories	36,442	(2,281)	(1,896)
Other assets	2,600	(667)	(2,396)
Accounts payable	(15,425)	536	(553)
Accrued compensation and benefits payable	(146)	(46)	(3,908)
Income taxes payable	2,275	(1,966)	261
Pension & postretirement obligations	(1,915)	—	—
Other liabilities	(414)	623	1,241
Net cash (used in) provided by operating activities from discontinued operations	(803)	3,303	3,677

Net cash provided by operating activities	60,423	24,933	39,015

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,905)	(2,184)	(2,451)
Acquisition of Lenox	(204,036)	—	—
Net sale (purchase) of available-for-sale securities	11,150	(1,150)	(1,175)
Net cash used in investing activities from discontinued operations	—	(29)	(59)

Net cash used in investing activities	(194,791)	(3,363)	(3,685)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of common stock options	1,640	4,862	909
Payments of deferred financing fees	(10,125)	—	(225)
Borrowings on revolving credit agreement	121,500	15,000	42,000
Principal payments on revolving credit agreement	(111,032)	(15,000)	(42,000)
Purchases of treasury stock	(79)	(146)	(221)
Borrowings (payments) on long-term debt	100,000	—	(54,000)

Net cash provided by (used in) financing activities	101,904	4,716	(53,537)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(32,464)	26,286	(18,207)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	33,743	7,457	25,664

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,279	$33,743	$7,457

See notes to consolidated financial statements.

LENOX GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
YEARS ENDED DECEMBER 31, 2005, JANUARY 1, 2005 AND JANUARY 3, 2004

	Common Stock				Unearned Compensation Restricted Shares

	Shares Issued	Treasury Shares Purchased	Amount	Additional Paid-in Capital		Treasury Stock	Retained Earnings	Total Stockholders’ Equity

BALANCE AS OF DECEMBER 28, 2002	22,259	(9,178)	$223	$52,900	$(754)	$(216,742)	$261,121	$96,748

Net income							16,408	16,408
Shares issued upon the exercise of common stock options	100		1	908				909
Tax benefit related to stock options exercised				162				162
Restricted shares surrendered		(17)				(221)		(221)
Restricted shares vested					240			240
Other	4			50				50

BALANCE AS OF JANUARY 3, 2004	22,363	(9,195)	224	54,020	(514)	(216,963)	277,529	114,296

Net income							23,784	23,784
Shares issued upon the exercise of common stock options	398		4	4,858				4,862
Tax benefit related to stock options exercised				519				519
Restricted shares surrendered		(9)			53	(146)		(93)
Restricted shares vested				34	228			262
Other	8			127				127

BALANCE AS OF JANUARY 1, 2005	22,769	(9,204)	228	59,558	(233)	(217,109)	301,313	143,757

Net income							15,170	15,170
Shares issued upon the exercise of common stock options	148		1	1,639				1,640
Tax benefit related to stock options exercised				272				272
Restricted shares surrendered		(10)		(67)	67	(79)		(79)
Restricted shares vested					766			766
Restricted shares issued	309		3	4,066	(4,069)			0
Other	18			223				223

BALANCE AS OF DECEMBER 31, 2005	23,244	(9,214)	$232	$65,691	$(3,469)	$(217,188)	$316,483	$161,749

See notes to consolidated financial statements.

LENOX GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business – Lenox Group Inc. and its subsidiaries (the Company) is a leading designer, distributor, wholesaler and retailer of fine quality tabletop, collectibles and other giftware products. The Company sells its product through gift, specialty retailers, department stores, and general merchandise chains, as well as through the Company’s own retail stores and consumer-direct channels of distribution, including Internet, catalog and mail order. The Company markets its products principally under the Department 56, Lenox, Dansk and Gorham brand names. The majority of the Company’s products are developed and designed by the Company’s in-house creative team and are manufactured for the Company by independently owned foreign manufacturers located primarily in the People’s Republic of China. The Company also owns and operates two domestic manufacturing facilities that produce certain of its products. Approximately 3% of total revenue is derived from customers outside the United States and all long-lived assets are located within the United States.

Principles of Consolidation – The consolidated financial statements of the Company include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Effective September 1, 2005, the Company completed the acquisition of Lenox, Inc. (“Lenox”). These financial statements and footnotes reflect the Lenox assets acquired, liabilities assumed, and results of operations of Lenox from the acquisition date of September 1, 2005. See Note 3.

Fiscal Year End – The Company’s policy is to end its fiscal year on the Saturday closest to December 31. The year ended January 3, 2004 includes 53 weeks and the years ended December 31, 2005 and January 1, 2005 include 52 weeks.

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

Marketable Securities – The Company classifies the marketable securities designated to fund its deferred compensation plan as “trading” securities under SFAS No. 115. In accordance with the provisions of this statement, the investment balance is stated at fair market value, based on quoted market prices. Realized and unrealized gains and losses are reflected in earnings. As the assets designated to fund the deferred compensation plan reflect amounts due to employees (but available for general creditors of the Company in the event the Company becomes insolvent), the Company has recorded the investment balance as a non-current asset and has established a corresponding other long-term liability entitled “Deferred compensation obligation” on the Consolidated Balance Sheets.

Allowance for Sales Returns and Credits – The Company records an allowance for credits related to possible returned or damaged product, markdowns and pricing and shipping discrepancies. The allowance is based on historical ratios of credit to sales, the historical average length of time between the sale and the credit, and other factors.

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

Inventories – Inventories consist of raw materials, work-in-process and finished goods and are stated at the lower of average cost, which approximates first-in, first-out cost, or net realizable value. For product sourced from independent manufacturers, the Company records inventory at the date of taking title, which typically occurs when product is delivered to a foreign port. As a result, at certain times during the year, the Company has significant in-transit quantities, as inventory is sourced primarily from the People’s Republic of China and other Pacific Rim countries. Each period, the Company adjusts identified excess and slow-moving inventory to its net realizable value.

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

Major improvements and replacements of property are capitalized. Maintenance, repairs, and minor improvements are expensed. Assets held for sale are stated at the lower of their carrying amount or fair value, less costs to sell.

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

Goodwill, Trademarks, and Other Intangible Assets – Goodwill represents the excess of the cost of acquired businesses over the fair value of identifiable tangible net assets and identifiable intangible assets purchased. The Company’s recorded goodwill results primarily from the 1992 purchase of the Company by Forstmann Little and the 2005 acquisition of Lenox by the Company. Goodwill is tested for impairment on an annual basis. During the fourth quarter of 2005, the Company completed its annual impairment test of goodwill and determined there was no impairment.

The primary identifiable intangible assets of the Company include trademarks, customer relationships, favorable lease interests and non-compete agreements. Under the provisions of SFAS No. 142, identifiable intangibles with finite lives are amortized and those identifiable intangibles with indefinite lives are not amortized. Identifiable intangible assets that are subject to amortization are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Identifiable intangible assets not subject to amortization are tested for impairment annually or more frequently if events warrant. The impairment test consists of a comparison of the fair value of the intangible asset with its carrying amount. During the fourth quarter of 2005, the Company completed its annual impairment test for those identifiable assets not subject to amortization and determined there was no impairment.

Deferred Financing Fees – The Company amortizes deferred financing fees over the life of the related debt agreement. Deferred financing fee amortization is included in interest expense in the Company’s Consolidated Statements of Income.

Revenue Recognition – The Company sells its products through wholesale channels, through Company-owned retail stores, and directly to consumers. Revenue from sales to wholesale customers and from sales direct to the consumer is recognized when product is shipped, while revenue from sales of merchandise to retail customers is recognized at the time of sale. The Company believes that these are the times when persuasive evidence of an arrangement exists, delivery has occurred, the Company’s price is fixed and collectibility is reasonably assured. Revenue is recognized net of any applicable discounts and allowances. Customers, whether wholesale, retail or direct, do have the right to return product in certain limited situations. Such rights of return have not precluded revenue recognition because the Company has a long history with such returns on which it constructs a reserve.

Cost of Sales – The Company’s cost of sales principally includes the cost of product purchased from manufacturers, cost of manufactured product, inbound and outbound freight cost, duties, royalties, provisions for excess and obsolete product, and certain costs to develop new product samples, sculpt product, purchase and receive product, inspect product and warehouse product.

Selling, General and Administrative Expense – The Company’s selling, general and administrative expenses principally consist of expenses associated with the company’s wholesale sales force and retail stores, corporate compensation and benefit expense, facilities expense, bad debt expense, marketing and advertising expense, and other general and administrative expenses.

Advertising Expense – The Company records advertising expense in accordance with Statement of Position No. 93-7. Advertising expense is principally expensed when incurred. Certain direct response advertising costs are capitalized and amortized over periods not exceeding one year. Capitalized direct response advertising costs included on the Company’s Consolidated Balance Sheets in other current assets for December 31, 2005 and January 1, 2005 were $2,061 and $0, respectively. Advertising expense (including amortization of direct response advertising costs and “Payments to Customers” described below) for 2005, 2004, and 2003 was $19,561, $1,476, $2,487, respectively. The significant increase in advertising expense for 2005 compared to 2004 and 2003 was due to the acquisition of Lenox. These amounts are included in selling, general and administrative expense within the Company’s Consolidated Statements of Income.

Payments to Customers – The Company reimburses certain customers for cooperative advertising based on pre-negotiated amounts or up to a pre-determined percentage of the amount of product shipped to the customer. Cooperative advertising costs under these programs are expensed when product is shipped to the customer. Cooperative advertising expense for 2005, 2004, and 2003 was $4,711, $1,203, and $986, respectively.

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

Foreign Currency Exchange Rate Gains and Losses – The Company imports most of its products and, while the majority of these purchases are denominated in United States dollars, some of the purchases are denominated in foreign currency. In addition, the Company’s sales to Canadian customers are denominated in Canadian dollars. Foreign exchange rate gains and losses are included in other expense (income) within the accompanying Consolidated Statements of Income. During 2005, 2004, and 2003 the Company benefited from the appreciation of the Canadian dollar relative to the United States dollar and recognized gains in foreign currency of $181, $303 and $677, respectively. The Company may periodically enter into foreign exchange contracts or build foreign currency deposits as a partial hedge against currency fluctuations. The Company has not entered into any foreign exchange contracts during 2005, 2004 or 2003.

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

The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for options granted. Had compensation cost been determined based on the fair value of the 2005, 2004, and 2003 stock option grants consistent with the method of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, the Company’s net income and net income per common share assuming dilution would have been reduced to the pro forma amounts indicated below:

	2005	2004	2003
Net income:
As reported	$15,170	$23,784	$16,408
Pro forma	12,782	22,197	14,518

Net income per common share – basic:
As reported	$1.11	$1.78	$1.25
Pro forma	0.94	1.66	1.11

Net income per common share – assuming dilution:
As reported	$1.10	$1.76	$1.24
Pro forma	0.93	1.64	1.10

In determining the preceding pro forma amounts under SFAS No. 148, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2005, 2004, and 2003, respectively: risk-free interest rates of 4.1 percent, 3.8 percent, and 3.3 percent; expected volatility of 32, 50, and 50 percent; expected lives of six years; and no expected dividends. The effects of applying SFAS No. 148 in this pro forma disclosure are not indicative of future compensation costs; additional awards are anticipated.

For issuances of restricted stock, the Company records unearned compensation expense on the grant date based on the fair market value of the Company’s stock and amortizes the balance over the vesting period.

Net Income (Loss) per Common Share –Net income per common share is calculated by dividing net income by the weighted average number of shares outstanding during the period. Net income per common share assuming dilution reflects per share amounts that would have resulted had the Company’s dilutive outstanding stock options been converted to common stock. Restricted stock is considered outstanding on the date the stock becomes vested when computing net income per common share – basic. Restricted stock, to the extent it is probable that the stock will become vested, is considered outstanding on the grant date when computing net income per common share – assuming dilution. See Note 17.

Reclassifications – Certain previous year amounts have been reclassified to conform to current year presentation. These reclassifications had no impact on consolidated net income or retained earnings as previously reported.

Auction rate securities, previously classified as cash and cash equivalents, are now classified as short-term investments for all periods presented. The Company classifies these short-term investments as “available-for-sale” securities under SFAS No. 115. As of December 31, 2005 and January 1, 2005 auction rate securities were $0 and $11,150, respectively.

In 2005, the Company has separately disclosed the operating and investing portion of the cash flows attributable to its discontinued operations, which in prior periods were reported on a combined basis as a single amount.

New Accounting Standards – In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R (revised 2004), Share-Based Payment, which replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. On April 14, 2005, the SEC announced a deferral of the effective date of SFAS 123(R) which will require the Company’s adoption in the first quarter of 2006. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include modified prospective and modified retrospective adoption options. Under the modified retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company has determined that it will adopt the modified prospective transition method. The Company is evaluating the requirements of SFAS No. 123R and expects that the adoption of SFAS No. 123R will have a material impact on its consolidated results of operations and earnings per share.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs - an amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other things, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS No. 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by the Company on January 1, 2006. The Company is currently evaluating the effect that the adoption of SFAS No. 151 will have on its consolidated results of operations and financial condition but does not expect SFAS No. 151 to have a material impact.

2.	DISCONTINUED OPERATIONS

In October 2005, the Company committed to a plan to cease operations of its Time to Celebrate business. Time to Celebrate ceased operations in December 2005, and in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144), the Company has reclassified Time to Celebrate’s results into discontinued operations for all periods presented. Prior to being classified as discontinued operations, Time to Celebrate’s operating results had been presented in the retail reportable segment.

As a result of the decision to cease Time to Celebrate’s operations, in 2005 the Company recognized a $594 charge within cost of sales to write-down inventory to its net realizable value.

The results from Time to Celebrate’s operations are as follows:

	2005		2004		2003

	Dollars	Percent of Net Sales	Dollars	Percent of Net Sales	Dollars	Percent of Net Sales

Net sales	$2,038	100%	$1,807	100%	$879	100%
Gross profit	(215)	(11)	176	10	(187)	(21)
Selling, general and administrative expenses	3,054	150	2,689	149	1,219	139
Loss from operations	(3,269)	(160)	(2,513)	(139)	(1,406)	(160)
Other expense	140	7	87	5	37	4
Loss before income taxes	(3,409)	(167)	(2,600)	(144)	(1,443)	(164)
Income tax benefit	1,227	60	936	52	520	59
Net loss	(2,182)	(107)	(1,664)	(92)	(923)	(105)

In December 2003, the Company committed to a plan to cease operations of its Geppeddo seasonal kiosk business. Geppeddo ceased operations during the first quarter of 2004, and in accordance with SFAS No. 144, the Company has reclassified Geppeddo’s results into discontinued operations for all periods presented. Prior to being classified as discontinued operations, Geppeddo’s operating results had been presented in the retail reportable segment.

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

The results from Geppeddo’s operations are as follows:

	2004		2003

	Dollars	Percent of Net Sales	Dollars	Percent of Net Sales

Net sales	$3,396	100%	$15,877	100%
Gross profit	855	25	8,960	56
Selling, general and administrative expenses	3,147	93	12,861	81
Impairment of assets	—	—	9,140	58
Amortization of other intangibles	—	—	92	1
Loss from operations	(2,292)	(67)	(13,133)	(83)
Other income	(147)	4	(14)	—
Loss before income taxes	(2,145)	(63)	(13,119)	(83)
Income tax benefit	773	23	4,781	30
Net loss	(1,372)	(40)	(8,338)	(53)

3.	ACQUISITION

Effective September 1, 2005, the Company completed the acquisition of all of the capital stock of Lenox from Brown-Forman, Inc. (Brown-Forman) for $204.0 million, which included transaction costs of $7.6 million. The acquisition of Lenox, which sells products under the Lenox, Dansk, and Gorham brand names, added strong, market-leading brands and complementary product lines and distribution channels to the Company’s portfolio. The Company funded the payment of the purchase price and related transaction costs of the Lenox acquisition with a $275 million senior secured credit facility consisting of a $175 million revolving credit facility and a $100 million term loan.

Goodwill recorded as part of the initial purchase price allocation in the third quarter of 2005 was $21.1 million. During the fourth quarter ended December 31, 2005, goodwill recorded as part of the initial purchase price allocation was adjusted to $16.7 million. The $4.4 million decrease in goodwill was primarily due to further evaluation of the preliminary valuations of the acquired intangible assets, inventories and assumed liabilities. No adjustment was made to goodwill as a result of finalizing the estimated working capital adjustment, as defined in the purchase agreement, in the Company’s fourth quarter. We will continue to evaluate the purchase price allocation for the Lenox acquisition, principally relating to the closure of the Pomona manufacturing facility and the sale of the Langhorne office facility.

The initial purchase price allocation, based on management’s estimates which included the use of independent appraisals which were updated during the fourth quarter of 2005 as described above, is as follows:

Estimated Fair Value

Accounts receivable	$39,105
Inventories	115,989
Current deferred taxes	5,109
Other current assets	7,080
Property, plant and equipment	78,046
Goodwill	16,695
Trademarks	108,210
Other intangible assets	17,842
Noncurrent deferred taxes	5,555
Other noncurrent assets	4,059

Total assets acquired	$397,690

Severance and restructuring reserves	$14,020
Other current liabilities	57,967
Pension obligations	89,414
Postretirement obligations	28,075
Long-term debt	250
Other noncurrent liabilities	3,928

Total liabilities assumed	$193,654

Net assets acquired	$204,036

A valuation of the acquired intangible assets was performed by a third party valuation specialist to assist the Company in determining the fair value of each identifiable intangible asset. Standard valuation procedures were utilized in determining the fair value of the acquired intangible assets. The following table summarizes the identified intangible asset categories and their weighted average amortization period:

	Weighted Average Amortization Period	Fair Value

Finite-life intangible assets
Customer relationships	9.9 Years	$15,300
Favorable lease interests	2.0 Years	2,542

		$17,842

Indefinite-life intangible assets
Trademarks and trade names	N/A	$108,210
Goodwill	N/A	16,695	*

* There is no tax goodwill.		$124,905

The following pro forma condensed consolidated financial results of operations for the years ended December 31, 2005 and January 1, 2005 are presented as if the acquisition described above had been completed at the beginning of each period presented.

	2005	2004

Pro forma net sales	$561,682	$650,168
Pro forma income from continuing operations	1,321	17,271
Pro forma net income	(861)	14,234

Pro forma income per share from continuing operations
Basic	$0.10	$1.29
Assuming dilution	0.10	1.28

Weighted average shares outstanding
Basic	13,669	13,342
Assuming dilution	13,752	13,530

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

4.	ASSETS HELD FOR SALE

In September 2005, the Company approved certain consolidation plans for it Lenox subsidiary, including cessation of fine china production at its facility in Pomona, NJ. Fine ivory china dinnerware production at Pomona had been declining over the past ten years as consumer trends have shifted from ivory to bone and from formal to upscale casual dinnerware. The plant had been operating at a very low percentage of its capacity during the past several years, and the assets associated with this production were deemed to be incompatible with the future direction of the business. Production of fine china at this plant ceased in the fourth quarter of 2005 and these assets, including land, building, machinery and equipment have been listed for sale and we are actively attempting to sell them. As these assets were recently purchased as part of the acquisition of Lenox, no gain or loss has been recognized and the assets are listed on the balance sheet as held for sale at their carrying amount less expected selling costs in the cumulative amount of $6,749.

During the fourth quarter of 2005, as part of the consolidation plans indicated above, the Company also began seeking office facilities to consolidate certain office operations located at its leased facility in Lawrenceville, NJ and owned facility in Langhorne, PA. In December 2005, the Company entered into an agreement for the sale of the Langhorne facility, and the sale is anticipated to close during the third quarter of 2006. As these assets, including land and building, were recently purchased as part of the acquisition of Lenox, no gain or loss has been recognized and the assets are listed on the balance sheet as held for sale at their carrying amount less expected selling costs in the cumulative amount of $10,269.

5.	SEVERANCE AND RESTRUCTURING COSTS

In connection with the acquisition of Lenox, the Company assumed severance reserves of $0.2 million related to plant closings, retail store closings and general restructurings that took place prior to the Company’s acquisition of Lenox. At September 1, 2005, the acquisition date, the Company accrued an additional $13.8 million related to an additional plant closing, retail store closings, and general restructurings that were planned as part of the acquisition. This additional charge increased goodwill recorded from the acquisition of Lenox.

The severance and restructuring reserves recorded at the acquisition date were based on preliminary estimates and may be revised as the plans are finalized. The Company expects to substantially complete the plant closing, retail store closings, and general restructuring by the end of the second quarter of fiscal 2006.

The table below shows a reconciliation of the severance and restructuring reserve activity as of December 31, 2005:

	Plant Closings		Retail Store Closings Severance	General Restructuring Severance	Total Reserves

	Severance	Other

Assumed at acquisition date	—	—	$115	$87	$202

Recorded at acquisition date And charged to goodwill	$4,804	$2,790	1,822	4,402	13,818

Incurred	(1,110)	(181)	(144)	(384)	(1,819)

Balance, December 31, 2005	$3,694	$2,609	$1,793	$4,105	$12,201

6.	INVENTORIES

Inventories from continuing operations were comprised of:

	December 31, 2005	January 1, 2005

Raw materials	$4,038	—
Work-in-process	6,442	—
Finished goods	83,866	$13,581

Total inventories	$94,346	$13,581

7.	PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2005 and January 1, 2005 is comprised of the following:

	2005	2004

Land	$3,186	$906
Leasehold improvements	10,118	7,395
Furniture and fixtures	8,100	4,741
Computer hardware and software	17,503	8,658
Tooling	931	—
Other equipment	21,847	6,127
Building and improvements	33,696	7,304
Construction in process	1,580	81

	96,961	35,212
Less accumulated depreciation	25,533	19,504

Property and equipment, net	$71,428	$15,708

8.	GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill for the year ended December 31, 2005 by segment were as follows:

	Wholesale	Retail	Direct	Other*	Consolidated

Balance at January 1, 2005	$37,074	—	—	—	$37,074

Acquired	—	—	—	$16,695	16,695

Balance at December 31, 2005	$37,074	—	—	$16,695	$53,769

* The acquired goodwill listed above was from the Company’s acquisition of Lenox. The Company has not yet allocated the acquired goodwill to a reporting segment as it continues to evaluate the purchase allocation. See Note 3.

Intangible assets, other than goodwill, are comprised of the following:

	December 31, 2005			January 1, 2005

	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net

Finite-life intangible assets

Customer relationships	$15,300	$(551)	$14,749	—	—	—

Favorable lease interests	2,542	(770)	1,772	—	—	—

Non-compete agreements	2,705	(2,189)	516	$2,705	$(2,049)	$656

Indefinite-life intangible assets

Trademarks	126,110	(4,139)	121,971	17,900	(4,139)	13,761

Total Intangibles	$146,657	$(7,649)	$139,008	$20,605	$(6,188)	$14,417

Intangible asset amortization expense for the years ended December 31, 2005, January 1, 2005 and January 3, 2004 was $1,460, $140 and $144, respectively. The increase in amortization expense for the year ended December 31, 2005 was the result of the Lenox acquisition. Expected future amortization expense for finite-lived intangible assets is as follows:

2006	$2,905
2007	2,149
2008	1,938
2009	1,846
2010	1,560
Thereafter	6,639

$17,037

The above amortization expense forecast is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, impairment of intangible assets, accelerated amortization of intangible assets, purchase price reallocations and other events.

9.	DEBT

Debt is comprised of the following:

	Average Interest rate December 31, 2005	December 31, 2005	January 1, 2005

Note payable to Maryland Department of Business and Economic Development	3%	$150	—
Note payable to the County Commissioners of Washington County, Maryland	0%	100	—
Term loan facility*	7.89%	100,000	—

Long-term debt		100,250	—
Revolving credit facility	6.67%	10,468	—

Total debt		$110,718	—

* Includes current portion of long-term debt of $10.0 million.

The note payable to the Maryland Department of Business and Economic Development is a conditional promissory note that accrues interest at 3% per year. The principal and interest payments are deferred until December 31, 2006 and thereafter are subject to multiple maturity dates determined by the Company’s employment levels at the Hagerstown, Maryland distribution facility. If the Company meets certain employment levels at December 31, 2006, 2007, and 2008 as defined by the terms of the agreement, the note may be fully or partially forgiven. As of December 31, 2005, the Company had not achieved levels required to qualify for full or partial debt forgiveness.

The note payable to the County Commissioners of Washington County, Maryland is a conditional grant agreement that bears no interest charges. The principal payments are deferred until December 31, 2006 and thereafter are subject to multiple maturity dates determined by the Company’s employment levels at the Hagerstown, Maryland distribution facility. If the Company meets certain employment levels at December 31, 2006, 2007, and 2008 as defined by the terms of the agreement, the note may be fully or partially forgiven. As of December 31, 2005, the Company had not achieved levels required to qualify for full or partial debt forgiveness.

On September 1, 2005, the Company completed the acquisition of Lenox. To finance the acquisition, the Company entered into a new revolving credit facility and a term loan facility. The credit facilities are available to finance the purchase of Lenox, to payoff existing indebtedness under the Company’s old revolving credit facility, and to finance working capital needs. In connection with the new credit facilities, the Company recorded $10.1 million in deferred financing fees, which is included in other assets on the Consolidated Balance Sheets and is being amortized over the lives of the credit facilities. The revolving credit facility expires on September 1, 2010 and the term loan facility expires on September 1, 2011.

The credit facilities contain customary financial conditions and covenants, including restrictions on additional indebtedness, liens, investments, capital expenditures, issuances of capital stock and dividends. The credit facilities also require maintenance of minimum levels of interest coverage and maximum levels of leverage, in each case at the end of each fiscal quarter. The minimum interest coverage ratio (as defined within the credit facility agreements) requires the Company to maintain a minimum ratio of earnings before interest, income taxes, depreciation and amortization (EBITDA) to interest expense over a 12-month period ending on each fiscal quarter. The minimum ratio to be maintained at each quarter-end over the term of the facilities is defined within the credit facility agreements, and ranges from 2.35:1.0 to 3.75:1.0. The maximum leverage ratio (as defined within the credit facility agreements) requires the Company to maintain a maximum ratio of debt (as measured at the end of each fiscal quarter) to EBITDA over a 12-month period ending on each fiscal quarter. The maximum leverage ratio to be maintained at each quarter-end over the term of the facilities is defined within the credit facility agreements, and ranges from 2.0:1.0 to 4.0:1.0. As of December 31, 2005, the Company was in compliance with all material conditions and covenants under the credit facilities.

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

Borrowings under the revolving credit facility are subject to certain borrowing base limitations. The Company’s borrowing capacity under the revolving credit facility as of December 31, 2005, was $147.0 million and fluctuates based on accounts receivable and inventory levels. The revolving credit facility provides for commitment fees of 0.375% per annum on the daily average of the unused commitment.

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

The contractual debt maturity of the long-term debt outstanding on December 31, 2005 is as follows:

Contractual
Year	Maturities

2006	$10,000
2007	10,000
2008	10,000
2009	10,000
2010	10,000
2011	50,000

Under the term loan facility, the Company is also obligated to make mandatory prepayments if certain events occur in the future such as asset sales, additional debt issuances, common and preferred stock issuances, and excess cash flow generation.

In conjunction with entering into the new credit facilities, the Company terminated its $75 million revolving credit facility originally entered into in November 2003. Related to this termination, the Company wrote off $0.1 million in unamortized deferred financing fees which were recorded in interest expense in the Company’s Consolidated Statements of Income.

10.	BENEFIT PLANS

Pension and Postretirement benefits

In connections with the acquisition of Lenox, The Company assumed various defined benefit pension plans and postretirement health care plans providing retirement and health care benefits (and related assets associated with the plans). The following discussion provides information about our obligations related to these plans, the assets dedicated to meeting the obligations, and the amounts we recognized in our financial statements as a result of sponsoring these plans. We use a measurement date of September 30 to determine the amounts of the plan obligations and assets presented below.

Obligations

We provide eligible employees with pension and other postretirement benefits based on such factors as years of service and compensation level during employment. The pension obligation shown below (“projected benefit obligation”) consists of: (a) benefits earned by employees to date based on current salary levels (“accumulated benefit obligation”); and (b) benefits to be received by the employees as a result of expected future salary increases. (The obligation for medical and life insurance benefits is not affected by future salary increases.). This table shows how the present value of our obligation changed since the acquisition of Lenox on September 1, 2005.

		Medical and Life
	Pension Benefits	Insurance Benefits
	FY 2005	FY 2005

Obligation at Lenox acquisition date	$200,380	$28,075
Service cost	2,001	172
Interest cost	3,329	454
Actuarial gain	(16,188)	(869)
Benefits paid	(591)	(60)

Obligation at end of the year	$188,931	$27,772

Service cost represents the present value of the benefits attributed to service rendered by employees during the year. Interest cost is the increase in the present value of the obligation due to the passage of time. Actuarial loss (gain) is the change in the value of the obligation resulting from experience different from that assumed or from a change in actuarial assumptions. (The actuarial assumptions used are discussed at the end of this note).

As shown above, our pension and postretirement obligations were reduced by benefit payments in 2005 of $591 and $60, respectively. Expected benefit payments and expected Medicare Part D subsidy receipts over the next ten years are as follows:

		Medical and Life	Medicare
	Pension Benefits	Insurance Benefits	Subsidies

2006	$15,477	$1,877	$(222)
2007	7,623	1,915	(226)
2008	7,848	1,910	(226)
2009	8,093	1,924	(227)
2010	8,408	1,949	(229)
2011-2015	20,489	10,638	(1,255)

Assets

We specifically invest certain assets in order to fund our pension benefit obligations. Our investment goal is to earn a total return over time that will grow assets sufficient to fund our plans’ liabilities, after providing appropriate levels of contributions and accepting prudent levels of investment risk. In order to achieve this goal, plan assets are invested primarily in funds or portfolios of funds actively managed by outside managers. Investment risk is managed to prudent levels by company policies that require diversification of asset classes, manager styles and individual holdings. We measure and monitor investment risk through periodic performance reviews and periodic asset/liability studies.

Asset allocation is the most important method of achieving our investment goals and is based on our assessment of the plans’ long-term return objectives and the appropriate balances needed for liquidity, stability, and diversification. The allocation of our pension plan assets at fair value on December 31, 2005 and the target allocation for 2006, by asset category, are as follows:

	Actual 2005	Target 2006

Equity securities	71%	75%
Debt securities	15%	15%
Real estate	5%	5%
Other	9%	5%

Total	100%	100%

This table shows how the fair value of the pension assets changed from the Lenox acquisition date until the end of the year. (We do not have assets set aside for postretirement medical or life insurance benefits).

		Medical and Life
	Pension Benefits	Insurance Benefits
	FY 2005	FY 2005

Fair value at Lenox acquisition date	$110,966	—
Actual return on plan assets	1,305	—
Company contributions	4,480	$60
Benefits paid	(591)	(60)

Fair value at end of the year	$116,160	$—

Consistent with our funding policy, we expect to contribute approximately $16 million to our pension plans and approximately $2 million to our postretirement plans in 2006.

Funded Status

The funded status of a plan refers to the difference between its assets and its obligations. This amount differs from the amount recognized on the balance sheet because, as discussed below, certain changes in the present value of the obligation and the fair value of plan assets are amortized over several years for accounting purposes. This table reconciles the funded status of the plans to the net amount recognized on the consolidated balance sheet.

		Medical and Life
	Pension Benefits	Insurance Benefits
	FY 2005	FY 2005

Assets	$116,160	—
Obligations	(188,931)	$(27,772)

Funded status	(72,771)	(27,772)
Unrecognized net gain	(14,243)	(788)

Accrued postretirement benefits	$(87,014)	$(28,560)

The unrecognized net gain for the pension and postretirement health care plans primarily relates to the difference between the actual cumulative return on plan assets versus the expected cumulative return on plan assets and a change in the assumed discount rate which decreased the present value of the benefit obligation.

The projected and accumulated benefit obligations for each of our pension plans exceed the plan assets. The total accumulated benefit obligation for all plans was $176,547 at the end of 2005.

Pension Expense

This table shows the components of the pension expense recognized from the Lenox acquisition date until the end of 2005.

		Medical and Life
	Pension Benefits	Insurance Benefits
	FY 2005	FY 2005

Service cost	$2,001	$172
Interest cost	3,329	454
Expected return on assets	(3,154)	—

Net periodic pension expense	$2,176	$626

The pension expense recorded during the year was estimated at the Lenox acquisition date. As a result, the amount is calculated using an expected return on plan assets rather than the actual return. The difference between actual and expected returns is included in the unrecognized net gain at the end of the year.

Assumptions and Sensitivity

We use various assumptions to determine the obligations and expense related to our pension and postretirement healthcare plans. The assumptions used in computing benefit plan obligations as of the end of the year were as follows:

		Medical and Life
	Pension Benefits	Insurance Benefits
	FY 2005	FY 2005

Discount rate	5.25%	5.25%
Rate of salary increase	4.00%	—
Expected return on plan assets	8.50%	—

The assumptions used in computing benefit plan expense during the year were as follows:

		Medical and Life
	Pension Benefits	Insurance Benefits
	FY 2005	FY 2005

Discount rate	5.00%	5.00%
Rate of salary increase	4.00%	—
Expected return on plan assets	8.00%	—

The discount rate represents the interest rate used to discount the cash flow stream of benefit payments to a net present value as of the current date. A lower assumed discount rate increases the present value of the benefit obligation.

The assumed rate of salary increase reflects the expected annual increase in salaries as a result of inflation, merit increases, and promotions. A lower assumed rate decreases the present value of the benefit obligation.

The expected return on plan assets represents the long-term rate of return that we assume will be earned over the life of the pension assets, considering the distribution of those assets among investment classes and the related historical rates of return.

The assumed healthcare cost trend rates as of the end of the year were as follows:

Medical and Life
Insurance Benefits
FY 2005

Healthcare cost trend rate:
Present rate before age 65	8.31%
Present rate age 65 and after	9.56%

We project healthcare cost trend rates to decline gradually to 5.5% by 2010 and to remain level after that. Assumed healthcare cost trend rates have a significant effect on the amounts reported for postretirement healthcare plans. A one percentage point increase in assumed healthcare cost trend rates would increase the accumulated postretirement benefit obligation as of December 31, 2005 by $3,700 and the annual aggregate service and interest cost by $430. A one percentage point decrease in assumed healthcare cost trend rates would decrease the accumulated postretirement benefit obligation as of December 31, 2005 by $3,600 and the annual aggregate service and interest cost by $420.

Savings Plan

The Company has qualified contributory retirement plans (the Plans) under Section 401(k) of the Internal Revenue Code which covers substantially all full-time and certain part-time employees who meet certain eligibility requirements. Voluntary contributions are made by participants and Company matching contributions are made at the discretion of the Board of Directors, subject to certain limitations. Certain of the Plans also allow the Company to make discretionary profit-sharing contributions to the Plan up to the maximum amount deductible for income tax purposes. All Company contributions are invested in a series of diversified investment options at the election of the employee. The Company does not make matching or profit sharing contributions in Company stock. The Company’s total profit-sharing contributions were $1,254, $1,717, and $1,817 for the years ended December 31, 2005, January 1, 2005, and January 3, 2004, respectively.

11.	INCOME TAXES

The provision for income taxes for the years ended December 31, 2005, January 1, 2005, and January 3, 2004 consisted of the following:

	2005	2004	2003

Current:
Federal	$10,830	$13,138	$13,622
State	1,964	787	1,052
Foreign	16	25	44
Deferred:
Federal	(2,154)	991	(111)
State	(510)	147	(78)

Provision for income taxes from continuing operations	10,146	15,088	14,529
Provision for income taxes from discontinued operations	(1,227)	(1,709)	(5,301)

Provision for income taxes	$8,919	$13,379	$9,228

The reconciliation between income tax expense based on statutory income tax rates and the provision for income taxes is as follows:

	2005	2004	2003

Income taxes at federal statutory rate	$9,624	$14,667	$14,070
State income taxes, net of federal income tax deductions	979	664	827
Charitable donations of inventory	(32)	(66)	(255)
Other	(425)	(177)	(113)

Provision for income taxes from continuing operations	10,146	15,088	14,529
Provision for income taxes from discontinued operations	(1,227)	(1,709)	(5,301)

Provision for income taxes	$8,919	$13,379	$9,228

The components of the net deferred tax asset at December 31, 2005 and January 1, 2005 were as follows:

	2005	2004

DEFERRED TAX ASSETS:
Defined benefit pension reserve obligation	$28,919	—
Asset valuation reserves	8,890	$3,775
Loss on minority investment	1,520	1,520
Deferred compensation	1,014	994
Accrued liabilities	783	519
Severance and restructuring reserves	5,184	—
Other	891	831
Less: Deferred tax valuation allowance	(1,520)	(1,520)

Total deferred tax assets	45,681	6,119

DEFERRED TAX LIABILITIES:
Intangible assets	(26,127)	(5,565)
Property and equipment depreciation	(5,294)	(1,260)
Prepaids and other	(2,304)	(415)

Total deferred tax liabilities	(33,725)	(7,240)

	$11,956	$(1,121)

The $11,956 net deferred tax asset at December 31, 2005 is presented as a net deferred current asset of $13,380 and a net deferred noncurrent liability of $1,424. The $1,121 net deferred tax liability at January 1, 2005 is presented as a net deferred current asset of $4,304 and a net deferred noncurrent liability of $5,425.

The Company paid income taxes of $8,979, $10,746, and $11,616 during the years ended December 31, 2005, January 1, 2005, and January 3, 2004, respectively.

12.	DEFERRED COMPENSATION OBLIGATION

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

13.	CONCENTRATIONS

At December 31, 2005 one customer accounted for approximately 19% of the Company’s total accounts receivable. For the twelve months ended December 31, 2005, this same customer accounted for approximately 8% of the Company’s total net sales.

14.	COMMITMENTS AND CONTINGENCIES

Operating Leases – The Company leases warehouse, office and retail store space, equipment, and showroom display facilities under renewable operating leases with remaining terms of up to 10 years. In addition to the base rent, the Company pays its proportionate share of taxes, special assessments, and operating expenses of the warehouse and retail store space and showroom display facilities.

The following is a schedule of future annual minimum lease payments for noncancelable operating leases as of December 31, 2005:

2006	$12,956
2007	10,433
2008	8,505
2009	7,254
2010	4,952
Thereafter	3,872

$47,972

Certain of the Company’s leases contain pre-determined rent increases over the life of the lease. These rent increases are included in the above-referenced minimum lease table in the year in which the rent increase occurs. When recording rent expense, the Company amortizes the total amount of the rent payments on a straight-line basis over the term of the lease. When the Company receives leasehold improvement funding as an incentive to enter into a lease, the Company amortizes these incentives against rent expense on a straight line basis over the term of the lease. The Company’s rent expense was $7,275, $4,157, and $4,660 for the years ended December 31, 2005, January 1, 2005, and January 3, 2004, respectively.

Letters of Credit – The Company had outstanding standby and commercial letters of credit of $3,760 at December 31, 2005 relating primarily to securing our performance to third-parties under self-insurance programs as well as for purchase commitments issued to foreign suppliers and vendors.

Legal Proceedings – In August 2004, plaintiffs purporting to represent a class of consumers who purchased tableware sold in the United States filed suit against Federated Department Stores, the May Department Stores Company, Waterford Wedgwood U.S.A., and Lenox, Incorporated in United States District Court for the Northern District of California. In November 2004, plaintiffs filed a consolidated amended complaint alleging that for the period beginning at least as early as May 1, 2001 through the filing of the amended complaint on November 12, 2004, defendants violated Section 1 of the Sherman Act by conspiring to fix prices and to boycott sales to Bed, Bath & Beyond. Plaintiffs seek to recover an undisclosed amount of damages, trebled in accordance with antitrust laws, as well as costs, attorney’s fees and injunctive relief. This matter is currently in the pre-trial discovery phase. The cut-off dates for fact discovery and expert discovery are March 31, 2006 and June 12, 2006, respectively. The court has set August 24, 2006 as the date for filling defendants’ motions for summary judgment and plaintiffs’ motion for class certification. The trial date is scheduled for October 30, 2006.

On May 26, 2004, Ashley Seaberg filed a product liability suit against Department 56, Inc. and Time to Celebrate in United States District Court for the District of Oregon, claiming that a strand of lights from defendant Time to Celebrate started a house fire. On May 16, 2005, the court granted plaintiff’s motion to amend the complaint to add a claim for $10 million in punitive damages. On January 9, 2006, the court denied the Company’s motion for summary judgment on plaintiff’s punitive damages claim and granted plaintiff’s motion for summary judgment on its negligence per se claim. Trial is set for May 2006.

The Company denies the allegations and claims of the cases above and intends to defend the cases vigorously. It is not possible at this time to estimate possible losses or a range of losses, if any, in these lawsuits. However, an adverse result in either of these lawsuits could have a material adverse effect on the Company’s financial position, results of operations and/or cash flows.

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

15.	SEGMENTS OF THE COMPANY AND RELATED INFORMATION

In connection with the Company’s acquisition of Lenox, the Company has redefined its operating segments to include three reportable segments – Wholesale, Retail, and Direct. Although the product produced and sold for each segment is similar, the type of customer for the product and the method used to distribute the product are different. The segmentation of these operations also reflects how the Company’s chief executive officer currently reviews the results of these operations. Operating income (loss) from continuing operations for each operating segment includes specifically identifiable operating costs such as cost of sales and selling expenses. General and administrative expenses are generally not allocated to specific operating segments and are therefore reflected in the corporate category. Other components of the statement of operations, which are classified below operating income (loss) from continuing operations, are also not allocated by segment. In addition, the Company does not account for or report assets, capital expenditures or certain depreciation and amortization by segment. All transactions between operating segments have been eliminated and are not included in the following table.

The following table presents the Company’s segment information for the last three fiscal years:

(In thousands)	52 WEEKS ENDED DECEMBER 31, 2005	% of Net Sales	52 WEEKS ENDED JANUARY 1, 2005	% of Net Sales	53 WEEKS ENDED JANUARY 3, 2004	% of Net Sales

WHOLESALE:
Net sales	$217,009	100.0%	$153,139	100.0%	$166,895	100.0%
Gross profit	87,574	40.4%	79,106	51.7%	88,133	52.8%
Selling expenses	24,076	11.1%	15,520	10.1%	15,942	9.6%
Income from continuing operations	63,498	29.3%	63,586	41.5%	72,191	43.3%

RETAIL:
Net sales	$72,777	100.0%	$9,769	100.0%	$8,062	100.0%
Gross profit	42,745	58.7%	7,185	73.6%	5,755	71.4%
Selling expenses	23,483	32.3%	6,474	66.3%	5,405	67.0%
Income from continuing operations	19,262	26.5%	711	7.3%	350	4.3%

DIRECT:
Net sales	$41,129	100.0%
Gross profit	25,611	62.3%
Selling expenses	16,971	41.3%
Income from continuing operations	8,640	21.0%

CORPORATE:
Unallocated general and administrative expenses	$58,911		$29,181		$31,348

CONSOLIDATED:
Net sales	$330,915		$162,908		$174,957
Operating income from continuing operations	32,489	9.8%	35,116	21.6%	41,193	23.5%

16.	STOCKHOLDERS’ EQUITY

Stock-Based Compensation Plans – At December 31, 2005, the Company had compensation plans allowing the Company to grant options, stock appreciation rights, shares or performance units to employees, directors, officers, consultants, and advisors. Under the stock option plans, all employee options granted have an exercise price equal to the market value of the common stock at the date of grant, generally have a term of ten years, and generally are exercisable in equal installments beginning on each of the first, second, and third anniversaries of the date of the grant. At December 31, 2005, 256,651 shares were available for granting under the stock option and incentive plans.

A summary of the status of the Company’s stock option and incentive plans as of December 31, 2005, January 1, 2005, and January 3, 2004, and changes during the years then ended is presented below:

	2005		2004		2003

	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	1,850,066	$15.42	2,184,781	$15.08	2,266,409	$14.96
Granted	622,562	13.49	263,000	16.00	46,405	16.05
Exercised	(147,539)	11.12	(397,641)	12.23	(100,066)	9.08
Forfeited	(117,898)	29.11	(200,074)	18.38	(27,967)	18.77

Outstanding at end of year	2,207,191	14.32	1,850,066	15.42	2,184,781	15.08

Options exercisable at end of year	2,139,525	14.28	1,696,223	15.52	1,665,676	15.83
Weighted average fair value of options granted during the year	$5.25		$8.27		$6.85

The following table summarizes information about the Company’s stock option and incentive plans at December 31, 2005:

Range of Exercise Prices	Number Outstanding at December 31, 2005	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable at December 31, 2005	Weighted Average Exercise Price

$6.54-12.50	383,519	6.8	$9.84	382,019	$9.84
12.51-13.75	957,723	6.8	12.94	950,723	12.94
13.76-15.00	197,833	4.7	13.86	195,333	13.86
15.01-37.75	668,116	5.4	19.01	611,450	19.30

	2,207,191	6.2	14.32	2,139,525	14.28

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

Performance- and Time- Vesting Restricted Stock– The Company granted 309,112 restricted shares of common stock to executive officers, directors, and employees during 2005. Of these shares, 171,257 shares were performance-vesting and 137,855 shares were time-vesting. Performance-vesting shares may be earned and become vested in a specific percentage depending upon the extent to which the target performance is met as of the last day of the performance cycle. Time-vesting shares generally become vested after the duration of a specified period of time. There were no restricted stock issuances during 2004 and 2003. At December 31, 2005, there were 310,852 restricted shares outstanding.

The Company records unearned compensation expense on the grant date based on the publicly quoted fair market value of the Company’s common stock, and amortizes the balance over the vesting period. The Company recorded unearned compensation of approximately $4.6 million in 2005, which is included within stockholders’ equity. The Company recognized compensation expense of $588, $262, and $240 for the years ended December 31, 2005, January 1, 2005, and January 3, 2004, respectively.

17.	INCOME PER COMMON SHARE

The following tables reconcile income from continuing operations per common share and income from continuing operations per common share assuming dilution:

	2005	2004	2003

Income from continuing operations	$17,352	$26,820	$25,669
Weighted average number of shares outstanding	13,669,000	13,342,000	13,118,000
Income per share from continuing operations – basic	$1.27	$2.01	$1.96

Income from continuing operations	$17,352	$26,820	$25,669
Weighted average number of shares outstanding	13,669,000	13,342,000	13,118,000
Dilutive impact of options outstanding	83,000	188,000	92,000

Weighted average number of shares and potential dilutive shares outstanding	13,752,000	13,530,000	13,210,000
Income per share from continuing operations – assuming dilution	$1.26	$1.98	$1.94

Options to purchase 865,949, 618,477, and 998,884 shares of common stock were outstanding at December 31, 2005, January 1, 2005, and January 3, 2004, respectively, but were not included in the computation of income per common share assuming dilution because the exercise prices were greater than the average market price of the common stock.

18.	ENVIRONMENTAL MATTERS

As a result of the acquisition of Lenox, the Company is responsible for the cleanup and/or monitoring of two environmental sites located in New Jersey pursuant to an Administrative Consent Order and Memorandum of Understanding with the New Jersey Department of Environmental Protection (“NJDEP”). The Company is also responsible for monitoring solid waste management units at its Pomona, NJ manufacturing facility pursuant to a Hazardous & Solid Waste Amendment (“HSWA”) permit with the U.S. Environmental Protection Agency. The Company accrues for losses associated with environmental cleanup obligations when such losses are probable and can be reasonably estimated.

At one of the NJDEP sites there are other potentially responsible parties who bear part of the cost of the cleanup, in which case the Company’s accrual is based on the Company’s share of the total costs. A portion of the cleanup costs with respect to the two NJDEP sites is paid by insurance. The estimated recovery of cleanup costs is recorded as an asset when receipt is deemed probable.

As of December 31, 2005, the Company estimated, based on engineering studies, total remediation and ongoing monitoring costs to be $4.8 million, including the effects of inflation. Accordingly, the Company recorded a liability of approximately $3.3 million in other noncurrent liabilities, which represents the net present value of the estimated future costs discounted at 5.25%. The estimated insurance recovery assets as of December 31, 2005 were $1.8 million and are included in other assets.

19.	SUBSEQUENT EVENTS

On March 3, 2006, the Company entered into an asset purchase agreement with Willitts Designs International, Inc. (“Willitts”) to acquire certain assets and assume certain liabilities of Willitts. The purchase price will be equal to the historical cost of the assets acquired less the obligations assumed as of the closing date. The net purchase price is estimated to be approximately $3.5 million. In addition to the purchase price, the Company may be required to make additional payments contingent on performance through 2009.

LENOX GROUP INC. AND SUBSIDIARIES

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Balance	Charged to					Balance
	Beginning	Costs and	Other				End of
Description	of Period	Expenses	Changes		Deductions		Period

Year ended December 31, 2005:
Allowance for doubtful accounts	$5,051	$3,025	$2,729	(a)	$3,939	(b)	$6,866
Allowance for sales returns and credits	1,352	9,734	4,373	(a)	8,791		6,668

	$6,403	$12,759	$7,102	(a)	$12,730		$13,534

Year ended January 1, 2005:
Allowance for doubtful accounts	$5,714	$1,614	—		$2,277	(b)	$5,051
Allowance for sales returns and credits	2,964	3,043	—		4,655		1,352

	$8,678	$4,657	$—		$6,932		$6,403

Year ended January 3, 2004:
Allowance for doubtful accounts	$6,529	$1,761	—		$2,576	(b)	$5,714
Allowance for sales returns and credits	3,853	4,582	—		5,471		2,964

	$10,382	$6,343	$—		$8,047		$8,678

(a)	Amounts acquired as part of the acquisition of Lenox, Inc. See footnote 3.
(b)	Accounts determined to be uncollectible and charged against allowance account, net of collections on accounts previously charged against allowance account.

S-1