Form 10-Q
period 2006-04-01
LENOX GROUP INC
filed 2006-05-11
CIK 902270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 1, 2006

Commission file number: 1-11908

Lenox Group Inc
(Exact name of registrant as specified in its charter)

Delaware	13-3684956
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Village Place, 6436 City West Parkway, Eden Prairie, MN 55344

(Address of principal executive offices)

(Zip Code)

(952) 944-5600
(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	☒	No	☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer       ☐       Accelerated filer       ☒       Non-accelerated filer       ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

As of April 28, 2006, 14,066,345 shares of the registrant’s common stock, par value $.01 per share, were outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

LENOX GROUP INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands)

ASSETS

	APRIL 1, 2006	DECEMBER 31, 2005	APRIL 2, 2005

Current assets:
Cash and cash equivalents	$440	$1,279	$25,198
Short-term investments	—	—	20,000
Accounts receivable, net	46,625	55,563	21,022
Inventories	97,532	94,346	16,116
Deferred taxes	10,031	13,380	4,076
Income tax receivable	1,881	—	—
Other current assets	9,189	8,411	2,449
Current assets of discontinued operations	—	—	2,260

Total current assets	165,698	172,979	91,121

Property and equipment, net	69,410	71,428	14,924
Assets held for sale	17,018	17,018	—
Goodwill, net	53,901	53,769	37,074
Trademarks, net	121,971	121,971	13,761
Other intangibles, net	16,022	17,037	621
Marketable securities	1,874	2,449	2,267
Other assets	12,666	13,277	424
Noncurrent assets of discontinued operations	—	—	188

	$458,560	$469,928	$160,380

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$10,170	$10,000
Borrowings on revolving credit facility	26,193	10,468
Accounts payable	28,616	31,270	$5,211
Accrued compensation and benefits payable	14,773	16,538	2,480
Income tax payable	—	6,590	312
Severance and restructuring reserves	7,999	12,201	—
Other current liabilities	3,973	6,554	757
Current liabilities of discontinued operations	1	32	33

Total current liabilities	91,725	93,653	8,793

Deferred compensation obligation	1,898	2,489	2,263
Pension obligations	88,048	87,014	—
Postretirement obligations	28,761	28,560	—
Deferred taxes	322	1,424	5,571
Long-term debt	87,580	90,250	—
Other noncurrent liabilities	5,038	4,789	790
Stockholders’ equity	155,188	161,749	142,963

	$458,560	$469,928	$160,380

See notes to condensed consolidated financial statements.

LENOX GROUP INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share amounts)

	13 WEEKS ENDED APRIL 1, 2006	13 WEEKS ENDED APRIL 2, 2005

NET SALES	$90,387	$19,619
COST OF SALES	41,924	10,690

Gross profit	48,463	8,929

OPERATING EXPENSES:
Selling, general and administrative	56,802	12,508

OPERATING LOSS FROM CONTINUING OPERATIONS	(8,339)	(3,579)

OTHER EXPENSE (INCOME):
Interest expense	3,044	58
Other, net	(1)	(155)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(11,382)	(3,482)

INCOME TAX BENEFIT	(4,296)	(1,253)

LOSS FROM CONTINUING OPERATIONS	(7,086)	(2,229)

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	—	(401)

NET LOSS	$(7,086)	$(2,630)

NET LOSS PER SHARE – BASIC:
LOSS PER SHARE FROM CONTINUING OPERATIONS	$(0.52)	$(0.16)
LOSS PER SHARE FROM DISCONTINUED OPERATIONS	—	(0.03)

NET LOSS PER SHARE – BASIC	$(0.52)	$(0.19)

NET LOSS PER SHARE – ASSUMING DILUTION:
LOSS PER SHARE FROM CONTINUING OPERATIONS	$(0.52)	$(0.16)
LOSS PER SHARE FROM DISCONTINUED OPERATIONS	—	(0.03)

NET LOSS PER SHARE – ASSUMING DILUTION	$(0.52)	$(0.19)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	13,725	13,641
ASSUMING DILUTION	13,725	13,641

See notes to condensed consolidated financial statements.

LENOX GROUP INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	13 WEEKS ENDED APRIL 1, 2006	13 WEEKS ENDED APRIL 2, 2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash used in operating activities	$(13,207)	$(910)
Net cash used in operating activities from discontinued operations	(31)	(213)

Net cash used in operating activities	(13,238)	(1,123)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,095)	(65)
Proceeds from sale of assets	153	—
Net purchase of available-for-sale securities	—	(8,850)
Net cash used in investing activities from discontinued operations	—	(3)

Net cash used in investing activities	(942)	(8,918)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of common stock options	97	1,496
Excess tax benefits from stock-based compensation	19	—
Borrowings on revolving credit facility	15,725	—
Payments on long-term debt	(2,500)	—

Net cash provided by financing activities	13,341	1,496

NET DECREASE IN CASH AND CASH EQUIVALENTS	(839)	(8,545)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,279	33,743

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$440	$25,198

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION -
Depreciation expense	$3,213	$833
Amortization expense	1,016	35
Cash paid (received) for:
Interest	2,467	85
Income taxes	1,996	(858)

See notes to condensed consolidated financial statements.

LENOX GROUP INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except per share amounts)

1.	Basis of Presentation

The accompanying Condensed Consolidated Balance Sheet as of December 31, 2005 was derived from the audited consolidated balances as of that date. The remaining accompanying condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments necessary for a fair presentation.

The results of operations for the quarter ended April 1, 2006 are not necessarily indicative of the results for the full fiscal year. It is suggested that these financial statements be read in conjunction with the Consolidated Financial Statements and notes thereto included in the 2005 Annual Report on Form 10-K as filed by Lenox Group Inc (the Company) with the Securities and Exchange Commission (SEC). Comprehensive income for the periods ended April 1, 2006 and April 2, 2005 was equivalent to reported net income.

Reclassifications – Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no impact on net loss or retained earnings and are primarily related to the reporting of the discontinued operations of the Company’s Time to Celebrate business. See Note 4.

2.	Stock-Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. (SFAS) 123R (revised 2004), Share-Based Payment, which revised SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). This standard requires compensation costs related to share-based payment transactions to be recognized in the financial statements. The Company adopted the standard using the modified prospective transition method, which requires the application of the accounting standard to all share-based awards issued on or after the date of adoption and any outstanding share-based awards that were issued but not vested as of the date of adoption. Accordingly, the Company did not restate the financial information for 2005 as a result of the adoption.

Total stock-based compensation expense from continuing operations in the first quarter of 2006 and the first quarter of 2005 was $371 and $55, respectively. The adoption of SFAS 123R in 2006 resulted in the recognition of incremental pre-tax stock-based compensation expense of $58, an increase in net loss of $36 ($0.00 impact on basic and diluted earnings per share), a reduction in cash flows from operating activities of $19 and an increase in cash flows from financing activities of $19. Additionally, the Company reclassified unearned compensation on non-vested restricted stock of $3,469 to additional paid in capital. The cumulative effect adjustment for forfeitures related to non-vested restricted stock and options was not material.

Prior to 2006, the Company applied APB 25 and the disclosure-only provisions of SFAS No. 123. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensations during the first quarter of 2005. The estimated fair value of each option was calculated using the Black-Scholes option-pricing model.

13 WEEKS ENDED APRIL 2, 2005

Net loss:
As reported	$(2,630)
Stock-based compensation, net of related tax effects	(664)

Pro forma	$(3,294)

Net loss per common share – basic:
As reported	$(0.19)
Pro forma	(0.24)

Net loss per common share – assuming dilution:
As reported	$(0.19)
Pro forma	(0.24)

The Company estimates the fair values using the Black-Scholes option-pricing model using the following assumptions:

	2006	2005

Risk-free interest rate	4.7%	3.8%
Expected dividend yield	0%	0%
Expected stock price volatility	49%	32%
Expected life (in years)	6	6

Stock Incentive Plans

As of April 1, 2006, the Company had incentive plans allowing the Company to grant options, stock appreciation rights, shares or performance units to employees, directors, officers, consultants and advisors. As of April 1, 2006, 230,388 shares were available for granting under the stock incentive plans.

Stock Options – Under the stock incentive plans, all employee options granted have an exercise price equal to the market value of the common stock at the date of grant, generally have a term of ten years, and generally are exercisable in equal installments beginning on each of the first, second and third anniversaries of the date of the grant.

A summary of the status of the Company’s stock option activity as of April 1, 2006 and changes during the quarter then ended is presented below:

	2006

	Shares	Weighted Average Exercise Price	Weighted Remaining Contractual Life (Years)	Average Aggregate Intrinsic Value

Outstanding at beginning of quarter	2,207,191	$14.32
Granted	33,000	12.74
Exercised	(11,400)	8.48
Forfeited	(25,567)	15.77
Expired or Canceled	(18,064)	19.02

Outstanding at end of quarter	2,185,160	14.27	5.8	$31,185

Options exercisable at end of quarter	2,110,661	14.27	5.7	$30,127

The weighted-average grant date fair value of options granted in the first quarters of 2006 and 2005 was estimated to be $6.73 and $6.47 per share, respectively. The total intrinsic value of options that were exercised during the first quarters of 2006 and 2005 was $50 and $670, respectively. As of April 1, 2006, the total unrecognized compensation cost related to stock options was $330 and is expected to be recognized over a weighted average period of 1.0 years.

Cash received from option exercises for the first quarters of 2006 and 2005 was $97 and $1,496, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $19 and $241 for the quarters ended April 1, 2006 and April 2, 2005, respectively.

Performance- and Time- Vesting Restricted Stock – The Company granted 34,000 restricted shares of common stock to executive officers, directors and employees during the first quarter of 2006. Of these shares, 9,000 shares were performance-vesting and 25,000 shares were time-vesting. Performance-vesting shares may be earned and become vested in a specific percentage depending upon the extent to which the target performance is met as of the last day of the performance cycle. Time-vesting shares generally become vested after the duration of a specified period of time.

A summary of the status of the Company’s non-vested restricted stock activity as of April 1, 2006 and changes during the quarter then ended is presented below:

	2006

	Shares	Grant Date Fair Value

Outstanding at beginning of quarter	312,282	$13.72
Granted	34,000	12.74
Forfeited	(11,618)	14.17

Outstanding at end of quarter	334,664	13.60

As of April 1, 2006, the total unrecognized compensation cost related to non-vested restricted stock granted was $3.5 million. Of this amount, $2.1 million is expected to be recognized over a weighted average period of 1.1 years, and the remaining $1.4 million relates to the performance-vesting restricted stock for which target performance is not expected to be met and therefore the cost not expected to be recognized. The total fair value of restricted stock vested during the first quarters of 2006 and 2005 were $0 and $0, respectively (as no restricted shares vested during these periods).

3.	Loss per Common Share

Net loss per common share is calculated by dividing net loss by the weighted average number of shares outstanding during the period. Net loss per common share assuming dilution reflects per share amounts that would have resulted had the Company’s dilutive outstanding stock options been converted to common stock. Restricted stock is considered outstanding on the date the stock becomes vested when computing net loss per common share – basic. Restricted stock, to the extent it is probable that the stock will become vested, is considered outstanding on the grant date when computing net loss per common share – assuming dilution. All options and unvested restricted stock were considered anti – dilutive and excluded from the computation of common equivalent shares at April 1, 2006 and April 2, 2005 because the Company reported a net loss.

4.	Discontinued Operations

In October 2005, the Company committed to a plan to cease operations of its Time to Celebrate business. Time to Celebrate ceased operations in December 2005, and in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company has reclassified Time to Celebrate’s results into discontinued operations for all periods presented. Prior to being classified as discontinued operations, Time to Celebrate’s operating results had been presented in the retail reportable segment. Time to Celebrate’s sales for the first quarter of 2006 was $0 compared to $421 during the first quarter of 2005.

5.	Acquisition

Effective September 1, 2005, the Company completed the acquisition of all of the capital stock of Lenox, Incorporated (Lenox) from Brown-Forman Corporation for $204.0 million, which included transaction costs of $7.6 million. The acquisition of Lenox, which sells products under the Lenox, Dansk, and Gorham brand names, added strong, market-leading brands and complementary product lines and distribution channels to the Company’s portfolio.

The initial allocation of purchase price for the Lenox acquisition was based on preliminary estimates and will be revised as asset valuations are finalized and further information is obtained on the fair value of liabilities.

The following condensed consolidated financial results of operations are presented comparing actual first quarter 2006 results to pro forma first quarter 2005 results (with the pro forma information assuming that the acquisition described above had been completed at the beginning of 2005):

	Three months ended
	Actual April 1, 2006	Pro Forma April 2, 2005

Net sales	$90,387	$113,552
Loss from continuing operations	(7,086)	(6,994)
Net loss	(7,086)	(7,395)

Loss per share from continuing operations
Basic	$(0.52)	$(0.51)
Assuming dilution	(0.52)	(0.51)

Weighted average shares outstanding
Basic	13,725	13,641
Assuming dilution	13,725	13,641

The actual first quarter 2006 results above include a $3.1 million net positive purchase accounting adjustment as a result of the requirement to value Lenox inventory at its estimated selling price less cost of disposal at the opening balance sheet date.

The pro forma condensed consolidated financial results have been prepared for comparative purposes only and include certain adjustments, such as increased interest expense on acquisition debt. They do not reflect the effect of synergies that would have been expected to result from the integration of these acquisitions and do not include any impact from the amortization of the purchase accounting adjustment mentioned above as this purchase accounting adjustment is not expected to have a continuing impact. The pro forma information does not purport to be indicative of the results of operations that actually would have resulted had the combination occurred at the beginning of each period presented, or of future results of the consolidated entities.

6.	Severance and Restructuring Costs

In connection with the acquisition of Lenox, the Company assumed severance reserves related to plant closings, retail store closings and general restructurings that took place prior to the Company’s acquisition of Lenox. At September 1, 2005, the acquisition date, the Company accrued additional amounts related to an additional plant closing, retail store closings and general restructurings that were planned as part of the acquisition.

The severance and restructuring reserves recorded at the acquisition date were based on preliminary estimates and may be revised as the plans are finalized. The Company expects to substantially complete the plant closing, retail store closings, and general restructuring by the end of the second quarter of fiscal 2006.

The table below shows a reconciliation of the severance and restructuring reserve activity as of April 1, 2006:

	Plant Closings		Retail Store Closings	General Restructuring	Total
	Severance	Other	Severance	Severance	Reserves

Balance, December 31, 2005	$3,694	$2,609	$1,793	$4,105	$12,201
Incurred	(2,308)	(73)	(953)	(868)	(4,202)

Balance, April 1, 2006	$1,386	$2,536	$840	$3,237	$7,999

7.	Concentrations

At April 1, 2006, one customer accounted for approximately 17% of the Company’s total accounts receivable. For the three months ended April 1, 2006, this same customer accounted for approximately 12% of the Company’s total net sales.

8.	Inventories

Inventories from continuing operations were comprised of:

	April 1, 2006	December 31, 2005	April 2, 2005

Raw materials	$3,636	$4,038	—
Work-in-process	6,531	6,442	—
Finished goods	87,365	83,866	$16,116

Total inventories	$97,532	$94,346	$16,116

9.	Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill as of April 1, 2006 by segment were as follows:

	Wholesale	Retail	Direct	Other*	Consolidated
Balance at December 31, 2005	$37,074	—	—	$16,695	$53,769
Adjustment to Acquired Goodwill	—	—	—	132	132

Balance at April 1, 2006	$37,074	—	—	$16,827	$53,901

* The Company has not yet allocated the goodwill acquired in connection with the purchase of Lenox to a reporting segment as it continues to evaluate the purchase price allocation.

Intangible assets, other than goodwill, are comprised of the following:

	April 1, 2006			December 31, 2005			April 2, 2005
	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount		Accumulated amortization	Net
Finite-life intangible assets
Customer relationships	$15,300	$(964)	$14,336	$15,300	$(551)	$14,749	—		—	—
Favorable lease interests	2,542	(1,337)	1,205	2,542	(770)	1,772	—		—	—
Non-compete agreements	2,705	(2,224)	481	2,705	(2,189)	516	$2,705		$(2,084)	$621

Indefinite-life intangible assets
Trademarks	126,110	(4,139)	121,971	126,110	(4,139)	121,971	17,900		(4,139)	13,761

Total Intangibles	$146,657	$(8,664)	$137,993	$146,657	$(7,649)	$139,008	$20,605	8	$(6,223)	$14,382

Intangible asset amortization expense for the three months ended April 1, 2006 and three months ended April 2, 2005 was $1,016 and $35, respectively. The increase in amortization expense for the quarter ended April 1, 2006 was the result of the Lenox acquisition. Expected future amortization expense for finite-lived intangible assets is as follows:

2006 (full year)	$2,905
2007	2,149
2008	1,938
2009	1,846
2010	1,560
Thereafter	6,639

$17,037

The above amortization expense forecast is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, impairment of intangible assets, accelerated amortization of intangible assets, purchase price reallocations and other events.

10.	Benefit Plans

Components of net periodic benefit cost for the three months ended April 1, 2006 were as follows:

	Pension Benefits	Medical and Life Insurance Benefits
Service cost	$1,196	$213
Interest cost	2,379	354
Expected return on assets	(2,363)	—
Amortization of gain	(66)	—

Net periodic pension expense	$1,146	$567

11.	Contingencies

In August 2004, plaintiffs purporting to represent a class of consumers who purchased tableware sold in the United States filed suit against Federated Department Stores, the May Department Stores Company, Waterford Wedgwood U.S.A., and Lenox, Incorporated in United States District Court for the Northern District of California. In November 2004, plaintiffs filed a consolidated amended complaint alleging that for the period beginning at least as early as May 1, 2001 through the filing of the amended complaint on November 12, 2004, defendants violated Section 1 of the Sherman Act by conspiring to fix prices and to boycott sales to Bed, Bath & Beyond. Plaintiffs seek to recover an undisclosed amount of damages, trebled in accordance with antitrust laws, as well as costs, attorney’s fees and injunctive relief. This matter is currently in the pre-trial discovery phase. The cut-off dates for fact discovery and expert discovery are March 31, 2006 and August 11, 2006, respectively. The court has set August 29, 2006 as the date for filling defendants’ motions for summary judgment and plaintiffs’ motion for class certification. The trial date is scheduled for January 15, 2007.

On May 26, 2004, Ashley Seaberg filed a product liability suit against Department 56, Inc. and Time to Celebrate in United States District Court for the District of Oregon, claiming that a strand of lights from defendant Time to Celebrate started a house fire. On May 16, 2005, the court granted plaintiff’s motion to amend the complaint to add a claim for $10 million in punitive damages. On January 9, 2006, the court denied the Company’s motion for summary judgment on plaintiff’s punitive damages claim and granted plaintiff’s motion for summary judgment on its negligence per se claim. Trial is set for early June 2006.

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

12.	Segments of the Company and Related Information

The Company has three reportable segments – Wholesale, Retail, and Direct. Although the product produced and sold for each segment is similar, the type of customer for the product and the method used to distribute the product are different. The segmentation of these operations also reflects how the Company’s chief executive officer currently reviews the results of these operations. Operating income (loss) from continuing operations for each operating segment includes specifically identifiable operating costs such as cost of sales and selling expenses. General and administrative expenses are generally not allocated to specific operating segments and are therefore reflected in the corporate category. Other components of the statement of operations, which are classified below operating income (loss) from continuing operations, are also not allocated by segment. In addition, the Company does not account for or report assets, capital expenditures or certain depreciation and amortization by segment. All transactions between operating segments have been eliminated and are not included in the following table.

(In thousands)	13 WEEKS ENDED APRIL 1, 2006	% of Net Sales	13 WEEKS ENDED APRIL 2, 2005	% of Net Sales

WHOLESALE:
Net sales	$51,821	100	$18,274	100
Gross profit	22,270	43	8,032	44
Selling expenses	9,479	18	3,385	19
Operating income from continuing operations	12,791	25	4,647	25

RETAIL:
Net sales	$16,197	100	$1,345	100
Gross profit	11,602	72	897	67
Selling expenses	9,362	58	1,712	127
Operating income (loss) from continuing operations	2,240	14	(815)	(61)

DIRECT:
Net sales	$22,369	100	$—
Gross profit	14,591	65	—
Selling expenses	10,133	45	—
Operating income from continuing operations	4,458	20	—

CORPORATE:
Unallocated general and administrative expenses	$27,828		$7,411

CONSOLIDATED:
Net sales	$90,387	100	$19,619	100
Operating loss from continuing operations	(8,339)	(9)	(3,579)	(18)

13.	Subsequent Events

On April 27, 2006, the Company entered into amendments to its revolving credit facility and term loan facility. The amendments were entered into in connection with the Company’s intention to sell its manufacturing facility located in Pomona, New Jersey and its distribution/office facility located in Langhorne, Pennsylvania. Pursuant to the amendments, the lenders granted the Company limited consent to sell the facilities, provided that 100% of the net cash proceeds of such sales are used to repay a portion of the indebtedness with respect to the term loan facility. The amendments also adjusted the maximum leverage ratios and interest coverage ratios set forth in the credit facility agreements and required the payment of an amendment fee of $397. In addition, the amendment to the term loan facility increased the applicable margin by 0.25% to 2.75% for Alternate Base Rate loans and to 3.75% for Adjusted LIBOR Rate loans.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

This Item should be read in conjunction with the segment financial table presented in Note 12 to the Condensed Consolidated Financial Statements. Other components of the Condensed Consolidated Statement of Operations which are classified below income from operations (i.e. interest expense, provision for income taxes, etc.) are not allocated by segment and are discussed separately.

Comparison of Results of Operations for the Quarter Ended April 1, 2006 to the Quarter Ended April 2, 2005.

Wholesale

Net sales increased $33.5 million, or 184%, to $51.8 million in the first quarter of 2006 from $18.3 million in the first quarter of 2005. The increase in revenue was principally due to the acquisition of Lenox, Inc. in September 2005 (the Acquisition), offset by a decrease in Department 56 branded sales of $5.0 million. The decrease in Department 56 branded sales was principally due to the timing of receipt of product from manufacturers overseas as well as the continued softness experienced in the Gift and Specialty channel.

Gross profit as a percentage of net sales was 43% and 44% in the first quarter of 2006 and 2005, respectively. The decrease in gross profit as a percentage of net sales was principally due to the Acquisition.

Selling expenses were $9.5 million or 18% of sales in the first quarter of 2006 compared to $3.4 million or 19% of sales in the first quarter of 2005. The increase in selling expenses was principally due to the Acquisition.

Operating income from continuing operations increased to $12.8 million in the first quarter of 2006 from $4.6 million in the first quarter of 2005. The increase in operating income was principally due to the Acquisition as described above.

Retail

Net sales increased $14.9 million to $16.2 million in the first quarter of 2006 from $1.3 million in the first quarter of 2005, reflecting the impact of the Acquisition. Same-store sales (including stores added as a result of the Acquisition which are compared against pre-acquisition results) increased by 0.4% across all of the Company’s retail stores, led by stores operated under the Department 56 trade name that had a 12% increase in same store sales.

Gross profit as a percentage of net sales was 72% and 67% in the first quarter of 2006 and 2005, respectively, reflecting the impact of the Acquisition. In the first quarter of 2006, the Company closed 31 stores operated under the Lenox trade name and liquidated excess product acquired as part of the Acquisition. The impact of this activity normally would have resulted in lower gross margins for the Lenox retail business; however, this was offset by the requirement to value Lenox inventory at its estimated selling price less cost of disposal under the purchase method of accounting on the opening balance sheet date. The impact of this purchase accounting adjustment was approximately $4.3 million, which increased gross profit as a percentage of sales by 27 percentage points for the first quarter of 2006. Gross profit as a percentage of net sales was negatively impacted by the store closings and liquidation of excess product indicated above, but primarily reflects the fact that outlet stores operated under the Lenox trade name typically carry lower gross profit percentages than the stores operated under the Department 56 trade name.

Selling expenses were $9.4 million or 58% of sales in the first quarter of 2006 compared to $1.7 million or 127% of sales in the first quarter of 2005. The increase in selling expenses was primarily due to the Acquisition.

Operating income from continuing operations increased from a loss of $0.8 million in the first quarter of 2005 to income of $2.2 million in the first quarter of 2006. The increase in operating income was principally due to the Acquisition as described above.

Direct

The Direct business was acquired as part of the Acquisition. Net sales from the Direct business were $22.4 million for the first quarter of 2006. The gross profit percentage of 65% was negatively impacted by a purchase accounting fair market value adjustment related to the write up of inventory to its estimated selling price less cost of disposal under the purchase method of accounting on the opening balance sheet date. The impact of this purchase accounting adjustment was $1.2 million, which decreased gross profit as a percentage of sales by six percentage points for the first quarter of 2006. Selling expenses were $10.1 million, or 45% of sales.

Corporate

General and administrative expenses were $27.8 million in the first quarter of 2006 compared to $7.4 million in 2005, reflecting the impact of the Acquisition.

Provision for Income Taxes

The effective income tax rate was 38% in the first quarter of 2006 compared to 36% in the first quarter of 2005. The increase in the effective income tax rate reflected the impact of the Acquisition as Lenox, Inc. (the acquired entity) has an effective state tax rate that is higher than Department 56, Inc. (the legacy company).

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

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary source of cash is the funds generated from operations and its credit facility which is available for working capital and investment needs. Based on current levels of operations, the Company believes its funds generated from operations and its revolving credit facility will be sufficient to finance any working capital needs, capital expenditures or contractual obligations.

Consistent with customary practice in the giftware industry, the Company offers extended payment terms to some of its Wholesale customers. This practice has typically created significant working capital requirements in the second and third quarters that the Company has generally financed with its cash balances and/or seasonal borrowings under its revolving credit facility. The Company’s collection of Wholesale customer accounts receivable with extended payment terms and cash receipts from the Company’s Retail and Direct operations typically peak in the fourth quarter and first quarter of the subsequent year. These cash receipts are then typically used to pay down existing current debt under the Company’s credit facilities (or held as cash and cash equivalents and short-term investments to the extent that current debt is repaid).

Cash Flows from Operations

Net cash used in operating activities increased $12.1 million from $1.1 million used during the first three months of 2005 to $13.2 million used during the first three months of 2006. The increase in cash used in operating activities was principally due to the seasonal working capital requirements of the acquired Lenox business and $4.2 million in payments of severance and restructuring costs accrued as part of the Acquisition. See Note 6 to the Condensed Consolidated Financial Statements.

Cash Flows from Investing Activities

Net cash used in investing activities decreased $8.0 million during the first three months of 2006 compared to the first three months of 2005. This decrease was principally due to an $8.9 million decrease in purchases of available-for-sale securities in the first quarter of 2006 compared to the first quarter of 2005, offset by a $1.0 million increase in purchases of property and equipment primarily related to the acquired business.

Cash Flows from Financing Activities

The Company made a contractual scheduled payment of $2.5 million under its term credit facility during the first quarter of 2006 and borrowed $15.7 million under its revolving credit facility in the first quarter of 2006 to fund its operating and investing activities. The Company’s borrowing capacity under the revolving credit facility as of April 1, 2006, was $72.4 million; the Company anticipates that this borrowing capacity will fluctuate throughout the year based upon accounts receivable and inventory levels.

The credit facilities (as amended) also require maintenance of minimum levels of interest coverage and maximum levels of leverage, in each case at the end of each fiscal quarter. The minimum interest coverage ratio (as defined within the credit facility agreements) requires the Company to maintain a minimum ratio of earnings before interest, income taxes, depreciation and amortization (EBITDA) to interest expense over a 12-month period ending on each fiscal quarter. The minimum ratio to be maintained at each quarter-end over the term of the facilities is defined within the credit facility agreements, and ranges from 2.35:1.0 to 3.75:1.0. The maximum leverage ratio (as defined within the credit facility agreements) requires the Company to maintain a maximum ratio of debt (as measured at the end of each fiscal quarter) to EBITDA over a 12-month period ending on each fiscal quarter. The maximum leverage ratio to be maintained at each quarter-end over the term of the facilities is defined within the credit facility agreements, and ranges from 2.0:1.0 to 5.75:1.0. As of April 1, 2006, the Company was in compliance with all material conditions and covenants under the credit facilities.

The Company utilized its cash on hand during the first quarter of 2005 to fund its operating and investing activities during that period.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

As of April 1, 2006, the Company is obligated to make cash payments in connection with its debt obligations, operating leases, purchase obligations, and royalty guarantees in the amounts listed below. The Company has no off-balance sheet debt or other unrecorded obligations other than the items noted in the following table:

	Payments Due (in thousands)

	2006 (Q2-Q4)	2007	2008	2009	2010	Thereafter	Total

Revolving Credit Facility[1,2]	—	—	—	—	$26,193	—	$26,193
Long-term Debt[2]	$7,500	$10,000	$10,000	$10,000	10,000	$50,000	97,500
Operating Leases	11,403	10,315	8,538	7,406	5,172	22,850	65,684
Purchase Commitments[3]	61,844	—	—	—	—	—	61,844
Royalty Guarantees[4]	642	388	46	—	—	—	1,076

Total	$81,389	$20,703	$18,584	$17,406	$41,365	$72,850	$252,297

[1]

The Company’s borrowings under the revolving credit facility are classified as current liabilities on the Consolidated Balance Sheets in accordance with Emerging Issues Task Force Issue No. 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement.

[2]

In addition to the principal payments on debt included in the summary of significant contractual obligations, the Company will incur interest expense on outstanding variable rate debt. All amounts outstanding under the revolving and term loan credit facilities are variable interest rate debt with weighted average interest rates as of April 1, 2006 of 7.31% and 8.33%, respectively.

[3]	The Company is committed to pay suppliers of product under the terms of open purchase orders issued in the normal course of business.
[4]	The Company is committed to pay licensors under the terms of license agreements entered into in the normal course of business.

CRITICAL ACCOUNTING POLICIES

Our Condensed Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles of the United States. In connection with the preparation of the financial statements, the Company is required to make assumptions, make estimates and apply judgment that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. The Company bases its assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time the Consolidated Financial Statements are prepared. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that the Company’s financial statements are presented fairly and in accordance with generally accepted accounting principles. However, because future events and their effects cannot be determined with certainty, actual results could differ from the Company’s assumptions and estimates, and such differences could be material.

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

Pension and Postretirement Benefits – The Company sponsors various defined benefit pension plans as well as postretirement plans providing retiree health care and retiree life insurance benefits. Benefits are based on such factors as years of service and compensation level during employment. The benefits expected to be paid are expensed over the employee’s expected service. To determine the expected benefits to be paid, the Company has to make assumptions regarding interest rates, return on plan assets, rate of salary increases and expected health care trend rates. Actual experience different from these assumptions could result in materially different benefit payments.

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

Stock-Based Compensation – In accordance with SFAS 123R the estimated grant date fair value of each stock-based award is recognized in income on an accelerated basis (for existing options) and a straight-line basis (for new grants) over the requisite service period. The estimated fair value of each option is calculated using the Black-Scholes option-pricing model. The Company makes certain assumptions using the Black-Scholes option-pricing model which includes the risk-free interest rate, expected dividend yield, expected stock price volatility, expected life and expected forfeitures. Non-vested restricted stock is recorded as compensation cost over the requisite service periods based on the market value on the date of grant. Prior to January 1, 2006, the Company applied the recognition and measurement principles of APB 25 to stock options and other stock-based incentive plans as permitted pursuant to SFAS 123. In accordance with APB 25, cost for stock-based compensation was recognized in income based on the excess, if any, of the quoted market price of the stock at the grant date of the award or other measurement date over the amount an employee must pay to acquire the stock. The exercise price for stock options granted to employees equaled the fair market value of the Company’s common stock at the date of grant, thereby resulting in no recognition of compensation expense. Non-vested restricted stock was recorded as compensation cost over the requisite service periods based on the market value on the date of grant. Unearned compensation cost on non-vested restricted stock was shown as a reduction to shareholders’ equity.

Notes concerning forward-looking statements:

Any conclusions or expectations expressed in, or drawn from, the statements in this filing concerning matters that are not historical corporate financial results are “forward-looking statements” that involve risks and uncertainties. These statements are based on management’s estimates, assumptions and projections as of today and are not guarantees of future performance. Such risks and uncertainties that could affect performance include, but are not limited to, the ability of the Company to: (1) integrate Lenox into its business; (2) achieve revenue and cost synergies; and (3) generate cash flow to pay off debt. Actual results may vary materially from forward-looking statements and the assumptions on which they are based. The Company undertakes no obligation to update or publish in the future any forward-looking statements. Please read the bases, assumptions and factors set out in Item 1A and Item 7 in the Company’s 2005 Annual Report on Form 10-K all of which is incorporated herein by reference and applicable to the forward-looking statements set forth herein.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There has been no significant change in the Company’s exposure to market risk since the end of fiscal 2005. The Company’s market risks relate primarily to changes in interest rates and currency exchange rates. See Item 7A in the Company’s 2005 Annual Report on Form 10-K for a discussion of these market risks.

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

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

In August 2004, plaintiffs purporting to represent a class of consumers who purchased tableware sold in the United States filed suit against Federated Department Stores, the May Department Stores Company, Waterford Wedgwood U.S.A., and Lenox, Incorporated in United States District Court for the Northern District of California. In November 2004, plaintiffs filed a consolidated amended complaint alleging that for the period beginning at least as early as May 1, 2001 through the filing of the amended complaint on November 12, 2004, defendants violated Section 1 of the Sherman Act by conspiring to fix prices and to boycott sales to Bed, Bath & Beyond. Plaintiffs seek to recover an undisclosed amount of damages, trebled in accordance with antitrust laws, as well as costs, attorney’s fees and injunctive relief. This matter is currently in the pre-trial discovery phase. The cut-off dates for fact discovery and expert discovery are March 31, 2006 and August 11, 2006, respectively. The court has set August 29, 2006 as the date for filling defendants’ motions for summary judgment and plaintiffs’ motion for class certification. The trial date is scheduled for January 15, 2007.

On May 26, 2004, Ashley Seaberg filed a product liability suit against Department 56, Inc. and Time to Celebrate in United States District Court for the District of Oregon, claiming that a strand of lights from defendant Time to Celebrate started a house fire. On May 16, 2005, the court granted plaintiff’s motion to amend the complaint to add a claim for $10 million in punitive damages. On January 9, 2006, the court denied the Company’s motion for summary judgment on plaintiff’s punitive damages claim and granted plaintiff’s motion for summary judgment on its negligence per se claim. Trial is set for early June 2006.

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

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, which could have a material impact on the Company’s business, financial condition or results of operations. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not presently known to the Company or that the Company currently believes to be immaterial may also adversely affect the Company’s business, financial condition or results of operations.

Item 6.	Exhibits

3.1

Restated Certificate of Incorporation of the Company. (Incorporated herein by reference to Exhibit 3.1 of Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. SEC File No. 1-11908.)

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

4.1

Specimen Form of Company’s Stock Certificate. (Incorporated herein by reference to Exhibit 4.1 of Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994. SEC File No. 1-11908.)

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

10.1

2005 Form of Stock Option Agreement for Officers under the Lenox Group Inc 2004 Stock Incentive Plan. (Incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on January 5, 2006).

10.2

2005 Form of Stock Option Agreement for Directors under the Lenox Group Inc 2004 Stock Incentive Plan. (Incorporated herein by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on January 5, 2006).

10.3

Agreement of Lease, dated as of December 30, 2005, by and between Island View TCI, L.P. and Lenox, Incorporated. (Incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on January 6, 2006).

10.4

Agreement of Sale, dated as of December 30, 2005, by and between PREI Wheeler Way Associates, LP and Lenox, Incorporated. (Incorporated herein by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on January 6, 2006).

10.5

Amendment, dated April 27, 2006, to the Revolving Credit Agreement, dated as of September 1, 2005, among D 56, Inc., Department 56 Retail, Inc., Time to Celebrate Inc. and Lenox, Incorporated, as Borrowers, Department 56, Inc. and the other Guarantors party thereto, as Guarantors, the Lenders party thereto, UBS Securities LLC, as Arranger and Co-Syndication Agent, UBS AG, Stamford Branch, as Issuing Bank and Administrative Agent, UBS Loan Finance LLC, as Swingline Lender, JP Morgan Chase Bank, N.A., as Collateral Agent and Co-Syndication Agent, and Wells Fargo Foothill, LLC and Bank of America, N.A. as Co-Documentation Agents. (Incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on May 3, 2006).

10.6

Amendment, dated April 27, 2006, to the Term Loan Credit Agreement, dated as of September 1, 2005, among D 56, Inc., Department 56 Retail, Inc., Time to Celebrate, Inc. and Lenox, Incorporated, as Borrowers, Department 56, Inc. and the other Guarantors party thereto, as Guarantors, the Lenders party thereto, UBS Securities LLC, as Sole Arranger and Syndication Agent, UBS AG, Stamford Branch, as Administrative Agent and Collateral Agent, and Wells Fargo Foothill, LLC, as Documentation Agent. (Incorporated herein by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on May 3, 2006).

11.1	Computation of net loss per share*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LENOX GROUP INC

Date:	May 11, 2006	/s/ Susan E. Engel
Susan E. Engel

Chairwoman of the Board and Chief Executive Officer

(Principal Executive Officer)

Date:	May 11, 2006	/s/ Timothy J. Schugel
Timothy J. Schugel
Chief Financial Officer and Chief Operating Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

11.1	Computation of net loss per share

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002