Form 10-Q
period 2006-07-01
LENOX GROUP INC
filed 2006-08-10
CIK 902270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 1, 2006

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

Yes ☒      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

          Large accelerated filer ☐           Accelerated filer ☒           Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐      No ☒

As of July 28, 2006, 14,085,351 shares of the registrant’s common stock, par value $.01 per share, were outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

LENOX GROUP INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands)

	JULY 1, 2006	DECEMBER 31, 2005	JULY 2, 2005

ASSETS
Current assets:
Cash and cash equivalents	$295	$1,279	$10,842
Short-term investments	—	—	10,000
Accounts receivable, net	64,810	55,563	43,370
Inventories	121,994	94,346	25,469
Deferred taxes	9,864	13,380	3,943
Income tax receivable	6,200	—	—
Other current assets	8,942	8,411	3,951
Current assets of discontinued operations	—	—	2,630

Total current assets	212,105	172,979	100,205

Property and equipment, net	70,027	71,428	14,491
Assets held for sale	6,749	17,018	—
Goodwill	16,926	53,769	37,074
Trademarks, net	122,718	121,971	13,761
Other intangibles, net	15,297	17,037	586
Marketable securities	1,949	2,449	2,260
Deferred taxes	584	—	—
Other assets	12,640	13,277	105
Noncurrent assets of discontinued operations	—	—	148

	$458,995	$469,928	$168,630

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$9,155	$10,000
Borrowings on revolving credit facility	79,947	10,468
Accounts payable	37,147	31,270	$7,236
Accrued compensation and benefits payable	11,842	16,538	2,251
Income tax payable	—	6,590	2,525
Severance and restructuring reserves	5,030	12,201	—
Other current liabilities	4,197	6,554	994
Current liabilities of discontinued operations	—	32	37

Total current liabilities	147,318	93,653	13,043

Deferred compensation obligation	1,964	2,489	2,260
Pension obligations	85,483	87,014	—
Postretirement obligations	29,120	28,560	—
Deferred taxes	—	1,424	5,465
Long-term debt	76,450	90,250	—
Other noncurrent liabilities	3,989	4,789	685
Commitments and contingencies (Note 13)
Stockholders’ equity	114,671	161,749	147,177

	$458,995	$469,928	$168,630

See notes to condensed consolidated financial statements.

LENOX GROUP INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share amounts)

	13 WEEKS ENDED JULY 1, 2006	13 WEEKS ENDED JULY 2, 2005

NET SALES	$97,828	$36,355
COST OF SALES	51,373	18,839

Gross profit	46,455	17,516

OPERATING EXPENSES:
Selling, general and administrative	51,658	10,572
Goodwill impairment	37,074	—

OPERATING (LOSS) INCOME FROM CONTINUING OPERATIONS	(42,277)	6,944

OTHER EXPENSE (INCOME):
Interest expense	3,964	56
Other, net	(70)	(123)

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(46,171)	7,011

INCOME TAX (BENEFIT) EXPENSE	(4,989)	2,524

(LOSS) INCOME FROM CONTINUING OPERATIONS	(41,182)	4,487

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	—	(367)

NET (LOSS) INCOME	$(41,182)	$4,120

NET(LOSS) INCOME PER SHARE – BASIC:
(LOSS) INCOME PER SHARE FROM CONTINUING OPERATIONS	$(3.00)	$0.33
LOSS PER SHARE FROM DISCONTINUED OPERATIONS	—	(0.03)

NET (LOSS) INCOME PER SHARE – BASIC	$(3.00)	$0.30

NET (LOSS) INCOME PER SHARE – ASSUMING DILUTION:
(LOSS) INCOME PER SHARE FROM CONTINUING OPERATIONS	$(3.00)	$0.33
LOSS PER SHARE FROM DISCONTINUED OPERATIONS	—	(0.03)

NET (LOSS) INCOME PER SHARE – ASSUMING DILUTION	$(3.00)	$0.30

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	13,746	13,676
ASSUMING DILUTION	13,746	13,748

See notes to condensed consolidated financial statements.

LENOX GROUP INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share amounts)

	26 WEEKS ENDED JULY 1, 2006	26 WEEKS ENDED JULY 2, 2005

NET SALES	$188,214	$55,974
COST OF SALES	93,296	29,529

Gross profit	94,918	26,445

OPERATING EXPENSES:
Selling, general and administrative	108,460	23,081
Goodwill impairment	37,074	—

OPERATING (LOSS) INCOME FROM CONTINUING OPERATIONS	(50,616)	3,364

OTHER EXPENSE (INCOME):
Interest expense	7,008	114
Other, net	(71)	(278)

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(57,553)	3,528

INCOME TAX (BENEFIT) EXPENSE	(9,285)	1,270

(LOSS) INCOME FROM CONTINUING OPERATIONS	(48,268)	2,258

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	—	(768)

NET (LOSS) INCOME	$(48,268)	$1,490

NET (LOSS) INCOME PER SHARE – BASIC:
(LOSS) INCOME PER SHARE FROM CONTINUING OPERATIONS	$(3.51)	$0.17
LOSS PER SHARE FROM DISCONTINUED OPERATIONS	—	(0.06)

NET (LOSS) INCOME PER SHARE – BASIC	$(3.51)	$0.11

NET (LOSS) INCOME PER SHARE – ASSUMING DILUTION:
(LOSS) INCOME PER SHARE FROM CONTINUING OPERATIONS	$(3.51)	$0.16
LOSS PER SHARE FROM DISCONTINUED OPERATIONS	—	(0.05)

NET (LOSS) INCOME PER SHARE – ASSUMING DILUTION	$(3.51)	$0.11

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	13,736	13,644
ASSUMING DILUTION	13,736	13,800

See notes to condensed consolidated financial statements.

LENOX GROUP INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	26 WEEKS ENDED JULY 1, 2006	26 WEEKS ENDED JULY 2, 2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash used in operating activities	$(58,004)	$(24,221)
Net cash used in operating activities from discontinued operations	(32)	(902)

Net cash used in operating activities	(58,036)	(25,123)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,891)	(449)
Proceeds from sale of assets	10,183	—
Sale of available-for-sale securities	—	1,150
Acquisition of Willitts	(2,990)	—
Net cash used in investing activities from discontinued operations	—	(3)

Net cash provided by investing activities	2,302	698

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of common stock options	340	1,524
Payments of deferred financing fees	(397)	—
Excess tax benefits from stock-based compensation	32	—
Borrowings on revolving credit facility	69,479	—
Principal payments on capital leases	(59)	—
Payments on long-term debt	(14,645)	—

Net cash provided by financing activities	54,750	1,524

NET DECREASE IN CASH AND CASH EQUIVALENTS	(984)	(22,901)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,279	33,743

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$295	$10,842

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION –
Depreciation expense from continuing operations	$6,197	$1,651
Intangible amortization expense	1,741	70
Cash paid (received) for:
Interest	5,988	170
Income taxes	2,142	(790)

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

The results of operations for the quarter and 26 weeks ended July 1, 2006 and July 2, 2005, respectively, are not necessarily indicative of the results for the full fiscal year. It is suggested that these financial statements be read in conjunction with the Consolidated Financial Statements and notes thereto included in the 2005 Annual Report on Form 10-K filed by Lenox Group Inc (the Company) with the Securities and Exchange Commission (SEC). Comprehensive (loss) income for the periods ended July 1, 2006 and July 2, 2005 was equivalent to reported net (loss) income.

Reclassifications – Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no impact on net loss or retained earnings and are primarily related to the reporting of the discontinued operations of the Company’s Time to Celebrate business. See Note 5.

2.	New Accounting Standards

On July 13, 2006, Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109, was issued. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect that the adoption of FIN 48 will have on its consolidated results of operations and financial condition.

3.	Stock-Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123R (revised 2004), Share-Based Payment, which revised SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). This standard requires compensation costs related to share-based payment transactions to be recognized in the financial statements. The Company adopted the standard using the modified prospective transition method, which requires the application of the accounting standard to all share-based awards issued on or after the date of adoption and any outstanding share-based awards that were issued but not vested as of the date of adoption. Accordingly, the Company did not restate the financial information for 2005 as a result of the adoption.

Total stock-based compensation expense from continuing operations during the second quarter and 26 weeks ended July 1, 2006 was $367 and $738, respectively. The adoption of SFAS 123R in 2006 resulted in the recognition of incremental pre-tax stock-based compensation expense during the second quarter and 26 weeks ended July 1, 2006 of $1 and $59, respectively, and an increase in net loss of $1 and $37, respectively ($0.00 impact on basic and diluted earnings per share in both periods). The adoption also resulted in a reduction in cash flows from operating activities of $32 and an increase in cash flows from financing activities of $32 for the 26 weeks ended July 1, 2006. Additionally, upon adoption of SFAS 123R the Company reclassified unearned compensation on non-vested restricted stock of $3,469 to additional paid in capital. The cumulative effect adjustment for forfeitures related to non-vested restricted stock and options was not material.

Total stock-based compensation expense from continuing operations during the second quarter and 26 weeks ended July 2, 2005 was $55 and $110, respectively (which are included in the net income as reported figures in the table below). Prior to 2006, the Company applied APB Opinion No. 25 and the disclosure-only provisions of SFAS No. 123. The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensations during the second quarter and 26 weeks ended July 2, 2005.

	13 WEEKS ENDED JULY 2, 2005	26 WEEKS ENDED JULY 2, 2005

Net income:
As reported	$4,120	$1,490
Stock-based compensation, net of related tax effects	(311)	(975)

Pro forma	$3,809	$515

Net income per common share – basic:
As reported	$0.30	$0.11
Pro forma	0.28	0.04

Net income per common share – assuming dilution:
As reported	$0.30	$0.11
Pro forma	0.28	0.04

The Company estimates the fair values of each option using the Black-Scholes option-pricing model using the following assumptions:

	26 WEEKS ENDED JULY 1, 2006	26 WEEKS ENDED JULY 2, 2005

Risk-free interest rate	4.7% - 5.1%	3.8%
Expected dividend yield	0%	0%
Expected stock price volatility	49%	32%
Expected life (in years)	6	6

Stock Incentive Plans

As of July 1, 2006, the Company had incentive plans allowing the Company to grant options, stock appreciation rights, shares or performance units to employees, directors, officers, consultants and advisors. As of July 1, 2006, 195,539 shares were available for granting under the stock incentive plans.

Stock Options – Under the stock incentive plans, all employee options granted have an exercise price equal to the market value of the common stock at the date of grant, generally have a term of ten years, and are exercisable at various times after the first anniversary date of the grant date.

A summary of the status of the Company’s stock option activity as of July 1, 2006 and changes during the 26 weeks then ended is presented below:

	2006

	Shares	Weighted Average Exercise Price	Weighted Remaining Contractual Life (Years)	Average Aggregate Intrinsic Value

Outstanding at beginning of year	2,207,191	$14.32
Granted	58,000	12.55
Exercised	(33,600)	10.08
Forfeited	(25,567)	15.77
Expired or Canceled	(45,664)	21.43

Outstanding at end of quarter	2,160,360	14.17	5.6	$7

Options exercisable at end of quarter	2,094,359	14.22	5.4	$7

The weighted-average grant date fair value of options granted during the 26 weeks ended July 1, 2006 and July 2, 2005 was estimated to be $6.66 and $5.44 per share, respectively. The total intrinsic value of options that were exercised during the 26 weeks ended July 1, 2006 and July 2, 2005 was $86 and $696, respectively. As of July 1, 2006, the total unrecognized compensation cost related to stock options was $369 and is expected to be recognized over a weighted average period of 1.2 years.

Cash received from option exercises during the 26 weeks ended July 1, 2006 and July 2, 2005 was $340 and $1,524, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $32 and $251 for the 26 weeks ended July 1, 2006 and July 2, 2005, respectively.

Performance- and Time- Vesting Restricted Stock – The Company granted 36,500 restricted shares of common stock to executive officers, directors and employees during the 26 weeks ended July 1, 2006. Under SFAS 123R, these shares are considered to be nonvested shares, as defined. Of these shares, 9,000 shares were performance-vesting and 27,500 shares were time-vesting. Performance-vesting shares may be earned and become vested in a specific percentage depending upon the extent to which the target performance is met as of the last day of the performance cycle. Time-vesting shares generally become vested after the duration of a specified period of time.

A summary of the status of the Company’s nonvested restricted stock activity as of July 1, 2006 and changes during the 26 weeks then ended is presented below:

	2006

	Shares	Grant Date Fair Value

Outstanding at beginning of year	312,282	$13.72
Granted	36,500	12.27
Forfeited	(21,818)	13.75

Outstanding at end of quarter	326,964	13.59

As of July 1, 2006, the total unrecognized compensation cost related to non-vested restricted stock granted was $3.0 million. Of this amount, $1.7 million is expected to be recognized over a weighted average period of 1.0 years, and the remaining $1.3 million relates to the performance-vesting restricted stock for which target performance is not expected to be met and therefore the cost is not expected to be recognized. The total fair value of restricted stock vested during the 26 weeks ended July 1, 2006 and July 2, 2005 were $0 and $0, respectively (as no restricted shares vested during these periods).

4.	Income (Loss) per Common Share

Net income (loss) per common share is calculated by dividing net income (loss) by the weighted average number of shares outstanding during the period. Net income (loss) per common share assuming dilution reflects per share amounts that would have resulted had the Company’s dilutive outstanding stock options been converted to common stock. Restricted stock is considered outstanding on the date the stock becomes vested when computing net income (loss) per common share – basic. Restricted stock, to the extent it is probable that the stock will become vested, is considered outstanding on the grant date when computing net income (loss) per common share – assuming dilution. All options and unvested restricted stock were considered anti-dilutive and excluded from the computation of common equivalent shares at July 1, 2006 because the Company reported a net loss for both the second quarter and 26 weeks ended July 1, 2006.

5.	Discontinued Operations

In October 2005, the Company committed to a plan to cease operations of its Time to Celebrate business. Time to Celebrate ceased operations in December 2005, and in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company has reclassified Time to Celebrate’s results into discontinued operations for all periods presented. Prior to being classified as discontinued operations, Time to Celebrate’s operating results had been presented in the retail reportable segment. Time to Celebrate’s sales for the second quarter and first half of 2006 was $0 compared to $530 and $951 during the second quarter and first half of 2005, respectively.

6.	Acquisition

Lenox Acquisition

Effective September 1, 2005, the Company completed the acquisition of all of the capital stock of Lenox, Incorporated (Lenox) from Brown-Forman Corporation for $204.0 million, which included transaction costs of $7.6 million. The acquisition of Lenox, which sells products under the Lenox, Dansk and Gorham brand names, added strong, market-leading brands and complementary product lines and distribution channels to the Company’s portfolio.

The initial allocation of purchase price for the Lenox acquisition was based on preliminary estimates and will be revised as asset valuations are finalized and further information is obtained on the fair value of liabilities.

The following condensed consolidated financial results of operations are presented comparing actual second quarter and 26 weeks ended July 1, 2006 results to pro forma second quarter and 26 weeks ended July 2, 2005 results (with the pro forma information assuming that the acquisition described above had been completed at the beginning of each 2005 period presented):

	13 Weeks Ended		26 Weeks Ended

	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005

Net sales	$97,828	$111,408	$188,214	$224,960
Goodwill impairment	37,074	—	37,074	—
Loss from continuing operations	(41,182)	(2,756)	(48,268)	(9,750)
Net loss	(41,182)	(3,123)	(48,268)	(10,518)

Loss per share from continuing operations
Basic	$(3.00)	$(0.20)	$(3.51)	$(0.71)
Assuming dilution	(3.00)	(0.20)	(3.51)	(0.71)

Weighted average shares outstanding
Basic	13,746	13,676	13,736	13,644
Assuming dilution	13,746	13,676	13,736	13,644

The actual second quarter and 26 weeks ended July 1, 2006 results above include a net positive purchase accounting adjustment of $0.4 million and $3.5 million, respectively, as a result of the requirement to value Lenox inventory at its estimated selling price less cost of disposal at the opening balance sheet date.

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

Willitts Acquisition

Effective May 1, 2006, the Company completed its acquisition of certain assets and the assumption of certain liabilities of Willitts Design International, Inc. (Willitts), a California-based designer and wholesaler of collectible and home décor products. The acquisition of the Willitts product lines, which include Thomas Blackshear’s Ebony Visions and Possible Dreams, added a broad range of diversity and contemporary expression to the Company’s portfolio. The cash purchase price, which is based primarily upon the historical cost of the assets acquired less the obligations assumed as of the closing date, was $3.0 million. In addition to the cash purchase price, the Company may be required to make additional payments contingent on performance through 2009.

Of the $3.0 million cash purchase price, $0.7 million was allocated to indefinite-lived trademarks and the remaining $2.3 million was allocated to tangible assets purchased net of assumed liabilities. The initial allocation of the purchase price was based upon preliminary estimates and will be revised as asset valuations are finalized. The results of operations from the acquired net assets since the acquisition date have been included in the Company’s condensed consolidated financial statements and are not considered material.

7.	Assets Held for Sale

In the second quarter of 2006, the Company sold its Langhorne, Pennsylvania facility for $9.9 million, net of closing costs. As these assets, including land and building, were recently purchased as part of the acquisition of Lenox, no gain or loss was recognized.

The Company continues to list the assets associated with the Pomona facility for sale. While the Company continues to actively market the facility, it has not entered into a sales agreement to date. The assets are listed on the balance sheet as held for sale at their carrying amount which approximates fair value less expected selling costs in the cumulative amount of $6.7 million.

8.	Severance and Restructuring Costs

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

The severance and restructuring reserves recorded at the acquisition date were based on preliminary estimates and may be revised as the plans are finalized. The Company expects to substantially complete the plant closing, retail store closings and general restructuring by the end of the third quarter of fiscal 2006.

The table below shows a reconciliation of the severance and restructuring reserve activity as of July 1, 2006:

	Plant Closings
			Retail Store Closings Severance	General Restructuring Severance	Total Reserves

	Severance	Other

Balance, December 31, 2005	$3,694	$2,609	$1,793	$4,105	$12,201

Incurred	(2,742)	(611)	(1,348)	(2,470)	(7,171)

Balance, July 1, 2006	$952	$1,998	$445	$1,635	$5,030

9.	Concentrations

At July 1, 2006, one customer accounted for approximately 18% of the Company’s total accounts receivable. For the three months ended and 26 weeks ended July 1, 2006, this same customer accounted for approximately 18% and 15%, respectively, of the Company’s total net sales.

10.	Inventories

Inventories from continuing operations were comprised of:

	July 1, 2006	December 31, 2005	July 2, 2005

Raw materials	$3,770	$4,038	—
Work-in-process	6,727	6,442	—
Finished goods	111,497	83,866	$25,469

Total inventories	$121,994	$94,346	$25,469

11.	Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill as of July 1, 2006 by segment were as follows:

	Wholesale	Retail	Direct	Other*	Consolidated

Balance at December 31, 2005	$37,074	—	—	$16,695	$53,769
Adjustment to acquired goodwill	—	—	—	231	231
Goodwill impairment	(37,074)	—	—	—	(37,074)

Balance at July 1, 2006	$—	—	—	$16,926	$16,926

* The Company has not yet allocated the goodwill acquired in connection with the purchase of Lenox to a reporting segment as it continues to evaluate the purchase price allocation.

During the second quarter, the Company re-forecast its 2006 Gift and Specialty channel sales within the Department 56 wholesale reporting unit. The Company also experienced a decline in the quoted market price of its stock in the second quarter. Given these events, the Company determined it was more likely than not that a reduction of the fair value of the Department 56 wholesale reporting unit may have occurred. As a result, the Company completed a review of the Department 56 wholesale reporting unit goodwill in accordance with SFAS No. 142. Based on the results of this analysis, the Company recorded an impairment charge of $37.1 million to write-down the goodwill related to the Department 56 wholesale reporting unit. The fair value of that reporting unit was estimated using the expected present value of future cash flows. The impairment charge will result in no future cash expenditures.

Intangible assets, other than goodwill, are comprised of the following:

	July 1, 2006			December 31, 2005			July 2, 2005

	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net

Finite-life intangible assets
Customer relationships	$15,300	$(1,377)	$13,923	$15,300	$(551)	$14,749	—	—	—
Favorable lease interests	2,542	(1,614)	928	2,542	(770)	1,772	—	—	—
Non-compete agreements	2,705	(2,259)	446	2,705	(2,189)	516	$2,705	$(2,119)	$586

Indefinite-life intangible assets
Trademarks	126,857	(4,139)	122,718	126,110	(4,139)	121,971	17,900	(4,139)	13,761

Total Intangibles	$147,404	$(9,389)	$138,015	$146,657	$(7,649)	$139,008	$20,605	$(6,258)	$14,347

Intangible asset amortization expense for the second quarter and 26 weeks ended July 1, 2006 was $725 and $1,741, respectively, compared to $35 and $70 for the second quarter and 26 weeks ended July 2, 2005, respectively. The increase in amortization expense for the second quarter and 26 weeks ended July 1, 2006 was the result of the Lenox acquisition. Expected future amortization expense for finite-lived intangible assets is as follows:

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

12.	Benefit Plans

Components of net periodic benefit cost for the second quarter ended July 1, 2006 were as follows:

	Pension Benefits	Medical and Life Insurance Benefits

Service cost	$1,196	$213
Interest cost	2,379	354
Expected return on assets	(2,363)	—
Amortization of gain	(66)	—

Net periodic pension expense	$1,146	$567

Components of net periodic benefit cost for the 26 weeks ended July 1, 2006 were as follows:

	Pension Benefits	Medical and Life Insurance Benefits

Service cost	$2,392	$426
Interest cost	4,758	708
Expected return on assets	(4,726)	—
Amortization of gain	(132)	—

Net periodic pension expense	$2,292	$1,134

13.	Contingencies

On May 26, 2004, Ashley Seaberg filed a product liability suit against Department 56, Inc. and Time to Celebrate in United States District Court for the District of Oregon, claiming that a strand of lights from defendant Time to Celebrate started a house fire. On May 16, 2005, the court granted plaintiff’s motion to amend the complaint to add a claim for $10 million in punitive damages. On June 12, 2006, the Court dismissed the case, with prejudice, based upon the parties’ agreement to resolve the matter. Under the terms of the settlement agreement, the Company did not admit any liability and the Company’s insurance carrier agreed to pay plaintiff $60,000 in consideration of a complete general release.

In August 2004, plaintiffs purporting to represent a class of consumers who purchased tableware sold in the United States filed suit against Federated Department Stores, the May Department Stores Company, Waterford Wedgwood U.S.A. and Lenox, Incorporated in United States District Court for the Northern District of California. In November 2004, plaintiffs filed a consolidated amended complaint alleging that for the period beginning at least as early as May 1, 2001 through the filing of the amended complaint on November 12, 2004, defendants violated Section 1 of the Sherman Act by conspiring to fix prices and to boycott sales to Bed, Bath & Beyond. Plaintiffs seek to recover an undisclosed amount of damages, trebled in accordance with antitrust laws, as well as costs, attorney’s fees and injunctive relief. This matter is currently in the pre-trial discovery phase. The Court has set April 9, 2007 as the trial date.

The Company denies the allegations and claims of the case above and intends to defend the case vigorously. It is not possible at this time to estimate possible losses or a range of losses, if any, in this lawsuit. However, an adverse result could have a material adverse effect on the Company’s financial position, results of operations and/or cash flows.

In addition to the above lawsuit, the Company is involved in various legal proceedings, claims and governmental audits in the ordinary course of its business. The Company believes it has meritorious defenses to all proceedings, claims and audits. Management believes the impact, if any, of these legal proceedings would not be material to the results of operations, financial position or cash flows of the Company.

14.	Segments of the Company and Related Information

The Company has three reportable segments – Wholesale, Retail and Direct. Although the product produced and sold for each segment is similar, the type of customer for the product and the method used to distribute the product are different. The segmentation of these operations also reflects how the Company’s chief executive officer currently reviews the results of these operations. Operating income (loss) from continuing operations for each operating segment includes specifically identifiable operating costs such as cost of sales and selling expenses. General and administrative expenses are generally not allocated to specific operating segments and are therefore reflected in the corporate category. Other components of the statement of operations, which are classified below operating income (loss) from continuing operations, are also not allocated by segment. In addition, the Company does not account for or report assets, capital expenditures or certain depreciation and amortization by segment. All transactions between operating segments have been eliminated and are not included in the following table.

(In thousands)	13 WEEKS ENDED JULY 1, 2006	% of Net Sales	13 WEEKS ENDED JULY 2, 2005	% of Net Sales	26 WEEKS ENDED JULY 1, 2006	% of Net Sales	26 WEEKS ENDED JULY 2, 2005	% of Net Sales

WHOLESALE:
Net sales	$70,655	100	$34,799	100	$122,476	100	$53,073	100
Gross profit	28,730	41	16,481	47	51,001	42	24,513	46
Selling expenses	9,281	13	3,427	10	18,760	15	6,812	13
Goodwill impairment	37,074	53	—		37,074	30	—
Operating (loss) income from continuing operations	(17,625)	(25)	13,054	38	(4,833)	(4)	17,701	33

RETAIL:
Net sales	$10,510	100	$1,556	100	$26,706	100	$2,901	100
Gross profit	6,541	62	1,036	67	18,143	68	1,933	67
Selling expenses	7,045	67	1,295	83	16,406	61	3,008	104
Operating (loss) income from continuing operations	(504)	(5)	(259)	(17)	1,737	7	(1,075)	(37)

DIRECT:
Net sales	$16,663	100	$—		$39,032	100	$—
Gross profit	11,183	67	—		25,774	66	—
Selling expenses	9,428	57	—		19,561	50	—
Operating income from continuing operations	1,755	11	—		6,213	16	—

CORPORATE:
Unallocated general and administrative expenses	$25,903		$5,851		$53,733		$13,262

CONSOLIDATED:
Net sales	$97,828	100	$36,355	100	$188,214	100	$55,974	100
Operating (loss) income from continuing operations	(42,277)	(43)	6,944	19	(50,616)	(27)	3,364	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

This Item should be read in conjunction with the segment financial table presented in Note 14 to the Condensed Consolidated Financial Statements. Other components of the Condensed Consolidated Statement of Operations which are classified below income from operations (i.e. interest expense, provision for income taxes, etc.) are not allocated by segment and are discussed separately.

Comparison of Results of Operations for the Quarter Ended July 1, 2006 to the Quarter Ended July 2, 2005.

Wholesale

Net sales increased $35.9 million, or 103%, to $70.7 million in the second quarter of 2006 from $34.8 million in the second quarter of 2005. The increase in revenue was principally due to the acquisition of Lenox in September 2005 (the Acquisition) offset by a decrease in Department 56 branded sales of $9.0 million. The decrease in Department 56 branded sales was principally due to the timing of receipt of product from manufacturers overseas as well as the continued softness experienced in the Gift and Specialty channel.

Gross profit as a percentage of net sales was 41% and 47% in the second quarter of 2006 and 2005, respectively. The decrease in gross profit as a percentage of net sales was principally due to the Acquisition as the Lenox wholesale business typically generates lower gross margin percentages because it primarily sells to national customers.

Selling expenses were $9.3 million or 13% of sales in the second quarter of 2006 compared to $3.4 million or 10% of sales in the second quarter of 2005. The increase in selling expenses was principally due to the Acquisition.

In the second quarter of 2006, a goodwill impairment charge of $37.1 million was recorded to write-down the goodwill related to the Department 56 wholesale reporting unit. See Note 11 to the Condensed Consolidated Financial Statements.

Operating loss from continuing operations was $17.6 million in the second quarter of 2006 compared to operating income from continuing operations of $13.1 million in the second quarter of 2005. The decrease in operating income from continuing operations was principally due to the $37.1 million goodwill impairment offset by increased operating income due to the Acquisition as described above.

Retail

Net sales increased $8.9 million to $10.5 million in the second quarter of 2006 from $1.6 million in the second quarter of 2005, reflecting the impact of the Acquisition. Same-store sales (including stores added as a result of the Acquisition which are compared against pre-acquisition results) increased by 0.5%.

Gross profit as a percentage of net sales was 62% and 67% in the second quarter of 2006 and 2005, respectively, reflecting the impact of the Acquisition as stores operated under the Lenox trade name typically carry lower gross profit percentages because they are principally outlet stores.

Selling expenses were $7.0 million or 67% of sales in the second quarter of 2006 compared to $1.3 million or 83% of sales in the second quarter of 2005. The increase in selling expenses was primarily due to the Acquisition.

Operating loss from continuing operations was $0.5 million in the second quarter of 2006 compared to operating loss from continuing operations of $0.3 million in the second quarter of 2005.

Direct

The Direct business was acquired as part of the Acquisition. Net sales from the Direct business were $16.7 million for the second quarter of 2006 and the gross profit percentage was 67%. Selling expenses were $9.4 million, or 57% of sales.

Corporate

General and administrative expenses were $25.9 million in the second quarter of 2006 compared to $5.9 million in 2005, reflecting the impact of the Acquisition.

Provision for Income Taxes

The effective income tax rate was 11% in the second quarter of 2006 compared to 36% in the second quarter of 2005. The decrease in the effective income tax rate was principally due to the goodwill impairment (which is primarily non-tax deductible), partially offset by the impact of the Acquisition, as Lenox, Inc. (the acquired entity) has an effective state tax rate that is higher than Department 56, Inc. (the legacy company).

Comparison of Results of Operations for the 26 Weeks Ended July 1, 2006 to the 26 Weeks Ended July 2, 2005.

Wholesale

Net sales increased $69.4 million, or 131%, to $122.5 million in 2006 from $53.1 million in 2005. The increase in revenue was principally due to the Acquisition offset by a decrease in Department 56 branded sales of $14.0 million. The decrease in Department 56 branded sales was principally due to the timing of receipt of product from manufacturers overseas as well as the continued softness experienced in the Gift and Specialty channel.

Gross profit as a percentage of net sales was 42% and 46% in the first half of 2006 and 2005, respectively. The decrease in gross profit as a percentage of net sales was principally due to the Acquisition as the wholesale business typically generates lower gross margin percentages because it primarily sells to national customers.

Selling expenses were $18.8 million or 15% of sales in 2006 compared to $6.8 million or 13% of sales in 2005. The increase in selling expenses was principally due to the Acquisition.

In the second quarter of 2006, a goodwill impairment charge of $37.1 million was recorded to write-down the goodwill related to the Department 56 wholesale reporting unit. See Note 11 to the Condensed Consolidated Financial Statements.

Operating loss from continuing operations was $4.8 million in the first half of 2006 compared to operating income from continuing operations of $17.7 million in the first half of 2005. The decrease in operating income from continuing operations to an operating loss was principally due to the $37.1 million goodwill impairment offset by increased operating income due to the Acquisition as described above.

Retail

Net sales increased $23.8 million to $26.7 million in 2006 from $2.9 million in 2005, reflecting the impact of the Acquisition. Same-store sales (including stores added as a result of the Acquisition which are compared against pre-acquisition results) increased by 0.4%.

Gross profit as a percentage of net sales was 68% and 67% in the first half of 2006 and 2005, respectively, reflecting the impact of the Acquisition. In the first quarter of 2006, the Company closed 31 stores operated under the Lenox trade name and liquidated excess product acquired as part of the Acquisition. The impact of this activity normally would have resulted in lower gross margins for the Lenox retail business; however, this was offset by the requirement to value Lenox inventory at its estimated selling price less cost of disposal under the purchase method of accounting on the opening balance sheet date. The impact of this purchase accounting adjustment was approximately $4.8 million, which increased gross profit as a percentage of sales by 18 percentage points for the first six months of 2006. Gross profit as a percentage of net sales was negatively impacted by the store closings and liquidation of excess product indicated above, but primarily reflects the fact that outlet stores operated under the Lenox trade name typically carry lower gross profit percentages than the stores operated under the Department 56 trade name.

Selling expenses were $16.4 million or 61% of sales in 2006 compared to $3.0 million or 104% of sales in 2005. The increase in selling expenses was primarily due to the Acquisition.

Operating income from continuing operations was $1.7 million in 2006 compared to a loss from continuing operations of $1.1 million in 2005. The increase in operating income from continuing operations was principally due to the Acquisition as described above.

Direct

The Direct business was acquired as part of the Acquisition. Net sales from the Direct business were $39.0 million in the first half of 2006. The gross profit percentage was 66%. The gross profit percentage of 66% was negatively impacted by a purchase accounting fair market value adjustment related to the write up of inventory to its estimated selling price less cost of disposal under the purchase method of accounting on the opening balance sheet date. The impact of this purchase accounting adjustment was $1.2 million, which decreased gross profit as a percentage of sales by three percentage points for the first quarter of 2006. Selling expenses were $19.6 million, or 50% of sales.

Corporate

General and administrative expenses were $53.7 million in 2006 compared to $13.3 million in 2005, reflecting the impact of the Acquisition.

Provision for Income Taxes

The effective income tax rate was 16% in the first half of 2006 compared to 36% in the first half of 2005. The decrease in the effective income tax rate was principally due to the goodwill impairment (which is primarily non-tax deductible), partially offset by the impact of the Acquisition, as Lenox, Inc. (the acquired entity) has an effective state tax rate that is higher than Department 56, Inc. (the legacy company).

SEASONALITY

The Company is highly seasonal. It has historically recorded its highest Wholesale segment sales during the third and fourth quarters of each year as wholesale customers stock merchandise in anticipation of the holiday season. In addition, the Company records its highest Retail and Direct segment sales in the fourth quarter during the peak holiday shopping season. However, the Company can experience fluctuations in quarterly sales and related net income compared with the prior year due to the timing of receipt of product from suppliers and subsequent shipment of product from the Company to customers, as well as the timing of orders placed by customers. Due to the seasonality of segment sales as indicated above, the Company has historically operated at a loss during the first half of the fiscal year. The Company is not managed to maximize quarter-to-quarter results, but rather to achieve annual objectives designed to achieve long-term growth consistent with the Company’s business strategy.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically used significant amounts of cash from operations during the first nine months of its fiscal year. Consistent with customary practice in the giftware industry, the Company offers extended payment terms to some of its wholesale customers. This practice has created significant working capital requirements as the Company uses cash to source inventory but does not receive cash from its customers until the fourth quarter and early first quarter of the subsequent year when the extended payment terms come due. Similarly, the Company’s retail and direct segments create working capital requirements during the first nine months of the year with revenue and cash collections peaking during the holiday season in the fourth quarter and early first quarter of the subsequent year. The Company finances these working capital requirements with seasonal borrowings under its revolving credit facility. Cash collected in the fourth quarter and first quarter of the subsequent year is used to repay the seasonal borrowings.

Although the Company uses significant amounts of cash from operations during the first nine months of its fiscal year, it generates positive cash from operations on an annual basis (after significant amounts of cash are collected in the fourth quarter as described above). The timing of cash payments to suppliers of inventory, the ability to ship inventory to its customers, and the timing of cash receipts from its customers will impact the Company’s borrowing base capacity.  The Company monitors accounts receivable, inventory levels and shipment of product on a routine basis to ensure adequate borrowing base capacity exists to fund its current working capital needs. Based on current forecasted levels of operations, the Company believes its funds generated from operations and its revolving credit facility will be sufficient to finance any future working capital needs, capital expenditures or contractual obligations through the end of the fiscal year.

Cash Flows from Operations

Net cash used in operating activities increased $32.9 million from $25.1 million used during the first half of 2005 to $58.0 million used during the first half of 2006. The increase in cash used in operating activities was principally due to the seasonal working capital requirements of the acquired Lenox business and $7.2 million in payments of severance and restructuring costs accrued as part of the Acquisition. See Note 8 to the Condensed Consolidated Financial Statements.

Cash Flows from Investing Activities

Net cash provided by investing activities was $0.7 million during the first half of 2005 compared to $2.3 million provided during the first half of 2006. The increase was principally due to receiving $9.9 million in proceeds from the sale of the Langhorne, Pennsylvania facility partially offset by incremental purchases of property and equipment of $4.4 million principally related to the consolidation of the Lenox wholesale and direct businesses into a newly renovated office facility in Bristol, Pennsylvania and also offset by the purchase of Willitts Design International Inc. for $3.0 million.

Cash Flows from Financing Activities

Under the terms of its credit facility, the Company is required to use the proceeds of any asset sales to pay down long-term debt. As a result, the Company used the proceeds from the sale of its facility in Langhorne, Pennsylvania to pay down $9.9 million in long-term debt. In addition, the Company made contractual scheduled payments on its long-term debt of $2.5 and $2.2 million in the first and second quarters, respectively. The Company also borrowed $69.5 million under its revolving credit facility in the first half of 2006 to fund its operating and investing activities.

The revolving credit facility provides for borrowings up to $175.0 million, which may be in the form of letters of credit and revolving credit loans. Borrowings under the revolving credit facility are subject to certain borrowing base limitations, and the Company’s borrowing capacity fluctuates during the year based upon accounts receivable and inventory levels. The Company’s borrowing capacity under the revolving credit facility as of July 1, 2006, was $96.0 million, of which $9.9 million was available for additional borrowings or letters of credit.

During the second quarter of 2006, the Company entered into amendments to its revolving credit facility and term loan facility. The amendments were entered into in connection with the Company’s intention to sell its manufacturing facility located in Pomona, New Jersey and its distribution/office facility located in Langhorne, Pennsylvania. Pursuant to the amendments, the lenders granted the Company limited consent to sell the facilities, provided that 100% of the net cash proceeds of such sales are used to repay a portion of the indebtedness with respect to the term loan facility. The amendments also adjusted the maximum leverage ratios and interest coverage ratios set forth in the credit facility agreements and required the payment of an amendment fee of $397. In addition, the amendment to the term loan facility increased the applicable margin by 0.25% to 2.75% for Alternate Base Rate loans and to 3.75% for Adjusted LIBOR Rate loans.

The credit facilities (as amended) also require maintenance of minimum levels of interest coverage and maximum levels of leverage, in each case at the end of each fiscal quarter. The minimum interest coverage ratio (as defined within the credit facility agreements) requires the Company to maintain a minimum ratio of earnings before interest, income taxes, depreciation and amortization (EBITDA) to interest expense over a 12-month period ending on each fiscal quarter. The minimum ratio to be maintained at each quarter-end over the term of the facilities is defined within the credit facility agreements and ranges from 2.35:1.0 to 3.75:1.0. The maximum leverage ratio (as defined within the credit facility agreements) requires the Company to maintain a maximum ratio of debt (as measured at the end of each fiscal quarter) to EBITDA over a 12-month period ending on each fiscal quarter. The maximum leverage ratio to be maintained at each quarter-end over the term of the facilities is defined within the credit facility agreements and ranges from 2.0:1.0 to 5.75:1.0. As of July 1, 2006, the Company was in compliance with all material conditions and covenants under the credit facilities. The goodwill impairment charge recorded in the second quarter of 2006 was non-cash in nature and did not affect the Company’s liquidity or result in non-compliance with respect to any of its credit facility covenants.

The Company utilized its cash on hand during the first half of 2005 to fund its operating and investing activities during that period.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

As of July 1, 2006, the Company is obligated to make cash payments in connection with its debt obligations, operating leases, purchase obligations and royalty guarantees in the amounts listed below. The Company has no unrecorded obligations other than the items noted in the following table:

	Payments Due (in thousands)

	2006 (Q3-Q4)	2007	2008	2009	2010	Thereafter	Total

Revolving Credit Facility[1,2]	—	—	—	—	$79,947	—	$79,947
Long-term Debt[2,3]	$4,492	$8,985	$8,985	$8,985	8,985	$44,923	85,355
Operating Leases	7,747	12,612	10,832	9,514	7,206	29,966	77,877
Purchase Commitments[4]	66,745	—	—	—	—	—	66,745
Royalty Guarantees[5]	641	618	136	30	—	—	1,425

Total	$79,625	$22,215	$19,953	$18,529	$96,138	$74,889	$311,349

1

The Company’s borrowings under the revolving credit facility are classified as current liabilities on the Consolidated Balance Sheets in accordance with Emerging Issues Task Force Issue No. 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement.

2

In addition to the principal payments on debt included in the summary of significant contractual obligations, the Company will incur interest expense on outstanding variable rate debt. All amounts outstanding under the revolving and term loan credit facilities are variable interest rate debt with weighted average interest rates as of July 1, 2006 of 7.51% and 9.10%, respectively.

3

Long term debt does not include the conditional notes payable to the Maryland Department of Business and Economic Development and the County Commissioners of Washington County, Maryland as the principal of these notes may be fully or partially forgiven if the Company meets certain levels of employment at the Hagerstown, Maryland distribution facility.

4	The Company is committed to pay suppliers of product under the terms of open purchase orders issued in the normal course of business.

5	The Company is committed to pay licensors under the terms of license agreements entered into in the normal course of business.

Other than noted in the above table, there were no other material changes in contractual obligations from those disclosed in the Company’s 2005 Annual Report on Form 10-K.

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

Allowance for Doubtful Accounts – The Company records an allowance for estimated uncollectible accounts receivable based on an evaluation of its accounts receivable balance. This evaluation includes a number of factors including the age of the receivable, the financial condition of the customer, the current business environment, and the historical collection experience for customers and consumers of similar background and nature. Additionally, since many of the Company’s wholesale sales have dating terms which come due in November and December, the Company does not have visibility into overdue balances for most of its wholesale customers until the fourth quarter of its fiscal year. Due to the seasonality of the Company’s business, the extended dating terms provided to wholesale customers and the relative size of accounts receivable balances at year – end, it is not uncommon for the Company to experience fluctuations in the provision for bad debt expense from quarter to quarter as the Company refines its estimate. Unexpected changes in the aforementioned factors would result in materially different amounts for this item. In addition, results could be materially different if economic conditions worsened for the Company’s customers.

Valuation of Long-Lived Assets – The Company reviews its long-lived assets, consisting primarily of property, plant and equipment and intangible assets with finite lives, for impairment in accordance with SFAS No. 144. In analyzing potential impairment, the Company uses projections of future undiscounted cash flows from the assets. These projections are based on the Company’s view of growth rates for the related business, anticipated future economic conditions, the appropriate discount rates relative to risk and estimates of residual values. The Company believes that its estimates are consistent with assumptions that marketplace participants would use in their estimates of fair value. If changes in growth rates, future economic conditions, discount rates or estimates of residual values were to occur, long-lived assets may become impaired.

Valuation of Goodwill, Trademarks and Other Intangible Assets – The Company reviews goodwill and other indefinite-lived intangible assets for impairment based on the requirements of SFAS No. 142. Goodwill is tested for impairment at the reporting unit level on an annual basis in the fourth quarter or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. These events or circumstances would include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors. In analyzing goodwill for potential impairment, the Company uses projections of future cash flows from the reporting units. These projections are based on the Company’s view of growth rates, anticipated future economic conditions, the appropriate discount rates relative to risk and estimates of residual values. The Company believes that its estimates are consistent with assumptions that marketplace participants would use in their estimates of fair value. If changes in growth rates, future economic conditions, discount rates or estimates of residual value were to occur, goodwill may become impaired.

Additionally, impairment tests for indefinite-lived intangible assets, consisting of trademarks, are required to be performed on an annual basis or on an interim basis if an event occurs or circumstances change that would indicate the asset might be impaired. The impairment test for indefinite-lived intangible assets consists of a comparison of the fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The estimates of fair value of indefinite-lived intangible assets are determined using various discounted cash flow valuation methodologies. The most common among these is a “relief from royalty” methodology, which is used in estimating the fair value of the Company’s trademarks. Significant assumptions inherent in the methodology employed include estimates of royalty rates and discount rates. Discount rate assumptions are based on an assessment of the risk inherent in the respective intangible assets. Assumptions about royalty rates are based on the rates at which similar trademarks are being licensed in the marketplace.

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

Stock-Based Compensation – In accordance with SFAS 123R the estimated grant date fair value of each stock-based award is recognized in income on an accelerated basis (for existing options) and a straight-line basis (for new grants) over the requisite service period. The estimated fair value of each option is calculated using the Black-Scholes option-pricing model. The Company makes certain assumptions using the Black-Scholes option-pricing model which includes the risk-free interest rate, expected dividend yield, expected stock price volatility, expected life and expected forfeitures. Non-vested restricted stock is recorded as compensation cost over the requisite service periods based on the market value on the date of grant. Prior to January 1, 2006, the Company applied the recognition and measurement principles of APB Opinion No. 25 to stock options and other stock-based incentive plans as permitted pursuant to SFAS 123. In accordance with APB Opinion No. 25, cost for stock-based compensation was recognized in income based on the excess, if any, of the quoted market price of the stock at the grant date of the award or other measurement date over the amount an employee must pay to acquire the stock. The exercise price for stock options granted to employees equaled the fair market value of the Company’s common stock at the date of grant, thereby resulting in no recognition of compensation expense. Non-vested restricted stock was recorded as compensation cost over the requisite service periods based on the market value on the date of grant. Unearned compensation cost on non-vested restricted stock was shown as a reduction to shareholders’ equity.

Notes concerning forward-looking statements:
Any conclusions or expectations expressed in, or drawn from, the statements in this filing concerning matters that are not historical corporate financial results are “forward-looking statements” that involve risks and uncertainties. These statements are based on management’s estimates, assumptions and projections as of today and are not guarantees of future performance. Such risks and uncertainties that could affect performance include, but are not limited to, the ability of the Company to: (1) integrate Lenox into its business; (2) achieve revenue and cost synergies; (3) obtain sufficient financing for working capital needs; and (4) generate cash flow to pay off debt. Actual results may vary materially from forward-looking statements and the assumptions on which they are based. The Company undertakes no obligation to update or publish in the future any forward-looking statements. Please read the risk factors set out in Item 1A and Item 7 in the Company’s 2005 Annual Report on Form 10-K, which are incorporated herein by reference and applicable to the forward-looking statements set forth herein.

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

On May 26, 2004, Ashley Seaberg filed a product liability suit against Department 56, Inc. and Time to Celebrate in United States District Court for the District of Oregon, claiming that a strand of lights from defendant Time to Celebrate started a house fire. On May 16, 2005, the court granted plaintiff’s motion to amend the complaint to add a claim for $10 million in punitive damages. On June 12, 2006, the Court dismissed the case, with prejudice, based upon the parties’ agreement to resolve the matter. Under the terms of the settlement agreement, the Company did not admit any liability and the Company’s insurance carrier agreed to pay plaintiff $60,000 in consideration of a complete general release.

In August 2004, plaintiffs purporting to represent a class of consumers who purchased tableware sold in the United States filed suit against Federated Department Stores, the May Department Stores Company, Waterford Wedgwood U.S.A. and Lenox, Incorporated in United States District Court for the Northern District of California. In November 2004, plaintiffs filed a consolidated amended complaint alleging that for the period beginning at least as early as May 1, 2001 through the filing of the amended complaint on November 12, 2004, defendants violated Section 1 of the Sherman Act by conspiring to fix prices and to boycott sales to Bed, Bath & Beyond. Plaintiffs seek to recover an undisclosed amount of damages, trebled in accordance with antitrust laws, as well as costs, attorney’s fees and injunctive relief. This matter is currently in the pre-trial discovery phase. The Court has set April 9, 2007 as the trial date.

The Company denies the allegations and claims of the case above and intends to defend the case vigorously. It is not possible at this time to estimate possible losses or a range of losses, if any, in this lawsuit. However, an adverse result could have a material adverse effect on the Company’s financial position, results of operations and/or cash flows.

In addition to the above lawsuit, the Company is involved in various legal proceedings, claims and governmental audits in the ordinary course of its business. The Company believes it has meritorious defenses to all proceedings, claims and audits. Management believes the impact, if any, of these legal proceedings would not be material to the results of operations, financial position or cash flows of the Company.

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

Item 4. Submission of Matters to a Vote of Security Holders

The following matters were submitted to a vote of security holders during the Company’s Annual Meeting of Stockholders held on May 17, 2006.

Description of Matter:

1.	Election of Directors

Director	Votes Cast For	Authority Withheld

Susan E. Engel	12,936,157	125,196
James E. Bloom	12,943,270	118,083
Charles N. Hayssen	12,940,574	120,779
Stewart M. Kasen	12,683,669	377,684
Reatha Clark King	12,727,878	333,475
Vin Weber	12,418,066	643,287

2.	Ratification of Deloitte & Touche LLP as independent registered public accounting firm.

For	Against	Abstain	Broker Non-Votes

12,990,062	68,224	3,067	0

Item 6.	Exhibits

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

11.1	Computation of net (loss) income per share*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LENOX GROUP INC

Date:	August 10, 2006	/s/ Susan E. Engel

Susan E. Engel
Chairwoman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date:	August 10, 2006	/s/ Timothy J. Schugel

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