Form 10-Q
period 2006-09-30
LENOX GROUP INC
filed 2006-11-09
CIK 902270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2006

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

Yes ☐      No ☒

As of October 27, 2006, 14,125,111 shares of the registrant’s common stock, par value $.01 per share, were outstanding.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

LENOX GROUP INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands)

	SEPTEMBER 30, 2006	DECEMBER 31, 2005	OCTOBER 1, 2005

ASSETS
Current assets:
Cash and cash equivalents	$429	$1,279	$1,728
Accounts receivable, net	121,360	55,563	128,801
Inventories	127,950	94,346	138,339
Deferred taxes	13,375	13,380	8,168
Income tax receivable	5,370	—	—
Other current assets	11,609	8,411	13,613
Current assets of discontinued operations	—	—	2,841

Total current assets	280,093	172,979	293,490

Property and equipment, net	70,300	71,428	90,781
Assets held for sale	5,508	17,018	—
Goodwill	18,195	53,769	58,183
Trademarks, net	122,718	121,971	109,951
Other intangibles, net	14,715	17,037	18,338
Marketable securities	1,963	2,449	2,349
Deferred taxes	—	—	4,818
Other assets	10,207	13,277	12,164
Noncurrent assets of discontinued operations	—	—	108

	$523,699	$469,928	$590,182

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$9,155	$10,000	$7,500
Borrowings on revolving credit facility	128,644	10,468	121,500
Accounts payable	55,158	31,270	39,043
Accrued compensation and benefits payable	11,135	16,538	17,046
Income tax payable	—	6,590	11,598
Severance and restructuring reserves	3,809	12,201	14,503
Other current liabilities	4,830	6,554	6,306
Current liabilities of discontinued operations	—	32	74

Total current liabilities	212,731	93,653	217,570

Deferred compensation obligation	1,984	2,489	2,353
Pension obligations	77,997	87,014	85,476
Postretirement obligations	29,304	28,560	28,218
Deferred taxes	233	1,424	—
Long-term debt	74,203	90,250	92,750
Other noncurrent liabilities	6,812	4,789	5,014
Commitments and contingencies (Note 13)
Stockholders’ equity	120,435	161,749	158,801

	$523,699	$469,928	$590,182

See notes to condensed consolidated financial statements.

LENOX GROUP INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share amounts)

	13 WEEKS ENDED SEPTEMBER 30, 2006	13 WEEKS ENDED OCTOBER 1, 2005	39 WEEKS ENDED SEPTEMBER 30, 2006	39 WEEKS ENDED OCTOBER 1, 2005

NET SALES	$154,035	$99,471	$342,249	$155,444
COST OF SALES	80,528	50,799	171,977	78,550

Gross profit	73,507	48,672	170,272	76,894

OPERATING EXPENSES:
Selling, general and administrative	60,546	29,494	170,852	54,352
Goodwill impairment	—	—	37,074	—

OPERATING INCOME (LOSS) FROM CONTINUING OPERATIONS	12,961	19,178	(37,654)	22,542

OTHER EXPENSE (INCOME):
Interest expense	4,802	1,623	11,809	1,737
Other, net	(4)	(468)	(75)	(746)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	8,163	18,023	(49,388)	21,551

INCOME TAX EXPENSE (BENEFIT)	2,776	6,564	(6,508)	7,834

INCOME (LOSS) FROM CONTINUING OPERATIONS	5,387	11,459	(42,880)	13,717

LOSS FROM DISCONTINUED OPERATIONS NET OF TAX	—	(397)	—	(1,165)

NET INCOME (LOSS)	$5,387	$11,062	$(42,880)	$12,552

NET INCOME (LOSS) PER SHARE – BASIC:
Income (loss) per share from continuing operations	$0.39	$0.84	$(3.12)	$1.00
Loss per share from discontinued operations	—	(0.03)	—	(0.08)

NET INCOME (LOSS) PER SHARE – BASIC	$0.39	$0.81	$(3.12)	$0.92

NET INCOME (LOSS) PER SHARE – ASSUMING DILUTION:
Income (loss) per share from continuing operations	$0.39	$0.84	$(3.12)	$0.99
Loss per share from discontinued operations	—	(0.03)	—	(0.08)

NET INCOME (LOSS) PER SHARE – ASSUMING DILUTION	$0.39	$0.81	$(3.12)	$0.91

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	13,758	13,688	13,743	13,661
ASSUMING DILUTION	13,795	13,713	13,743	13,786

See notes to condensed consolidated financial statements.

LENOX GROUP INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	39 WEEKS ENDED SEPTEMBER 30, 2006	39 WEEKS ENDED OCTOBER 1, 2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash used in operating activities	$(100,633)	$(49,608)
Net cash used in operating activities from discontinued operations	(32)	(1,446)

Net cash used in operating activities	(100,665)	(51,054)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(8,678)	(1,087)
Proceeds from sale of assets	10,340	110
Sale of available-for-sale securities	—	11,150
Acquisitions	(2,990)	(204,036)
Net cash used in investing activities from discontinued operations	—	(3)

Net cash used in investing activities	(1,328)	(193,866)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of common stock options	340	1,538
Payments of deferred financing fees	(397)	(10,125)
Excess tax benefits from stock-based compensation	7	—
Borrowings on revolving credit facility	118,176	121,500
Principal payments on capital leases	(91)	—
Purchases of treasury stock	—	(8)
Borrowings on long-term debt	—	100,000
Payments on long-term debt	(16,892)	—

Net cash provided by financing activities	101,143	212,905

NET DECREASE IN CASH AND CASH EQUIVALENTS	(850)	(32,015)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,279	33,743

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$429	$1,728

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION –
Depreciation expense from continuing operations	$9,269	$3,390
Intangible amortization expense	2,322	287
Cash paid (received) for:
Interest	10,614	570
Income taxes	2,227	(765)

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

The results of operations for the quarter and 39 weeks ended September 30, 2006 and October 1, 2005, respectively, are not necessarily indicative of the results for the full fiscal year. It is suggested that these financial statements be read in conjunction with the Consolidated Financial Statements and notes thereto included in the 2005 Annual Report on Form 10-K filed by Lenox Group Inc (the Company) with the Securities and Exchange Commission (SEC). Comprehensive income (loss) for the periods ended September 30, 2006 and October 1, 2005 was equivalent to reported net income (loss).

Reclassifications – Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications, as discussed below, had no impact on net income (loss) or retained earnings.

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting of the Impairment or Disposal of Long-Lived Assets (SFAS 144), the Company reclassified results of the discontinued operations of the Company’s Time to Celebrate business for all periods presented (see Note 5).

In connection with the process to finalize the purchase accounting for the Lenox acquisition (see Note 6), the Company identified certain costs that were classified differently on the Statement of Operations by Department 56 (the acquiring company) and Lenox (the acquired company). These costs, primarily related to costs to develop new product, product samples and sculpt product, had historically been recorded in Cost of Sales (in the Wholesale segment) by Department 56. In order to have consistent classification across the Company, the Company has reclassified these expenses to Selling, General and Administrative Expense (with product samples costs included in the Wholesale segment as a selling expense and new product development and sculpting costs included in the Corporate category as general and administrative expenses are generally not allocated to operating segments. See Note 14). As such, the Company’s disclosure of significant accounting policies as previously included in the notes to the Consolidated Financial Statements included in the 2005 Annual Report on Form 10-K filed by the Company with the SEC is revised as follows:

Cost of Sales – The Company’s cost of sales principally includes the cost of product purchased from manufacturers, cost of manufactured product, inbound and outbound freight cost, duties, royalties, provisions for excess and obsolete product, and costs to purchase, receive, inspect and warehouse certain product.

Selling, General and Administrative Expense – The Company’s selling, general and administrative expenses principally consist of expenses associated with the Company’s wholesale sales force and retail stores; costs to develop new product, product samples and sculpt product; costs to purchase, receive, inspect and warehouse certain product; corporate compensation and benefit expense; facilities expense; bad debt expense; marketing and advertising expense; and other general and administrative expenses.

Product Development Expense – The Company’s product development costs consist principally of salaries for internal creative talent, costs incurred in developing product samples, and royalties paid to outside artists. The Company expenses as incurred the salaries of creative talent and the cost to develop product samples and records these amounts in selling, general and administrative expense. The Company capitalizes into inventory the cost of royalties paid to outside artists and records it in cost of sales as the product is sold.

2.	New Accounting Standards

On July 13, 2006, Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 (FIN 48), was issued. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect that the adoption of FIN 48 will have on its consolidated results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157) to establish a consistent framework for measuring fair value and expand disclosures on fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect that the adoption of SFAS 157 will have on its consolidated results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 158 (SFAS 158), Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS 158 (i) requires the recognition of the funded status of a defined benefit plan in the statement of financial position, (ii) requires that changes in the funded status be recognized through comprehensive income and (iii) expands disclosures. The provisions of SFAS 158 are effective for the Company for year-end 2006 financial statements. The Company is currently evaluating the effect that the adoption of SFAS 158 will have on its consolidated results of operations and financial condition.

3.	Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123R (revised 2004), Share-Based Payment (SFAS 123R), which revised SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). This standard requires compensation costs related to share-based payment transactions to be recognized in the financial statements. The Company adopted the standard using the modified prospective transition method, which requires the application of the accounting standard to all share-based awards issued on or after the date of adoption and any outstanding share-based awards that were issued but not vested as of the date of adoption. Accordingly, the Company did not restate the financial information for 2005 as a result of the adoption.

Total stock-based compensation expense from continuing operations during the third quarter and 39 weeks ended September 30, 2006 was $401 and $1,138, respectively. The adoption of SFAS 123R in 2006 resulted in the recognition of incremental pre-tax stock-based compensation expense during the third quarter and 39 weeks ended September 30, 2006 of $68 and $127, respectively, and a decrease in net income of $43 and an increase in net loss of $80, respectively (the impact on basic and diluted earnings per share during the third quarter and 39 weeks ended September 30, 2006 was $0.00 and $0.01, respectively). The adoption also resulted in a reduction in cash flows from operating activities of $7 and an increase in cash flows from financing activities of $7 for the 39 weeks ended September 30, 2006. Additionally, upon adoption of SFAS 123R, the Company reclassified unearned compensation on non-vested restricted stock of $3,469 to additional paid-in capital. The cumulative effect adjustment for forfeitures related to non-vested restricted stock and options was not material.

Total stock-based compensation expense from continuing operations during the third quarter and 39 weeks ended October 1, 2005 was $349 and $459, respectively (which are included in the net income as reported figures in the table below). Prior to 2006, the Company applied APB 25 and the disclosure-only provisions of SFAS 123. The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensations during the third quarter and 39 weeks ended October 1, 2005.

	13 WEEKS ENDED OCTOBER 1, 2005	39 WEEKS ENDED OCTOBER 1, 2005

Net income:
As reported	$11,062	$12,552
Stock-based compensation, net of related tax effects	(295)	(1,270)

Pro forma	$10,767	$11,282

Net income per common share – basic:
As reported	$0.81	$0.92
Pro forma	0.79	0.83

Net income per common share – assuming dilution:
As reported	$0.81	$0.91
Pro forma	0.79	0.82

The Company estimates the fair values of each option using the Black-Scholes option-pricing model using the following assumptions:

	39 WEEKS ENDED SEPTEMBER 30, 2006	39 WEEKS ENDED OCTOBER 1, 2005

Risk-free interest rate	4.7% - 5.1%	3.8% - 3.9%
Expected dividend yield	0%	0%
Expected stock price volatility	49%	32%
Expected life (in years)	6	6

Stock Incentive Plans

As of September 30, 2006, the Company had incentive plans allowing the Company to grant options, stock appreciation rights, shares or performance units to employees, directors, officers, consultants and advisors. As of September 30, 2006, 163,827 shares were available for granting under the stock incentive plans.

Stock Options – Under the stock incentive plans, all employee options granted have an exercise price equal to the market value of the common stock at the date of grant, generally have a term of ten years and are exercisable at various times after the first anniversary date of the grant date.

A summary of the status of the Company’s stock option activity as of September 30, 2006 and changes during the 39 weeks then ended is presented below:

	2006

	Shares	Weighted Average Exercise Price	Weighted Remaining Contractual Life (Years)	Average Aggregate Intrinsic Value

Outstanding at beginning of year	2,207,191	$14.32
Granted	102,068	9.68
Exercised	(33,600)	10.08
Forfeited	(25,567)	15.77
Expired or Canceled	(154,314)	19.66

Outstanding at end of quarter	2,095,778	13.75	5.6	$10

Options exercisable at end of quarter	1,985,709	13.96	5.4	$0

The weighted-average grant date fair value of options granted during the 39 weeks ended September 30, 2006 and October 1, 2005 was estimated to be $5.14 and $5.29 per share, respectively. The total intrinsic value of options that were exercised during the 39 weeks ended September 30, 2006 and October 1, 2005 was $86 and $755, respectively. As of September 30, 2006, the total unrecognized compensation cost related to stock options was $420 and is expected to be recognized over a weighted average period of 0.9 years.

Cash received from option exercises during the 39 weeks ended September 30, 2006 and October 1, 2005 was $340 and $1,538, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $32 and $262 for the 39 weeks ended September 30, 2006 and October 1, 2005, respectively.

Performance- and Time- Vesting Restricted Stock – The Company granted 81,534 restricted shares of common stock to executive officers, directors and employees during the 39 weeks ended September 30, 2006. Under SFAS 123R, these shares are considered to be nonvested shares, as defined. Of these shares, 31,034 shares were performance-vesting and 50,500 shares were time-vesting. Performance-vesting shares may be earned and become vested in a specific percentage depending upon the extent to which the target performance is met as of the last day of the performance cycle. Time-vesting shares generally become vested after the duration of a specified period of time.

A summary of the status of the Company’s nonvested restricted stock activity as of September 30, 2006 and changes during the 39 weeks then ended is presented below:

	2006

	Shares	Grant Date Fair Value

Outstanding at beginning of year	312,282	$13.72
Granted	81,534	9.05
Exercised	(10,000)	12.52
Forfeited	(27,092)	13.65

Outstanding at end of quarter	356,724	12.66

As of September 30, 2006, the total unrecognized compensation cost related to non-vested restricted stock granted was $2.9 million. Of this amount, $1.6 million is expected to be recognized over a weighted average period of 1.0 years, and the remaining $1.3 million relates to the performance-vesting restricted stock for which target performance is not expected to be met and therefore the cost is not expected to be recognized. The total fair value of restricted stock vested during the 39 weeks ended September 30, 2006 and October 1, 2005 was $125 and $31, respectively.

4.	Income (Loss) per Common Share

Net income (loss) per common share is calculated by dividing net income (loss) by the weighted average number of shares outstanding during the period. Net income (loss) per common share assuming dilution reflects per share amounts that would have resulted had the Company’s dilutive outstanding stock options been converted to common stock. Restricted stock is considered outstanding on the date the stock becomes vested when computing net income (loss) per common share – basic. Restricted stock, to the extent it is probable that the stock will become vested, is considered outstanding on the grant date when computing net income (loss) per common share – assuming dilution. For the 39 weeks ended September 30, 2006, all options and unvested restricted stock were considered anti-dilutive and excluded from the computation of common equivalent shares because the Company reported a net loss.

5.	Discontinued Operations

In October 2005, the Company committed to a plan to cease operations of its Time to Celebrate business. Time to Celebrate ceased operations in December 2005, and, in accordance with SFAS 144, the Company has reclassified Time to Celebrate’s results into discontinued operations for all periods presented. Prior to being classified as discontinued operations, Time to Celebrate’s operating results had been presented in the Company’s Retail segment. Time to Celebrate’s sales for the third quarter and 39 weeks ended September 30, 2006 was $0 compared to $408 and $1,360 during the third quarter and 39 weeks ended October 1, 2005, respectively.

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

Goodwill recorded as part of the initial purchase price allocation was $16.7 million at December 31, 2005. During the first eight months of 2006, finalization of the purchase price allocation resulted in cumulative adjustments of $1.5 million, which increased this amount to $18.2 million. The $1.5 million increase in goodwill was primarily due to further adjustments of preliminary valuations of the acquired tangible assets and assumed liabilities.

The following condensed consolidated financial results of operations are presented comparing actual third quarter and 39 weeks ended September 30, 2006 results to pro forma third quarter and 39 weeks ended October 1, 2005 results (with the pro forma information assuming that the acquisition described above had been completed at the beginning of each 2005 period presented):

	13 Weeks Ended		39 Weeks Ended

	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005

Net sales	$154,035	$161,270	$342,249	$387,570
Goodwill impairment	—	—	37,074	—
Income (loss) from continuing operations	5,387	3,522	(42,880)	(6,913)
Net income (loss)	5,387	3,522	(42,880)	(6,913)

Income (loss) per share from continuing operations
Basic	$0.39	$0.26	$(3.12)	$(0.51)
Assuming dilution	0.39	0.26	(3.12)	(0.51)

Weighted average shares outstanding
Basic	13,758	13,688	13,743	13,661
Assuming dilution	13,795	13,713	13,743	13,661

The actual third quarter and 39 weeks ended September 30, 2006 results above include a net positive purchase accounting adjustment of $0.0 million and $3.5 million, respectively, as a result of the requirement to value Lenox inventory at its estimated selling price less cost of disposal at the opening balance sheet date.

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

Willitts Acquisition

Effective May 1, 2006, the Company completed its acquisition of certain assets and the assumption of certain liabilities of Willitts Design International, Inc. (Willitts), a California-based designer and wholesaler of collectible and home décor products. The acquisition of the Willitts product lines, which include Thomas Blackshear’s Ebony Visions and Possible Dreams, added a broad range of diversity and contemporary expression to the Company’s product portfolio. The cash purchase price, which is based primarily upon the historical cost of the assets acquired less the obligations assumed as of the closing date, was $3.0 million. In addition to the cash purchase price, the Company may be required to make additional payments contingent on performance through 2009.

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

The Company continues to list the assets associated with the Pomona facility for sale. As of October 3, 2006, the Company has entered into an agreement to sell the facility to a third party (see Note 15). The assets are listed on the balance sheet as held for sale at their carrying amount, which is the lesser of carrying value or fair value less expected selling costs, in the cumulative amount of $5.5 million.

8.	Severance and Restructuring Costs

In connection with the acquisition of Lenox, the Company assumed severance reserves related to plant closings, retail store closings and general restructurings that took place prior to the Company’s acquisition of Lenox. At September 1, 2005, the acquisition date, the Company accrued additional amounts related to an additional plant closing, retail store closings and general restructurings that were planned as part of the acquisition. During the third quarter of 2006, the Company finalized these plans, which resulted in an adjustment of $0.6 million to these reserves.

The table below shows a reconciliation of the severance and restructuring reserve activity as of September 30, 2006:

	Plant Closings		Retail Store Closings	General Restructuring	Total
	Severance	Other	Severance	Severance	Reserves

Balance, December 31, 2005	$3,694	$2,609	$1,793	$4,105	$12,201
Adjustment	—	—	—	600	600
Incurred	(3,419)	(736)	(1,651)	(3,186)	(8,992)

Balance, September 30, 2006	$275	$1,873	$142	$1,519	$3,809

9.	Concentrations

At September 30, 2006, one customer accounted for approximately 15% of the Company’s total accounts receivable. For the quarter ended and 39 weeks ended September 30, 2006, this same customer accounted for approximately 17% and 16%, respectively, of the Company’s total net sales.

10.	Inventories

Inventories from continuing operations were comprised of:

	September 30, 2006	December 31, 2005	October 1, 2005

Raw materials	$4,112	$4,038	$5,676
Work-in-process	5,224	6,442	11,823
Finished goods	118,614	83,866	120,840

Total inventories	$127,950	$94,346	$138,339

Certain of the Company’s manufacturing flatware and giftware utilize fine silver as its principal raw material. The Company has a precious metals consignment arrangement with a major financial institution whereby the Company currently has the ability to obtain up to $9.0 million in consigned inventory to use in the manufacture of such products. As required by the terms of the consignment agreement, the Company does not take title to consigned inventory until product is sold. Accordingly, the Company does not include the value of consigned inventory or the corresponding liability in the financial statements. The value of consigned inventory as of September 30, 2006, December 31, 2005 and October 1, 2005 was $6.0, $3.8, and $4.1 million, respectively. The consignment does not have a stated term, and may therefore be terminated by the Company upon one week’s notice to the financial institution or by the financial institution upon 90 days written notice to the Company. Additionally, the Company expensed consignment fees related to this agreement of $0.1 million and $0.0 million for the quarter ended September 30, 2006 and October 1, 2005, respectively, and $0.2 million and $0.1 million for the 39 weeks ended September 30, 2006 and October 1, 2005, respectively.

11.	Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill as of September 30, 2006 by segment were as follows:

	Wholesale	Retail	Direct	Other*	Consolidated

Balance at December 31, 2005	$37,074	—	—	$16,695	$53,769
Allocation of acquired goodwill	16,695	—	—	(16,695)	—
Adjustment to acquired goodwill	1,500	—	—	—	1,500
Goodwill impairment	(37,074)	—	—	—	(37,074)

Balance at September 30, 2006	$18,195	—	—	—	$18,195

* In the third quarter of 2006, the Company allocated the goodwill acquired in connection with the purchase of Lenox to the Lenox Wholesale reporting unit.

During the second quarter, the Company re-forecast its 2006 Gift and Specialty channel sales within the Department 56 wholesale reporting unit. The Company also experienced a decline in the quoted market price of its stock in the second quarter. Given these events, the Company determined it was more likely than not that a reduction of the fair value of the Department 56 wholesale reporting unit may have occurred. As a result, the Company completed a review of the Department 56 wholesale reporting unit goodwill in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142). Based on the results of this analysis, the Company recorded an impairment charge of $37.1 million to write-down the goodwill related to the Department 56 wholesale reporting unit. The fair value of that reporting unit was estimated using the expected present value of future cash flows. The impairment charge will result in no future cash expenditures.

Intangible assets, other than goodwill, are comprised of the following:

	September 30, 2006			December 31, 2005			October 1, 2005

	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net

Finite-life intangible assets
Customer relationships	$15,300	$(1,789)	$13,511	$15,300	$(551)	$14,749	$15,300	$(138)	$15,162
Favorable lease interests	2,542	(1,748)	794	2,542	(770)	1,772	2,669	(44)	2,625
Non-compete agreements	2,705	(2,295)	410	2,705	(2,189)	516	2,705	(2,154)	551

Indefinite-life intangible assets
Trademarks	126,857	(4,139)	122,718	126,110	(4,139)	121,971	114,090	(4,139)	109,951

Total Intangibles	$147,404	$(9,971)	$137,433	$146,657	$(7,649)	$139,008	$134,764	$(6,475)	$128,289

Intangible asset amortization expense for the third quarter and 39 weeks ended September 30, 2006 was $582 and $2,322, respectively, compared to $217 and $287 for the third quarter and 39 weeks ended October 1, 2005, respectively. The increase in amortization expense for the third quarter and 39 weeks ended September 30, 2006 was the result of the Lenox acquisition. Expected future amortization expense for finite-lived intangible assets is as follows:

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

12.	Benefit Plans

Components of net periodic benefit cost for the third quarter ended September 30, 2006 were as follows:

	Pension Benefits	Medical and Life Insurance Benefits

Service cost	$1,196	$213
Interest cost	2,379	354
Expected return on assets	(2,363)	—
Amortization of gain	(66)	—

Net periodic pension expense	$1,146	$567

Components of net periodic benefit cost for the 39 weeks ended September 30, 2006 were as follows:

	Pension Benefits	Medical and Life Insurance Benefits

Service cost	$3,588	$639
Interest cost	7,137	1,062
Expected return on assets	(7,089)	—
Amortization of gain	(198)	—

Net periodic pension expense	$3,438	$1,701

13.	Commitments and Contingencies

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

The Company denies the allegations and claims of the case above and intends to defend the case vigorously. It is not possible at this time to estimate possible losses, if any, in this lawsuit. However, an adverse result could have a material adverse effect on the Company’s financial position, results of operations and/or cash flows.

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

(In thousands)	13 WEEKS ENDED SEPTEMBER 30, 2006	% of Net Sales	13 WEEKS ENDED OCTOBER 1, 2005	% of Net Sales	39 WEEKS ENDED SEPTEMBER 30, 2006	% of Net Sales	39 WEEKS ENDED OCTOBER 1, 2005	% of Net Sales

WHOLESALE:
Net sales	$117,959	100	$78,898	100	$240,434	100	$131,971	100
Gross profit	50,561	43	35,462	45	103,393	43	61,657	47
Selling expenses	12,424	11	6,765	9	32,122	13	14,526	11
Goodwill impairment	—	—	—	—	37,074	15	—	—
Operating income from continuing operations	38,137	32	28,697	36	34,197	14	47,131	36

RETAIL:
Net sales	$14,333	100	$11,857	100	$41,040	100	$14,757	100
Gross profit	7,445	52	7,542	64	25,604	62	9,571	65
Selling expenses	7,684	54	4,671	39	24,106	59	7,773	53
Operating (loss) income from continuing operations	(239)	(2)	2,871	24	1,498	4	1,798	12

DIRECT:
Net sales	$21,743	100	$8,716	100	$60,775	100	$8,716	100
Gross profit	15,501	71	5,667	65	41,275	68	5,667	65
Selling expenses	12,339	57	4,150	48	31,900	53	4,150	48
Operating income from continuing operations	3,162	15	1,517	17	9,375	15	1,517	17

CORPORATE:
Unallocated general and administrative expenses	$28,099		$13,907		$82,724		$27,904

CONSOLIDATED:
Net sales	$154,035	100	$99,471	100	$342,249	100	$155,444	100
Operating income (loss) from continuing operations	12,961	8	19,178	19	(37,654)	(11)	22,542	15

15.	Subsequent Events

On October 3, 2006, the Company entered into an agreement of sale with BTR Capital Fund II LLC for the sale of the Company’s factory in Pomona, New Jersey for $7.0 million, subject to a 45-day buyer due diligence period. Pursuant to the sale agreement, the Company agreed to lease back from the buyer 31,500 square feet for a retail store for an initial term of five years, subject to earlier termination or renewal for two additional five year terms. The Company also agreed to lease back on a six month basis, with two six month renewal terms, 55,000 square feet for the manufacturing of sterling silver products, 19,700 square feet for its technical center and 14,000 square feet for customer service offices. Closing of this sale is expected to take place on or before December 30, 2006.

On October 31, 2006, the Company announced that it will freeze the Lenox non-union defined benefit pension plan and increase its matching 401(k) contribution rate for those employees to a maximum of four percent of salary, effective January 2007. Legacy non-union Lenox employees also will now be eligible for the Company’s profit-sharing plan. This pension plan, acquired as part of the Lenox acquisition in 2005, covers about 2,200 current and former employees. In addition, postretirement health-care benefits for Lenox non-union employees retiring after December 31, 2006 will no longer be available. As a result of the pension-plan change, no future benefits will accrue under the pension plan, but pension benefits earned through December 31, 2006 will be available to legacy Lenox employees when they retire under the terms of the plan. The changes to the pension plan do not affect current Lenox retirees or former employees with vested benefits.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

This Item should be read in conjunction with the segment financial table presented in Note 14 to the Condensed Consolidated Financial Statements in this Form 10-Q. Other components of the Condensed Consolidated Statement of Operations which are classified below income from operations (i.e. interest expense, provision for income taxes, etc.) are not allocated by segment and are discussed separately.

Comparison of Results of Operations for the Quarter Ended September 30, 2006 to the Quarter Ended October 1, 2005.

Wholesale

Net sales increased $39.1 million, or 50%, to $118.0 million in the third quarter of 2006 from $78.9 million in the third quarter of 2005. The increase in revenue was principally due to the acquisition of Lenox in September 2005 (the Acquisition) as well as an increase in Department 56 brand sales of $0.6 million. The Company owned the Lenox wholesale business for only one month during the third quarter of 2005 compared to the full three months during the third quarter of 2006.

Gross profit as a percentage of net sales was 43% and 45% in the third quarter of 2006 and 2005, respectively. Gross profit in the third quarter of 2005 was negatively impacted by two percentage points on net sales due to a $1.4 million purchase accounting amortization charge related to the write-up of Lenox inventory to its estimated selling price less cost of disposal under the purchase method of accounting on the opening balance sheet date. In addition, gross profit as a percentage of net sales was lower in 2006 because the acquired Lenox wholesale business (which typically generates lower gross margin percentages compared to the legacy Department 56 wholesale business because it primarily sells to national customers with higher discounts) represented a larger portion of revenue in 2006 compared to 2005 as indicated above.

Selling expenses were $12.4 million, or 11% of sales, in the third quarter of 2006 compared to $6.8 million, or 9% of sales, in the third quarter of 2005. The increase in selling expenses was principally due to the Acquisition, while the increase in selling expense as a percentage of sales was due to the timing of the Acquisition. The Company has historically generated lower selling expense as a percentage of sales in September when compared to the rest of the period because September has higher sales. Since the 2005 results only included the month of September, selling expense as a percentage of sales was lower in 2005 than in 2006.

Operating income from continuing operations was $38.1 million in the third quarter of 2006 compared to $28.7 million in the third quarter of 2005. The increase in operating income from continuing operations was principally due to the Acquisition.

Retail

Net sales increased $2.4 million to $14.3 million in the third quarter of 2006 from $11.9 million in the third quarter of 2005, reflecting the impact of the Acquisition. Same-store sales (including stores added as a result of the Acquisition which are compared against pre-acquisition results) decreased by 2.2%. The decrease in same store sales was due to Lenox comparable stores in the prior year running aggressive promotions in conjunction with the non-comparable stores that were going to be closed at the end of the holiday selling season.

Gross profit as a percentage of net sales was 52% and 64% in the third quarter of 2006 and 2005, respectively. During the third quarter of 2005, the Company was running store closing sales related to the closing of 31 stores operated under the Lenox trade name. The impact of this activity normally would have resulted in lower gross margins for the Lenox retail business; however, this was offset by the requirement to value Lenox inventory at its estimated selling price less cost of disposal under the purchase method of accounting on the opening balance sheet date. The impact of this purchase accounting adjustment was approximately $0.7 million during the third quarter of 2005, which increased gross profit as a percentage of sales by seven percentage points on net sales for the third quarter of 2005. In addition, gross profit as a percentage of net sales was lower in 2006 because the acquired Lenox outlet retail stores (which typically carry lower gross profit percentages then stores operated under the Department 56 trade name) represented a larger portion of revenue in 2006 compared to 2005. A full quarter of results from the Lenox retail stores were in the Company’s third quarter of 2006 compared to only one month of results in the third quarter of 2005.

Selling expenses were $7.7 million or 54% of sales in the third quarter of 2006 compared to $4.7 million or 39% of sales in the third quarter of 2005. The increase in selling expenses (including the increase in selling expense as a percentage of sales) was primarily due to the Acquisition. During the one month that the acquired Lenox stores were included in the Company’s third quarter of 2005 results, the Company increased sales due to the aggressive promotions that were run to liquidate merchandise in anticipation of the outlet store closings. This increase in sales had the effect of reducing selling expense as a percentage of sales.

Operating loss from continuing operations was $0.2 million in the third quarter of 2006 compared to operating income from continuing operations of $2.9 million in the third quarter of 2005. The decrease in operating income from continuing operations was principally due to the decrease in gross profit percentage and an increase in selling expenses described above.

Direct

Net sales increased $13.0 million to $21.7 million in the third quarter of 2006 from $8.7 million in the third quarter of 2005. The increase in revenue was due to the Acquisition. The Company owned the direct business for only one month during the third quarter of 2005, compared to the full three months during the third quarter of 2006.

Gross profit as a percentage of net sales was 71% and 65% in the third quarter of 2006 and 2005, respectively. Gross profit in the third quarter of 2005 was negatively impacted by seven percentage points on net sales due to a $0.6 million purchase accounting amortization charge related to the write-up of Lenox inventory to its estimated selling price less cost of disposal under the purchase method of accounting on the opening balance sheet date.

Selling expenses were $12.3 million, or 57% of sales, in the third quarter of 2006 compared to $4.2 million, or 48% of sales, in the third quarter of 2005. The increase in selling expenses was primarily due to the Acquisition. The Company owned the direct business for only one month during the third quarter of 2005 compared to the full three months during the third quarter of 2006. The increase in selling expense as a percentage of sales was due to the timing of the Acquisition. The Company has historically generated lower selling expense as a percentage of sales in September when compared to the rest of the period because September has higher sales. Since the 2005 results only included the month of September, selling expense as a percentage of sales was lower in 2005 than in 2006.

Operating income from continuing operations was $3.2 million in the third quarter of 2006 compared to $1.5 million in the third quarter of 2005. The increase in operating income from continuing operations was principally due to the Acquisition. The Company owned the direct business for only one month during the third quarter of 2005 compared to the full three months during the third quarter of 2006.

Corporate

General and administrative expenses were $28.1 million in the third quarter of 2006 compared to $13.9 million in 2005, reflecting the impact of the Acquisition.

Provision for Income Taxes

The effective income tax rate was 34% in the third quarter of 2006 compared to 36% in the third quarter of 2005. The effective income tax rate during both periods was impacted by the reversal of prior year tax accruals that were no longer necessary ($0.4 million and $0.3 million in the third quarter of 2006 and 2005, respectively).

Comparison of Results of Operations for the 39 Weeks Ended September 30, 2006 to the 39 Weeks Ended October 1, 2005.

Wholesale

Net sales increased $108.5 million, or 82%, to $240.4 million in 2006 from $132.0 million in 2005. The increase in revenue was principally due to the Acquisition offset by a decrease in Department 56 branded sales of $13.3 million. The Company owned the Lenox wholesale business for only one month during the first nine months of 2005 compared to the full nine months during 2006. The decrease in Department 56 branded sales was principally due to the timing of receipt of product from manufacturers overseas as well as the continued softness experienced in the Gift and Specialty channel.

Gross profit as a percentage of net sales was 43% and 47% in the first nine months of 2006 and 2005, respectively. Gross profit in the first nine months of 2005 was negatively impacted by one percentage point on net sales due to a $1.4 million purchase accounting amortization charge related to the write-up of Lenox inventory to its estimated selling price less cost of disposal under the purchase method of accounting on the opening balance sheet date. In addition, gross profit as a percentage of net sales was lower in 2006 because the acquired Lenox wholesale business (which typically generates lower gross margin percentages compared to the legacy Department 56 wholesale business because it primarily sells to national customers with higher discounts) represented a larger portion of revenue in 2006 compared to 2005 as indicated above.

Selling expenses were $32.1 million, or 13% of sales, in 2006 compared to $14.5 million, or 11% of sales, in 2005. The increase in selling expenses was principally due to the Acquisition, while the increase in selling expense as a percentage of sales was due to the timing of the Acquisition. The Company has historically generated lower selling expense as a percentage of sales in September when compared to the rest of the period because September has higher sales. Since the 2005 results only included the month of September, selling expense as a percentage of sales was lower in 2005 than in 2006.

In the second quarter of 2006, a goodwill impairment charge of $37.1 million was recorded to write-down the goodwill related to the Department 56 wholesale reporting unit. See Note 11 to the Condensed Consolidated Financial Statements in this Form 10-Q.

Operating income from continuing operations was $34.2 million in 2006 compared to $47.1 million for in 2005. The decrease in operating income from continuing operations was principally due to the $37.1 million goodwill impairment offset by increased operating income due to the Acquisition as described above.

Retail

Net sales increased $26.2 million to $41.0 million in 2006 from $14.8 million in 2005, reflecting the impact of the Acquisition. Same-store sales (including stores added as a result of the Acquisition which are compared against pre-acquisition results) decreased by 0.6%.

Gross profit as a percentage of net sales was 62% and 65% in the first nine months of 2006 and 2005, respectively. During the last four months of 2005 and the first quarter of 2006, the Company was running store closing sales related to the closing of 31 stores operated under the Lenox trade name. The impact of this activity normally would have resulted in lower gross margins for the Lenox retail business; however, this was offset by the requirement to value Lenox inventory at its estimated selling price less cost of disposal under the purchase method of accounting on the opening balance sheet date. The impact of this purchase accounting adjustment was approximately $4.5 million during the first nine months of 2006 and $0.7 million during the first nine months of 2005, which increased gross profit as a percentage of sales by 11 percentage points on net sales and five percentage points on net sales for the first nine months of 2006 and 2005, respectively. In addition, gross profit as a percentage of net sales was lower in 2006 because the acquired Lenox outlet retail stores (which typically carry lower gross profit percentages then stores operated under the Department 56 trade name) represented a larger portion of revenue in 2006 compared to 2005. The 2006 results included nine months of results from the Lenox retail stores whereas the 2005 results included only one month of results.

Selling expenses were $24.1 million or 59% of sales in 2006 compared to $7.8 million or 53% of sales in 2005. The increase in selling expenses (including the increase in selling expense as a percentage of sales) was primarily due to the Acquisition. During the one month that the acquired Lenox stores were included in the Company’s 2005 results, the Company increased sales due to the aggressive promotions that were run to liquidate merchandise in anticipation of the outlet store closings. This increase in sales had the effect of reducing selling expense as a percentage of sales.

Operating income from continuing operations was $1.5 million in 2006 compared to $1.8 million in 2005.

Direct

Net sales increased $52.1 million to $60.8 million in 2006 from $8.7 million in 2005. The increase in revenue was due to the Acquisition. The Company owned the direct business for only one month during the first nine months of 2005, compared to the full nine months of 2006.

Gross profit as a percentage of net sales was 68% and 65% in the first nine months of 2006 and 2005, respectively. Gross profit in both periods was impacted by purchase accounting amortization charges related to the write-up of Lenox inventory to its estimated selling price less cost of disposal under the purchase method of accounting on the opening balance sheet date. The impact of these charges to gross profit in the first nine months of 2006 was $1.2 million, or two percentage points on net sales. The impact of these charges to gross profit in the first nine months of 2005 was $0.6 million, or seven percentage points on net sales.

Selling expenses were $31.9 million, or 53% of sales, in 2006 compared to $4.2 million, or 48% of sales, in 2005. The increase in selling expenses was primarily due to the Acquisition. The Company owned the direct business for only one month during the first nine months of 2005, compared to the full nine months of 2006. The increase in selling expense as a percentage of sales was due to the timing of the Acquisition. The Company has historically generated lower selling expense as a percentage of sales in September when compared to the rest of the period because September has higher sales. Since the 2005 results only included the month of September, selling expense as a percentage of sales was lower in 2005 than in 2006.

Operating income from continuing operations was $9.4 million in 2006 compared to $1.5 million in 2005. The increase in operating income from continuing operations was principally due to the Acquisition. The Company owned the direct business for only one month during the first nine months of 2005, compared to the full nine months of 2006.

Corporate

General and administrative expenses were $82.7 million in 2006 compared to $27.9 million in 2005, primarily reflecting the impact of the Acquisition.

Provision for Income Taxes

The effective income tax rate was 13% during the first nine months of 2006 compared to 36% during the first nine months of 2005. The decrease in the effective income tax rate was principally due to the goodwill impairment (which is primarily non-tax deductible).

SEASONALITY

The Company is highly seasonal. It has historically recorded its highest Wholesale segment sales during the third and fourth quarters of each year as wholesale customers stock merchandise in anticipation of the holiday season. In addition, the Company records its highest Retail and Direct segment sales in the fourth quarter during the peak holiday shopping season. However, the Company can experience fluctuations in quarterly sales and related net income compared with the prior year due to the timing of receipt of product from suppliers and subsequent shipment of product from the Company to customers, as well as the timing of orders placed by customers. Due to the seasonality of segment sales as indicated above, the Company has historically operated at a loss during the first nine months of the fiscal year. The Company is not managed to maximize quarter-to-quarter results, but rather to achieve annual objectives designed to achieve long-term growth consistent with the Company’s business strategy.

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

Although the Company uses significant amounts of cash from operations during the first nine months of its fiscal year, it has historically generated positive cash from operations on an annual basis (after significant amounts of cash are collected in the fourth quarter as described above). The timing of cash payments to suppliers of inventory, the ability to ship inventory to its customers, and the timing of cash receipts from its customers will impact the Company’s borrowing base capacity. The Company monitors accounts receivable, inventory levels and shipment of product on a routine basis to ensure adequate borrowing base capacity exists to fund its current working capital needs. Based on current forecasted levels of operations, the Company believes its funds generated from operations and its revolving credit facility will be sufficient to finance any future working capital needs, capital expenditures or contractual obligations through the end of the fiscal year.

Cash Flows from Operations

Net cash used in operating activities increased $49.6 million from $51.1 million used during the first nine months of 2005 to $100.7 million used during the first nine months of 2006. The increase in cash used in operating activities was principally due to the seasonal working capital requirements of the acquired Lenox business, $9.0 million in payments of severance and restructuring costs accrued as part of the Acquisition and $8.2 million of payments in pension and postretirement expenses.

Cash Flows from Investing Activities

Capital expenditures in the first nine months of 2006 were $8.7 million compared to $1.1 million in the prior year. The increase in capital expenditures was principally related to the consolidation of the Lenox wholesale and direct businesses into a newly renovated office facility in Bristol, Pennsylvania, costs associated with the opening of the Company’s new concept stores, and manufacturing and technology infrastructure expenditures.

In the second quarter of 2006, the Company completed the acquisition of Willitts for $3.0 million and in the third quarter of 2005 the Company completed the acquisition of Lenox for $204.0 million (see Note 6 to the Condensed Consolidated Financial Statements in this Form 10-Q).

In the second quarter of 2006, the Company received $9.9 million in net proceeds from the sale of the Langhorne, Pennsylvania facility. During the first nine months of 2005, the Company received net proceeds from the sale of available-for-sale securities of $11.2 million.

Cash Flows from Financing Activities

Under the terms of its credit facility, the Company is required to use the proceeds of any asset sales to pay down long-term debt. As a result, the Company used the proceeds from the sale of its facility in Langhorne, Pennsylvania to pay down $9.9 million in long-term debt. In addition, the Company made contractual scheduled payments on its long-term debt of $2.5, $2.2 and $2.2 million in the first, second and third quarters, respectively. The Company also borrowed $118.2 million under its revolving credit facility in the first nine months of 2006 to fund its operating and investing activities.

The revolving credit facility provides for borrowings up to $175.0 million, which may be in the form of letters of credit and revolving credit loans. Borrowings under the revolving credit facility are subject to certain borrowing base limitations, and the Company’s borrowing capacity fluctuates during the year based upon accounts receivable and inventory levels. The Company’s borrowing capacity under the revolving credit facility as of September 30, 2006, was $158.0 million, of which $25.1 million was available for additional borrowings or letters of credit at such date.

During the first nine months of 2006, the Company entered into amendments to its revolving credit facility and term loan facility. The amendments were entered into in connection with the Company’s intention to sell its manufacturing facility located in Pomona, New Jersey and its distribution/office facility located in Langhorne, Pennsylvania. Pursuant to the amendments, the lenders granted the Company limited consent to sell the facilities, provided that 100% of the net cash proceeds of such sales are used to repay a portion of the indebtedness with respect to the term loan facility. The amendments also adjusted the maximum leverage ratios and interest coverage ratios set forth in the credit facility agreements and required the payment of an amendment fee of $0.4 million. In addition, the amendment to the term loan facility increased the applicable margin by 0.25% to 2.75% for Alternate Base Rate loans and to 3.75% for Adjusted LIBOR Rate loans.

The credit facilities (as amended) also require maintenance of minimum levels of interest coverage and maximum levels of leverage, in each case at the end of each fiscal quarter. The minimum interest coverage ratio (as defined within the credit facility agreements) requires the Company to maintain a minimum ratio of Consolidated EBITDA (as defined within the credit facility agreements) to interest expense over a 12-month period ending on each fiscal quarter. The minimum ratio to be maintained at each quarter-end over the term of the facilities is defined within the credit facility agreements and ranges from 2.35:1.0 to 3.75:1.0. The maximum leverage ratio (as defined within the credit facility agreements) requires the Company to maintain a maximum ratio of debt (as measured at the end of each fiscal quarter) to Consolidated EBITDA over a 12-month period ending on each fiscal quarter. The maximum leverage ratio to be maintained at each quarter-end over the term of the facilities is defined within the credit facility agreements and ranges from 2.0:1.0 to 5.75:1.0. As of September 30, 2006, the Company’s interest coverage ratio was 2.53:1.0 (compared to the minimum allowed for the period of 2.40:1.0), the leverage ratio was 5.41:1.0 (compared to the maximum allowed for the period of 5.75:1.0) and the Company was in compliance with all material conditions and covenants under the credit facilities. The goodwill impairment charge recorded in the second quarter of 2006 was non-cash in nature and did not affect the Company’s liquidity or result in non-compliance with respect to any of its credit facility covenants.

The Company utilized its cash on hand and the acquisition financing during the first nine months of 2005 to fund its operating and investing activities during that period.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

As of September 30, 2006, the Company is obligated to make cash payments in connection with its debt obligations, operating leases, purchase obligations and royalty guarantees in the amounts listed below. The Company has no unrecorded obligations other than the items noted in the following table:

	Payments Due (in thousands)

	2006 (Q4)	2007	2008	2009	2010	Thereafter	Total

Revolving Credit Facility[1,2]	—	—	—	—	$128,644	—	$128,644
Long-term Debt[2,3]	$2,246	$8,985	$8,985	$8,985	8,985	$44,922	83,108
Operating Leases	4,060	13,621	11,417	10,033	7,903	33,123	80,157
Purchase Commitments[4]	47,315	—	—	—	—	—	47,315
Royalty Guarantees[5]	489	517	174	30	—	—	1,210

Total	$54,110	$23,123	$20,576	$19,048	$145,532	$78,045	$340,434

[1]

The Company’s borrowings under the revolving credit facility are classified as current liabilities on the Consolidated Balance Sheets in accordance with Emerging Issues Task Force Issue No. 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement.

[2]

In addition to the principal payments on debt included in the summary of significant contractual obligations, the Company will incur interest expense on outstanding variable rate debt. All amounts outstanding under the revolving and term loan credit facilities are variable interest rate debt with weighted average interest rates as of September 30, 2006 of 7.90% and 9.08%, respectively.

[3]

Long term debt does not include the $250 in principal amount of conditional notes payable to the Maryland Department of Business and Economic Development and the County Commissioners of Washington County, Maryland as the principal of these notes may be fully or partially forgiven if the Company meets certain levels of employment at the Hagerstown, Maryland distribution facility.

[4]	The Company is committed to pay suppliers of product under the terms of open purchase orders issued in the normal course of business.

[5]	The Company is committed to pay licensors under the terms of license agreements entered into in the normal course of business.

Other than noted in the above table, there were no other material changes in contractual obligations from those disclosed in the Company’s 2005 Annual Report on Form 10-K.

CRITICAL ACCOUNTING POLICIES

There were no material changes in the Company’s critical accounting policies from those described in the Company’s 2005 Annual report of Form 10-K (as modified by the Company’s Form 10-Q for the quarter ended July 1, 2006).

FORWARD-LOOKING STATEMENTS

Any conclusions or expectations expressed in, or drawn from, the statements in this filing concerning matters that are not historical corporate financial results are “forward-looking statements”, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. These statements are based on management’s estimates, assumptions and projections as of today and are not guarantees of future performance. Such risks and uncertainties that could affect performance include, but are not limited to, the ability of the Company to: (1) integrate Lenox into its business; (2) achieve revenue and cost synergies; (3) obtain sufficient financing for working capital needs; and (4) generate cash flow to pay off debt. Actual results may vary materially from forward-looking statements and the assumptions on which they are based. The Company undertakes no obligation to update or publish in the future any forward-looking statements. Please read the risk factors set out in Item 1A and Item 7 in the Company’s 2005 Annual Report on Form 10-K, which are incorporated herein by reference and applicable to the forward-looking statements set forth herein.

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

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in applicable rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

The Company denies the allegations and claims of the case above and intends to defend the case vigorously. It is not possible at this time to estimate possible losses, if any, in this lawsuit. However, an adverse result could have a material adverse effect on the Company’s financial position, results of operations and/or cash flows.

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

11.1	Computation of net income (loss) per share*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LENOX GROUP INC

Date:	November 9, 2006	/s/ Susan E. Engel

Susan E. Engel
Chairwoman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date:	November 9, 2006	/s/ Timothy J. Schugel

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