Form 10-K
period 2006-12-30
LENOX GROUP INC
filed 2007-03-15
CIK 902270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 30, 2006
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________.

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2006 (the last trading day of the registrant’s most recently completed second fiscal quarter) was $97,052,089 (based on the closing price of the registrant’s Common Stock as reported on the New York Stock Exchange on June 30, 2006).

Number of Shares of Common Stock, par value $.01 per share, outstanding as of March 2, 2007: 14,073,672.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement for the 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K (the “2007 Proxy Statement”) are incorporated by reference in Part III.

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

Recent Developments

On January 5, 2007, the Company announced that Susan E. Engel, the Company’s Chief Executive Officer, Chairwoman of the Board and a director, had stepped down from these positions, effective immediately. Concurrent with this announcement, Stewart Kasen, Lead Director, was elected as Chairman of the Board. The Company also announced that Marc L. Pfefferle, a partner at Carl Marks Advisory Group, LLC (CMAG), was elected as interim Chief Executive Officer.

Mr. Pfefferle and his team from CMAG, along with Company personnel, are assessing the Company’s current business model. A significant component of this assessment includes analyzing the impact of last year’s strategic plan to: a) expand channels of distribution, and b) expand product offerings to include year-round gift products. The goal of this assessment is to validate the current strategic direction or recommend new initiatives to improve financial performance.

On February 9, 2007, the Company entered into waivers and amendments to the revolving credit facility and the term loan credit facility in connection with the Company’s noncompliance with the financial covenants under the credit agreements for the period ended December 30, 2006. Pursuant to the waivers and amendments, the lenders granted the Company a limited waiver of noncompliance through and including April 30, 2007, and temporarily amended the agreements to adjust the leverage ratio and interest coverage ratio levels for the first quarter of 2007. In addition, the amendment to the term loan facility increased the applicable margin for loans by 0.25% per annum. As consideration for the amendments, the Company paid amendment fees of $0.2 million.

In order to avoid defaulting under its existing credit facilities, on or before April 30, 2007, the Company will either have to negotiate amendments to the revolving and term credit facilities or obtain new credit agreements with other lenders. The Company is currently in discussions with the agent under its existing credit facilities as well as with other potential lenders regarding a modified or new lending arrangement. While the Company is optimistic it will be able to amend its existing facilities or enter into new facilities, it cannot provide assurance that it will occur.

Products

The Company is a market leader in quality tabletop, giftware and collectibles. It markets its products primarily under the Department 56®, Lenox®, Dansk® and Gorham® brands. Together, these brands represent over 450 years of tabletop and giftware experience.

Our tabletop business consists of a portfolio of consumer brands that have a rich heritage in the domestic market. The Company sells dinnerware, crystal stemware and giftware, stainless steel flatware, and silver-plated and metal giftware under the Lenox and Gorham brands. Dansk is the Company’s contemporary tabletop, housewares and giftware brand. The Company sells premium casual dinnerware and fine china dinnerware, giftware and collectibles under the Lenox trademark, and sterling silver flatware and sterling silver giftware under the Gorham trademark. The Company believes that it is the largest domestic marketer of fine tabletop products.

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

In May 2006, the Company acquired certain assets and assumed certain liabilities of Willitts Design International, Inc. (Willitts), a California-based designer and wholesaler of collectible and home décor products. The acquisition of the Willitts product lines, which include Thomas Blackshear’s Ebony Visions and Possible Dreams, added a broad range of diversity and contemporary expression to the Company’s collectible portfolio.

The Company introduces new products and refines its product offerings on a regular basis at national and regional trade shows dedicated to the tabletop and giftware industries.

Operating Segments

In connection with the Company’s acquisition of Lenox, the Company redefined its operating segments to include three reportable segments – Wholesale, Retail and Direct. Although the product produced and sold for each segment is similar, the type of customer for the product and the method used to distribute the product are different. The segmentation of these operations also reflects how the Company currently reviews the results of these operations. Financial data for the last three fiscal years by segment is set forth in detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K and in Note 16 to the Consolidated Financial Statements.

The Wholesale Segment

The Company sells it products through a wide range of wholesale channels including department stores, large specialty retailers, mass merchants, national chains and clubs, small independent specialty accounts and other wholesale accounts.

As of December 30, 2006, the Company’s Wholesale segment had order backlog of approximately $18.4 million compared to $17.8 million as of December 31, 2005. Of the $18.4 million in order backlog as of December 30, 2006, the Company expects to ship approximately $15.4 million in fiscal 2007.

Approximately 25% of the Wholesale segment’s sales in fiscal 2006 (17% of consolidated sales) were to one customer: Federated Department Stores, Inc.

The Retail Segment

In 2006, the Company opened three new concept stores under the name, All the Hoopla. The stores are located in Detroit, MI and Orlando and Palm Beach, FL. These stores feature all of the Company’s brands in a single location and focus on providing customers with entertaining, decorating and everyday gift-giving solutions.

As of February 1, 2007, the Company’s Retail segment operated 35 retail stores, including five stores operated under the Department 56 trade name, 27 stores operated under the Lenox trade name and three stores operated under the All the Hoopla trade name.

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

As of December 30, 2006, the Company’s Direct segment had order backlog of approximately $1.5 million compared to $1.1 million as of December 31, 2005. Of the $1.1 million in order backlog as of December 30, 2006, the Company expects substantially all to ship in fiscal 2007.

This segment is not dependent on a single customer or group of customers.

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

Manufacturing & Sourcing

The Company owns and operates one manufacturing facility in the United States. The Company manufactures its Lenox branded, fine china dinnerware at its plant located in Kinston, NC. The Company also leases a manufacturing facility in Pomona, NJ, where it produces sterling silver flatware under the Gorham brand name.

Clay and feldspar are the principal raw materials used to manufacture china products. Gold and platinum are significant raw materials used to decorate china products. Sand, potash and lead are used in the manufacture of crystal products. Fine silver is the principal raw material used to manufacture sterling flatware products and steel is the principal raw material used to manufacture stainless steel flatware. The Company anticipates that these raw materials will be in adequate supply. However, the acquisition price of gold, platinum, fine silver and steel is influenced significantly by worldwide economic events and commodity trading.

The Company also sources product from external manufacturers. Of the total value of product sourced in 2006, 93% was imported from abroad, primarily from manufacturing sources located in the Pacific Rim area, including the People’s Republic of China (China), Indonesia, Thailand and the Philippines. The Company also imports a portion of its products from sources in India and Europe.

Distribution

The imported products sold by the Company to its wholesale customers, direct response customers and through its Company-owned retail stores are generally shipped by ocean freight from abroad and then by rail or truck to the Company’s distribution centers located in Hagerstown, MD, Langhorne, PA and Rogers, MN. Certain overseas shipments to some wholesale customers are sent directly to those customers. The products manufactured in the Company’s owned and leased facilities are sent via commercial trucking lines to the Hagerstown, MD warehouse or directly to its wholesale customers. Shipments from the Company to its wholesale and direct response customers are handled primarily by parcel post or commercial trucking lines.

On February 26, 2007, the Company announced its intention to close the distribution center located in Rogers, MN in October 2007. The Company intends to transfer the distribution activities at its facility in Rogers to its distribution center located in Hagerstown, MD.

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

Seasonality

The Company’s business is highly seasonal. The Company records its highest wholesale sales during the third and fourth quarters of each year as wholesale customers stock merchandise in anticipation of the holiday season. In addition, the Company records its highest Retail and Direct segment sales in the fourth quarter during the peak holiday shopping season. However, the Company can experience fluctuations in quarterly sales and related net income compared with the prior year due to the timing of receipt of product from suppliers and subsequent shipment of product from the Company to customers, as well as the timing of orders placed by customers. Due to the seasonality of segment sales as indicated above, the Company has historically operated at a loss during the first nine months of the fiscal year. The Company is not managed to maximize quarter-to-quarter results, but rather to achieve annual objectives designed to achieve long-term growth consistent with the Company’s business strategy.

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

The Company believes that the principal elements of competition in the tabletop/specialty giftware industry are design, product assortment, brand loyalty, quality, display and price. The Company believes that its competitive position is enhanced by a variety of factors, including the design, uniqueness, quality and enduring themes of the Company’s products, its in-house design expertise, its reputation among retailers and consumers, its sourcing and marketing capabilities, and the pricing of its products.

Financial Information Relating to Geographical Areas

Approximately 2% of the Company’s total revenue is derived from customers outside the United States. All long-lived assets are located within the United States.

Trademarks and other Proprietary Rights

The Company owns 234 U.S. trademark registrations and has pending two U.S. trademark applications for registration. These registrations cover the Company’s brand names, logos and important product names. In addition, the Company owns trademark registrations in select foreign countries where the Company’s products are manufactured, marketed and/or sold.

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

Employees

As of February 10, 2007, the Company had 1,543 full-time employees and 781 part-time and seasonal employees in the United States, four employees in Canada, 16 in China and three in Vietnam.

Local Union No. 638 of the Teamsters Union represents 37 of the Company’s employees who work at its warehouse facility located in Rogers, MN. Local Union No. 236A of the Glass, Molders, Pottery, Plastics and Allied Workers International Union represents 22 of the Company’s employees who work at its sterling silver manufacturing facility located in Pomona, NJ. The agreements with Local Union No. 638 and Local Union No. 236A expire on December 31, 2007 and October 5, 2009, respectively.

The Company believes that its labor relations are good and it has not experienced a work stoppage.

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

At one of the NJDEP sites there are other potentially responsible parties who bear part of the cost of the cleanup, in which case the Company’s accrual is based on the Company’s estimated share of the total costs. A portion of the cleanup costs with respect to the two NJDEP sites is paid by insurance. The estimated recovery of cleanup costs is recorded as an asset when receipt is deemed probable.

As of December 30, 2006, the Company estimated, based on engineering studies, total remediation and ongoing monitoring costs to be $3.7 million, including the effects of inflation. Accordingly, the Company recorded a liability of approximately $2.6 million in other noncurrent liabilities, which represents the net present value of the estimated future costs discounted at 5.25%. In accordance with Statements of Position (SOP) 96-1, Environmental Remediation Liabilities, the Company measures this liability on a discounted basis as it believes the amount and timing of cash payments for the liability are reliably determinable. The estimated insurance recovery assets as of December 30, 2006 were $1.2 million and are included in other assets.

Executive Officers of the Registrant

Marc L. Pfefferle, 50, has been interim Chief Executive Officer of the Company since January 5, 2007. He has been a partner in the firm of Carl Marks Advisory Group LLC (“CMAG”) since November 1997. Mr. Pfefferle has 25 years of management consulting, interim executive and restructuring officer experience and is a certified Turnaround Professional and Certified Fellow in Production and Inventory management.

Joel D. Anderson, 42, has been President - Consumer Direct for the Company since December 14, 2005. From June 2 until December 14, 2005, he was Executive Vice President-Consumer Direct for the Company. He was Vice President - New Ventures for Toys“R”Us, Inc. beginning in 2001. From 1999 to 2001, Mr. Anderson was employed by Toysrus.com, LLC, serving as that company’s Vice President, General Manager from 2000 to 2001 and as Vice President – Merchandising from 1999 to 2000.

Louis A. Fantin, 56, has been Senior Vice President, General Counsel and Secretary for the Company since September 2005. He was Senior Vice President, Secretary and Lenox Counsel for Lenox, Incorporated from May 1, 1995 to September 2005. Prior to that, Mr. Fantin held a succession of positions at Lenox, including Vice President, Secretary and Lenox Counsel from October 1, 1994 until April 30, 1995, Vice President, First Assistant General Counsel and Assistant Secretary from May 1, 1990 to September 30, 1994; First Assistant General Counsel and Assistant Secretary from May 1, 1989 to April 30, 1990 and Assistant General Counsel from August 31, 1981 to April 30, 1989.

Branka Hannon, 49, has been Senior Vice President - Human Resources for the Company since September 2005. Ms. Hannon held the same position at Lenox, Incorporated from February 1, 2004 until September 2005. From June 1, 2002 to January 31, 2004, she was Vice President - Organizational Development at Lenox, and from November 2, 2000 until May 31, 2002, Ms. Hannon was Director - Human Resources for the Lenox Collections Division of Lenox.

Lesa Chittenden Lim, 48, was appointed President of Lenox Brands, one of the Company’s principal business units, on March 7, 2006. From 1998 to that date, Ms. Chittenden Lim worked as an independent consultant specializing in strategy development, mergers and acquisitions and marketing and sales effectiveness. She was retained by the Company as a consultant from September 2005 through March 2006 to assist with the integration of Lenox, Incorporated and D 56, Inc., the Company’s two main operating subsidiaries.

Stephen J. Ruelle, 43, has been President of Department 56 since July 28, 2006. From 2003 to 2006, Mr. Ruelle served as Chief Executive Officer of Making Memories, Inc., a company based in Centerville, Utah that designs and supplies scrapbooks and scrapbooking materials. From 2002 to 2003, Mr. Ruelle was a registered representative/manager for Virchow Krause Capital, an affiliate of Virchow Krause & Company, where he coordinated mergers and acquisitions and provided strategic consulting services.

Timothy J. Schugel, 48, has been Chief Financial Officer and Chief Operating Officer for the Company since September 28, 2005. He was Executive Vice President and Chief Financial Officer for the Company from April 1, 2002 until September 28, 2005. He was Senior Vice President - Sourcing Management and Production Control from January 29, 2001 until April 1, 2002. Mr. Schugel was Vice President of the Company from April 10, 1995 until January 29, 2001.

ITEM 1A.	RISK FACTORS

Our business faces many risks. Any of the risks discussed below, or elsewhere in this Annual Report on Form 10-K or in our other SEC filings, could have a material impact on our business, financial condition or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial might also impair our business operations.

Our ability to secure and manage debt financing may significantly impact on our ability to operate.

As of December 30, 2006, we had $96.3 million of debt outstanding under our term and revolver credit facilities. We are currently operating under limited waivers of specified events of default within these credit facilities, and these limited waivers expire on April 30, 2007. On or before this date, we will either have to negotiate amendments to these credit facilities, or in the alternative, obtain new credit agreements with other lenders. Due to our existing levels of indebtedness and the seasonal nature of our business, which requires us to use our revolving credit facility to finance operations during the year, our ability to operate is dependent upon our ability to secure adequate financing in a timely fashion. The Company is currently in discussions with the agent under its existing credit facilities as well as with other potential lenders regarding a modified or new lending arrangement. While the Company is optimistic it will be able to amend its existing facilities or enter into new facilities, it cannot provide assurance that it will occur, which raises substantial doubt about our ability to continue as a going concern.

In addition, if we are unable to generate sufficient cash flows to pay off the outstanding debt under our term and revolver credit facilities or any new credit agreement that we may enter into after April 30, 2007, our financial results and financial condition would be significantly impaired.

Our sales could be negatively impacted if our major customers substantially reduce orders for our products.

With the exception of two major accounts, Federated Department Stores, Inc. and Bed Bath & Beyond, our customer base is relatively dispersed. Our sales to these two customers accounted for approximately 20% of our net sales for fiscal year 2006. If Federated Department, Inc. Stores and/or Bed Bath & Beyond were to cease or significantly reduce their business with us, our business and results of operations would be negatively impacted.

Our reliance on foreign manufacturing is subject to inherent risk, which may affect our ability to procure goods and/or procure them in a timely fashion.

Foreign manufacturing and procurement of imports is subject to the following inherent risks: labor availability and increases in labor costs, increases in the cost of raw materials, economic and political instability; cost and capacity fluctuations and delays in transportation, dockage and material handling; restrictive actions by governments; nationalizations; the laws and policies of the United States affecting importation of goods (including duties, quota and taxes); international political, military and terrorist developments; and foreign trade and tax laws. Moreover, we cannot predict what relevant political, legal or regulatory changes may occur, or the type or amount of any financial impact on us that such changes may have in the future.

Our products are subject to customs duties and regulations pertaining to the importation of goods. In the ordinary course of business, we may be involved in disputes with the U.S. Bureau of Customs and Border Protection (U.S. Customs) regarding the amount of duty to be paid, the value of merchandise to be reported or other Customs regulations, which may result in the payment of additional duties and/or penalties, or in the refund of duties to us. Since the terrorist attacks of September 11, 2001, U.S. Customs has enacted various security protocols affecting the importation of goods. Such protocols could adversely affect the speed or cost involved in our receipt of inventory from our overseas vendors.

The inability to make timely shipments of merchandise to our trade customers due to delays caused by foreign sourcing could significantly lower sales and damage our relationship with trade customers resulting in harm to our financial results.

Our reliance on manufacturing from sources within China, in particular, is subject to inherent risk, which may affect our ability to procure goods and/or procure them in a timely fashion.

In fiscal year 2006, approximately 76% of our imports were manufactured in China, and we anticipate that such percentage will hold constant or increase for the foreseeable future.

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

Accordingly, the ability to continue to conduct business with vendors located in China is subject to political uncertainties, the financial impact of which we are unable to estimate. To the extent China may have its exports or transaction of business with U.S. persons subject to political retaliation, the cost of Chinese imports could increase significantly and/or the ability to import goods from China may be materially impaired. In such an event, there could be an adverse effect on us until alternative arrangements for the manufacture of our products were obtained on economic, production and operational terms at least as favorable as those currently in effect.

We are subject to risks associated with changes in foreign currency exchange rates.

Fluctuations in currency exchange rates present risks inherent in our method of inventory procurement. Our costs could be adversely affected if the currencies of other countries in which we source product appreciate significantly relative to the U.S. dollar. This could result, for example, from a decision by China to revalue the Renminbi (“RNB”) relative to the U.S. dollar or to allow the RNB to float instead of being pegged to the U.S. dollar at a fixed rate.

If interest rates on our variable rate debt were to increase, our financial results would be negatively affected.

A principal market risk affecting us is the exposure to changes in the interest rates on our variable rate debt. As our credit facilities bear interest at variable rates, our results of operations and cash flows will be exposed to changes in interest rates. Based on debt outstanding at December 30, 2006, a 1% increase or decrease in current market interest rates would have an impact of approximately $1.0 million on an annual basis.

We may encounter litigation that has a material impact on our business.

We are involved on an ongoing basis in litigation arising in the ordinary course of business. Trends in litigation may include claims brought by consumers, shareholders, vendors, accounts and/or injured persons in cases relating to antitrust, employment and labor, environmental, negligence and regulatory matters. Litigation trends and the outcome of litigation cannot be predicted with certainty and adverse litigation trends and outcomes could adversely affect our financial results.

Our inability to adapt successfully to changing consumer preferences may damage our business.

Our success is dependent upon consumer demand for our products. Our ability to anticipate consumer preferences and create tabletop, gift and collectible products which appeal to consumers who shop in our market channels is critical to achieving financial results. As a related factor, our ability to identify, hire and retain quality designers and sculptors and other artistic talent is critical to our product development efforts and our ability to innovate successfully. Our failure to successfully anticipate, identify and react to consumers’ current preferences in our market channels, and to identify, hire and retain artistic talent, could significantly lower sales of our products and harm our financial results.

If we are unable to complete our operational improvements, including improving our inventory management and forecasting systems to make our supply chain more efficient, improving the effectiveness and efficiency of our US manufacturing operations, and integrating our legacy Department 56 and Lenox information, operating and distribution systems, our business results may be adversely impacted.

In response to market changes, including department store consolidation and a decrease in the sales of collectibles and fine tableware over the past few years, we are restructuring our operations to achieve revenue and cost synergies, including a consolidation of our distribution facilities and a reduction-in-force and cost reduction initiative at our North Carolina bone china factory. If we are not successful in doing so, however, the reduced sales resulting from these external market trends may have an adverse impact on our financial results.

In addition, we have implemented plans to improve our inventory management and provide more accurate forecasting to enhance the efficiency of our supply chain. The highly seasonal nature of our business, with a majority of our sales occurring in the third and fourth quarters in anticipation of the holiday season, requires us accurately to forecast demand for products in order to avoid losing potential sales of popular products or producing excess inventory of products that are less popular with consumers. Excess inventory poses particular risks to our brand when sold through liquidation channels. If we do not successfully implement and operate our new inventory management and forecasting systems, we may adversely affect our financial results.

Following our acquisition of Lenox, we have been working to integrate the information systems, operating systems, fulfillment processes and distribution resources of Department 56 and Lenox. If we are unable successfully to integrate systems and functional resources, we will not be able operate in the most effective and cost efficient manner which may have an adverse impact on our financial results.

If we are unable to manage employee turnover through our integration of Department 56 and Lenox and the completion of our operational improvement process, our business could be adversely impacted.

We value and are dependent on key employees throughout the Company for our business success. In addition, an important element of our strategy is to utilize the expertise of key employees to integrate successfully the legacy Department 56 and Lenox operations and complete our operational improvement process. As a result of the Company’s past performance and current restructuring efforts, employee turnover has occurred and is expected to continue. If employee turnover is not managed effectively, the implementation of business improvements, employee morale and results of our operations could be adversely impacted.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Significant properties owned or leased by the Company are as follows:

Owned Facilities

Office Facilities

The Company’s Executive Office (66,400-sq. ft.) including a creative center and a primary corporate showroom located in Eden Prairie, MN.

Manufacturing Facilities

A china dinnerware manufacturing facility (218,000 sq. ft.) servicing the Wholesale, Retail and Direct segments (which includes a retail store), located in Kinston, NC (the “Kinston Facility”).

Leased Facilities

Office Facilities

An office facility (126,000-sq. ft.) servicing the Wholesale, Retail and Direct segments and corporate function located in Bristol, PA (the “Bristol Facility”).

An office facility (7,500-sq. ft.) servicing the Wholesale, Retail and Direct segments located in Petaluma, CA (the “Petaluma Facility”).

Mixed Use Facilities

A manufacturing/office/retail facility (120,200-sq. ft.) servicing the Wholesale, Retail and Direct segments located in Pomona, NJ (the “Pomona Facility”).

An office/warehousing/distribution/retail facility (168,893-sq. ft.) servicing the Direct and Retail segments located in Langhorne, PA (the “Langhorne Facility”).

A retail/warehousing facility (125,370-sq. ft.) servicing the Wholesale and Retail segments located in South Brunswick, NJ (the “Cranbury Facility”).

Warehouse and/or Distribution Facilities

A warehousing and distribution facility (500,000-sq. ft.) servicing the Wholesale and Retail segments located in Hagerstown, MD.

A warehousing and distribution facility (333,700-sq. ft.) servicing the Wholesale, Retail and Direct segments located in Rogers, MN.

A warehousing facility (45,000-sq. ft.) servicing the Direct segment located in Bristol Township, PA.

Retail Stores

As of February 1, 2007, the Company’s Retail segment operated 35 retail stores located in 19 states, including five stores operated under the Department 56 trade name, 27 stores operated under the Lenox trade name (including locations in the manufacturing and mixed use facilities above) and three stores operated under the All the Hoopla trade name. The retail stores range from 3,100 to 15,000 sq. ft., excluding the retail space in the Cranbury and Langhorne Facilities, which are approximately 48,000 sq. ft and 30,600 sq. ft., respectively.

Showrooms

The Company also operates nine showrooms located in Atlanta, GA, Billerica, MA, Chicago, IL, Columbus, OH, Dallas, TX, Los Angeles, CA and New York, NY.

The terms of the above-referenced leases expire at various dates. The Company believes that the facilities are in good condition and are adequate for the business.

ITEM 3.	LEGAL PROCEEDINGS

In August 2004, plaintiffs purporting to represent a class of consumers who purchased tableware sold in the United States filed suit against Federated Department Stores, the May Department Stores Company, Waterford Wedgwood U.S.A. and Lenox, Incorporated (“Lenox”) in United States District Court for the Northern District of California. In November 2004, plaintiffs filed a consolidated amended complaint alleging that for the period beginning at least as early as May 1 2001, through the filing of the amended complaint on November 12, 2004, defendants violated Section 1 of the Sherman Act by conspiring to fix prices and to boycott sales to Bed, Bath & Beyond (hereinafter the “Action”). Plaintiffs seek to recover an undisclosed amount of damages, trebled in accordance with antitrust laws, as well as costs, attorney’s fees and injunctive relief.

On February 22, 2007, without admitting any violation of any statute or law or any liability or wrongdoing whatsoever, Lenox entered into a settlement agreement with the plaintiff class representatives. Pursuant to the terms of the settlement agreement, Lenox has agreed to pay $500,000, in return for which Lenox and its affiliates will be completely released from any and all claims, demands and actions concerning the Action and any claims that could have been alleged in the Action. This settlement agreement is subject to approval of the court and a final judgment dismissing the Action with prejudice as to Lenox. Plaintiffs and Lenox have agreed to use their best efforts promptly to seek court approval of the settlement agreement and dismissal of the Action with prejudice.

In addition to the above Action, the Company is involved in various legal proceedings, claims, and governmental audits in the ordinary course of its business. The Company believes it has meritorious defenses to all proceedings, claims, and audits. Management believes the impact, if any, of these legal proceedings would not be material to the results of operations, financial position or cash flows of the Company.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s security holders during the last quarter of the year ended December 30, 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock trades on the New York Stock Exchange (“NYSE”) under the symbol “LNX.” The table below sets forth the high and low sales prices for each quarter during the last two fiscal years, as reported by the NYSE.

	High	Low

Fiscal 2006
First quarter	$13.80	$12.38
Second quarter	14.37	7.04
Third quarter	7.37	5.38
Fourth quarter	7.79	5.44

Fiscal 2005
First quarter	$17.46	$15.83
Second quarter	17.79	9.93
Third quarter	14.78	10.28
Fourth quarter	13.46	10.44

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

As of March 2, 2007, the number of holders of record of the Company’s common stock was 781.

STOCK PERFORMANCE GRAPH

The following graph compares the cumulative total return on $100 invested on December 31, 2001, in each of our Common Stock, Standard & Poor’s SmallCap 600 Index and a peer group index.

The peer group index is composed of the following issuers: Blyth Inc., Enesco Group, Inc., Lenox Group Inc., Lifetime Brands, Inc., Libbey, Inc. and Russ Berrie & Co. These companies were selected based on their respective product offerings (i.e., tabletop, giftware and/or collectible products), the channels of distribution in which their respective products are sold and financial criteria.

The stock of Lifetime Brands, Inc. is traded on the NASDAQ exchange. The stock of Enesco Group Inc. was traded on the New York Stock Exchange through June 9, 2006. Thereafter, its stock became listed on the “other OTC” exchange. The stock of the other companies comprising the peer group is traded on the New York Stock Exchange.

In calculating the peer group index, each of the issuers is weighted to recognize its stock market capitalization. The returns of the Standard & Poor SmallCap 600 Index and the peer group index are calculated assuming reinvestment of dividends. The Company has not paid any dividends. The graph specifies data values for the preceding trading day nearest to each of the Company’s fiscal year-ends during such period.

The stock price performance shown on the graph below is not necessarily indicative of future price performance. Data points below provided by Research Data Group, Inc., a licensee of Standard & Poor’s.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Lenox Group Inc., The S & P Smallcap 600 Index
And A Peer Group

* $100 invested on 12/31/01 in stock or index-including reinvestment of dividends.
Index calculated on month-end basis.

	Cumulative Total Return

	12/31/01	12/28/02	1/3/04	1/1/05	12/31/05	12/30/06

Lenox Group Inc.	100.00	149.42	160.47	193.60	153.95	74.42
S & P SmallCap 600	100.00	85.37	118.48	145.32	156.48	180.14
Peer Group	100.00	105.87	125.48	105.72	69.33	71.31

ITEM 6.	SELECTED FINANCIAL DATA

FIVE-YEAR SUMMARY (In thousands, except per share amounts) YEARS ENDED DECEMBER 30, 2006, DECEMBER 31, 2005, JANUARY 1, 2005, JANUARY 3, 2004 AND DECEMBER 28, 2002

The following selected consolidated financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements and related Notes thereto, included elsewhere herein. Fiscal year 2006, 2005, 2004, 2003 and 2002 results reflect the reclassification of Geppeddo’s and Time to Celebrate’s financial results as discontinued operations.

	December 30, 2006[1]	December 31, 2005[1,2]	January 1, 2005[1]	January 3, 2004[1]	December 28, 2002[1]

STATEMENTS OF OPERATIONS
Net sales	$502,506	$331,728	$162,908	$174,957	$190,357
Cost of sales	257,932	172,845	73,958	78,862	81,975

Gross profit	244,574	158,883	88,950	96,095	108,382

Operating expenses:
Selling, general and administrative	234,676	126,394	53,834	54,902	62,350
Pension curtailment and settlement gains[3]	(14,783)	—	—	—	—
Goodwill impairment[4]	55,269	—	—	—	—
Trademark impairment[5]	3,743	—	—	—	—

Operating (loss) income from continuing operations	(34,331)	32,489	35,116	41,193	46,032

Other expense (income):
Interest expense	16,697	5,735	493	1,901	3,425
Litigation settlement[6]	—	—	(6,871)	—	(5,388)
Other, net	35	(744)	(414)	(906)	(349)

(Loss) income from continuing operations before income taxes	(51,063)	27,498	41,908	40,198	48,344
(Benefit) provision for income taxes	(1,795)	10,146	15,088	14,529	13,581

(Loss) income from continuing operations before cumulative effect of change in accounting principle	(49,268)	17,352	26,820	25,669	34,763
Loss from discontinued operations, net of tax[7]	—	(2,182)	(3,036)	(9,261)	(2,922)
Cumulative effect of change in accounting principle[8]	—	—	—	—	(93,654)

Net (loss) income	$(49,268)	$15,170	$23,784	$16,408	$(61,813)

(Loss) income per share from continuing operations before cumulative effect of change in accounting principle:
Basic	$(3.58)	$1.27	$2.01	$1.96	$2.67
Diluted	$(3.58)	$1.26	$1.98	$1.94	$2.65

BALANCE SHEET DATA
Working capital	$30,260	$79,326	$82,294	$49,424	$60,864
Total assets	373,797	469,928	167,388	142,304	157,184
Total debt (current and noncurrent)	96,566	110,718	—	—	54,000
Total stockholders’ equity[9]	141,679	161,749	143,757	114,296	88,607

[1]	The year ended January 3, 2004 is a 53-week fiscal year whereas all other fiscal years presented are 52-week periods.
[2]	Effective September 1, 2005, the Company completed the acquisition of Lenox from Brown-Forman.
[3]

In the fourth quarter of 2006, the Company announced the “freezing” of its defined benefit pension plans. As a result of this decision, the Company recognized a pension curtailment of $13.2 million. Also, in the fourth quarter of 2006, the Company recorded a plan settlement gain of $1.6 million as a result of significant lump-sum cash payments made to employees from one of its defined benefit pension plans.

[4]

In the second quarter of 2006, the Company recognized a goodwill impairment charge of $37.1 million in its Department 56 wholesale reporting unit related to the continuing decline of product shipments into the gift and specialty channel. This goodwill impairment principally related to the goodwill originally recorded in 1992 as the result of the acquisition of Department 56 by Forstmann Little & Co. In the fourth quarter of 2006, the Company recognized a goodwill impairment charge of $18.2 million as a result of lower projected sales and profits from the Company’s Lenox wholesale reporting unit as compared to that which was originally projected at the date of the Acquisition. This goodwill impairment related to the goodwill originally recorded in 2005 as part of the acquisition of Lenox.

[5]

During 2006, the Company recognized a trademark impairment charge of $3.7 million related to lower than projected sales of Dansk and Gorham product from that estimated at the time of the original purchase price allocation. These trademark costs were originally recorded in 2005 as part of the acquisition of Lenox.

[6]

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

[7]

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

[8]

During 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. Upon adoption of SFAS No. 142, the Company performed impairment testing and concluded that the goodwill related to the leveraged buy-out of the Company in 1992 was impaired. As a result, the Company recognized a $93.7 million charge to write-down its goodwill.

[9]

The Company has not declared or paid dividends on its common stock. As a holding company, the ability of the Company to pay cash dividends will depend upon the receipt of dividends or other payments from its subsidiaries.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

On January 5, 2007, the Company announced that Susan E. Engel, the Company’s Chief Executive Officer, Chairwoman of the Board and a director, had stepped down from these positions, effective immediately. Concurrent with this announcement, Stewart Kasen, Lead Director, was elected as Chairman of the Board. The Company also announced that Marc L. Pfefferle, a partner at Carl Marks Advisory Group, LLC (CMAG), was elected as interim Chief Executive Officer.

Mr. Pfefferle and his team from CMAG, along with Company personnel, are assessing the Company’s current business model. A significant component of this assessment includes analyzing the impact of last year’s strategic plan to: a) expand channels of distribution, and b) expand product offerings to include year-round gift products. The goal of this assessment is to validate the current strategic direction or recommend new initiatives to improve financial performance.

On February 9, 2007, the Company entered into waivers and amendments to the revolving credit facility and the term loan credit facility in connection with the Company’s noncompliance with the financial covenants under the credit agreements for the period ended December 30, 2006. Pursuant to the waivers and amendments, the lenders granted the Company a limited waiver of noncompliance through and including April 30, 2007, and temporarily amended the agreements to adjust the leverage ratio and interest coverage ratio levels for the first quarter of 2007. In addition, the amendment to the term loan facility increased the applicable margin for loans by 0.25% per annum. As consideration for the amendments, the Company paid amendment fees of $0.2 million.

In order to avoid defaulting under its existing credit facilities, on or before April 30, 2007, the Company will either have to negotiate amendments to the revolving and term credit facilities or obtain new credit agreements with other lenders. The Company is currently in discussions with the agent under its existing credit facilities as well as with other potential lenders regarding a modified or new lending arrangement. While the Company is optimistic it will be able to amend its existing facilities or enter into new facilities, it cannot provide assurance that it will occur.

SUMMARY OF 2006 RESULTS OF OPERATIONS

On September 1, 2005, the Company completed the acquisition (the “Acquisition”) of all of the capital stock of Lenox, Incorporated (Lenox) from Brown Forman Corporation (Brown-Forman). The acquisition of Lenox, which sells products under the Lenox, Dansk, and Gorham brand names, added strong, market-leading brands and complementary product lines and distribution channels to the Company’s portfolio. The results of operations for 2006 explained below include 12 months of Lenox operations while the results of operations for 2005 only include the four months from the acquisition date on September 1, 2005 to the Company’s fiscal year end of December 31, 2005.

On May 1, 2006, the Company completed the acquisition of certain assets and the assumption of certain liabilities of Willitts Design International, Inc. (the “Willitts Acquisition”). The results of operations for 2006 explained below include eight months of Willitts operations while the results of operations for 2005 do not contain any Willitts results.

Loss from continuing operations was $49.3 million in 2006 compared to income from continuing operations of $17.4 million in 2005. Loss from continuing operations in 2006 included certain events as decribed below:

•

In the second quarter of 2006, the Company recognized a goodwill impairment charge of $35.7 million, net of tax, in its Department 56 wholesale reporting unit related to the continuing decline of product shipments into the gift and specialty channel. This goodwill principally related to the goodwill originally recorded in 1992 as the result of the acquisition of Department 56 by Forstmann Little & Co. In the fourth quarter of 2006, the Company recognized a goodwill impairment charge of $18.2 million, net of tax, as a result of lower projected sales and profits from the Company’s Lenox wholesale reporting unit as compared to that which was originally projected at the date of the Acquisition. This goodwill impairment related to the goodwill originally recorded as part of the Acquisition on September 1, 2005. The Company also recognized a trademark impairment charge of $2.3 million, net of tax, related to lower than projected sales of Dansk and Gorham product from that estimated at the time of the original purchase price allocation. These trademark costs were also originally recorded as part of the Acquisition.

•

In the fourth quarter of 2006, the Company also announced the “freezing” of its defined benefit pension plans. No future benefits will accrue under the pension plans, but pension benefits earned through December 31, 2006, will be available to legacy Lenox employees when they retire under the terms of the plan. As a result of this decision, the Company recognized a pension curtailment gain of $8.2 million, net of tax. Also, in the fourth quarter of 2006, the Company recorded a plan settlement gain of $1.0 million, net of tax, as a result of significant lump-sum cash payments made to employees from one of its defined benefit pension plans.

•	In the fourth quarter of 2006, the Company sold its Pomona facility for net proceeds of $6.6 million and recognized a gain of $0.7 million, net of tax.

•

In the fourth quarter of 2006, the Company reversed a $1.5 million deferred tax asset valuation allowance that the Company believed was no longer needed because the capital gains generated from the assets sold in 2006 will be used to offset previously recorded capital losses. Finally, in 2006, the Company restructured its legal entities, which lowered its effective tax rate. As a result, the Company revalued its net deferred tax assets, which resulted in an additional $0.6 million of tax expense.

Excluding the impact of the goodwill and trademark impairment charges, the pension curtailment and settlement gains, the gain on the sale of the Pomona facility, the reversal of the deferred tax valuation allowance and the additional tax expense from the revaluation of deferred tax assets from the 2006 results, loss from continuing operations was $3.9 million in 2006 compared to income from continuing operations of $17.4 million in 2005 as shown in the table below. The loss from continuing operations of $3.9 million in 2006 was due primarily to the Acquisition. The financing costs incurred to finance the Acquisition were higher than the income from operations from the Lenox business. While the Company made progress in reducing costs in 2006, the Lenox results from operations were lower than originally projected at the time of the acquisition due to sourcing and delivery problems that delayed the shipment of product, lower sales to the Company’s largest customer due to the customer’s consolidation of acquired entities, the continued decline of fine china and the trend to casual product, higher manufacturing variances, and higher levels of excess inventory.

The change from income of $17.4 million from continuing operations in 2005 to a loss from continuing operations of $3.9 million in 2006, representing a decline of $21.3 million, (see the table below for reconciliation of non-GAAP financial measure) was principally due to the seasonality of the acquired Lenox business and the timing of the Acquisition, higher interest expense related to the Acquisition, and the continued contraction of the legacy Department 56 business.

The Company benefited from the timing of the Acquisition in 2005. Historically, due to the seasonality of the business, Lenox has been unprofitable for the first eight months of its fiscal year and profitable for the last four months of its fiscal year. The 2005 results from operations only included the last four months of the Lenox business (i.e., as it was acquired on September 1, 2005) which were the profitable months of its fiscal year. The 2006 results from operations included the full 12 months of operations which contained the first eight months of its fiscal year which are unprofitable. The negative impact of this difference on results of operations was approximately $6.0 million, net of tax. In addition, the Company incurred 12 months of interest expense related to the financing of the Acquisition compared to only four months in 2005. The negative impact of this difference on results of operations was approximately $7.0 million, net of tax.

Finally, the legacy Department 56 business continued to contract in 2006. Net sales were down 8%, or $9.8 million, compared to 2005, principally due to a decline in net shipments of Village product to the Company’s wholesale gift and specialty channel. This decline in Village product sales to the Company’s wholesale gift and specialty channel is a continuation of a steady decline the Company has been experiencing for more than five years. In addition, the Company’s gross margin rate on the sale of Department 56 product decreased due to a shift from higher margin Village product to lower margin giftware product. The negative impact of the reduced sales and gross margin percentages on results of operations was approximately $8.0 million, net of tax.

Reconciliation of Non-GAAP Financial Measure
(In millions)

	Year Ended December 30, 2006	Year Ended December 31, 2005

(Loss) income from continuing operations, net of tax (GAAP measure)	$(49.3)	$17.4

Goodwill impairment charges, net of tax	53.9
Trademark impairment charges, net of tax	2.3
Pension curtailment and settlement gains, net of tax	(9.2)
Gain on sale of Pomona manufacturing facility, net of tax	(0.7)
Reversal of deferred tax asset valuation allowance	(1.5)
Revaluation of net deferred tax assets	0.6

(Loss) income from continuing operations – (non-GAAP measure)	$(3.9)	$17.4

Management believes the non-GAAP measure above provides useful information to investors regarding the Company’s results from continuing operations because it provides a meaningful comparison, on a consistent basis year-over-year, and understanding of the Company’s operating performance for the past two annual periods exclusive of certain events which occurred in 2006. This non-GAAP measure should not be considered an alternative to income from continuing operations, which is determined in accordance with GAAP.

COMPARISON OF RESULTS OF CONTINUING OPERATIONS FOR 2006, 2005 AND 2004

(Amounts in millions, except per share amounts)

In connection with the Company’s acquisition of Lenox from Brown-Forman, the Company redefined its operating segments in accordance with SFAS No. 131 to include three reportable segments – Wholesale, Retail and Direct. Net sales, gross profit, and specifically identified selling costs are measured for each segment. Expenses not allocated to specific operating segments are reflected in the Corporate category and represent general and administrative costs. Other components of the statement of operations which are classified below income (loss) from operations (i.e. interest expense, provision for income taxes, etc.) are not allocated by segment and are discussed separately. In addition, the Company does not account for or report assets, capital expenditures, or certain depreciation and amortization by segment. Certain previous year amounts have been reclassified to conform to current year presentations. These reclassifications had no impact on consolidated net income or retained earnings as previously reported.

	2006	2005	2004

WHOLESALE:
Net sales	$330.4	$217.0	$153.1
Gross profit	135.9	90.8	81.7
Gross profit as a % of net sales	41%	42%	53%
Selling expenses	42.3	26.5	16.2
Selling expenses as a % of net sales	13%	12%	11%
Goodwill impairment	55.3	—	—
Income from operations	38.3	64.3	65.5

RETAIL:
Net sales	$72.4	$72.8	$9.8
Gross profit	40.4	41.7	7.2
Gross profit as a % of net sales	56%	57%	74%
Selling expenses	32.7	22.4	6.5
Selling expenses as a % of net sales	45%	31%	67%
Income from operations	7.7	19.3	0.7

DIRECT:
Net sales	$98.0	$41.1	—
Gross profit	66.5	25.6	—
Gross profit as a % of net sales	68%	62%	—
Selling expenses	46.9	17.0	—
Selling expenses as a % of net sales	48%	41%	—
Income from operations	19.6	8.6	—

CORPORATE:
Unallocated net sales	$1.8	$0.8	—
Unallocated general and administrative expenses	112.7	60.5	$31.1
Unallocated pension curtailment and settlement gains	(14.8)	—	—
Unallocated trademark impairment	3.7	—	—
Loss from operations	(99.9)	(59.7)	(31.1)

CONSOLIDATED
Net sales	$502.5	$331.7	$162.9
Operating (loss) income from continuing operations	(34.3)	32.5	35.1

Other expense (income):
Interest expense	16.7	5.7	0.5
Litigation settlement	—	—	(6.9)
Other, net	—	(0.7)	(0.4)

(Loss) income from continuing operations before income taxes	(51.1)	27.5	41.9
(Benefit) provision for income taxes	(1.8)	10.1	15.1
(Loss) income from continuing operations	$(49.3)	$17.4	$26.8

COMPARISON OF RESULTS OF CONTINUING OPERATIONS 2006 TO 2005

Wholesale

Net sales were up 52% to $330.4 million from $217.0 million in 2005 reflecting the timing impact of the Acquisition. In 2006, the Company had 12 months of Lenox activity compared to only four months of activity in 2005 (i.e. due to the Acquisition being consummated on September 1, 2005). Partially offsetting the increase in Lenox product sales was the decrease in legacy Department 56 product sales. Net sales of Department 56 product decreased 8% or $9.8 million principally due to the continued contraction experienced in the gift and specialty channel since 1999. Excluding the incremental sales recorded as a result of the Willitts acquisition, net sales of Department 56 product decreased 14%, or $18.1 million.

The gross profit percentage was 41% compared to 42% in 2005. The gross profit percentage in 2005 for the Lenox wholesale business was negatively impacted by an $8.7 million purchase accounting fair market value adjustment related to the write-up of inventory to its estimated selling price less cost of disposal under the purchase method of accounting on the opening balance sheet date. Excluding this purchase accounting adjustment, the gross profit percentage was 41% compared to 46% in 2005. The decrease in gross profit percentage was principally due to the Acquisition as the Lenox wholesale business typically generates lower gross profit percentages because it primarily sells to national customers who command higher discounts. In addition, the Lenox wholesale business generated lower gross profit percentages in 2006 compared to 2005 due to an increase in the amount of excess inventory and the liquidation of such excess inventory.

Selling expenses increased $15.8 million, or 60%, from $26.5 million in 2005 to $42.3 million in 2006. The increase in selling expenses was principally due to the timing of the Acquisition and the additional selling expenses recorded as a result of the Willitts acquisition. Selling expenses as a percentage of net sales were 13% in 2006 compared to 12% in 2005.

During 2006, the Company recognized $55.3 million in goodwill impairment charges. In the second quarter of 2006, the Company recognized a goodwill impairment charge of $37.1 million in its Department 56 wholesale reporting unit principally related to the continuing decline of product shipments into the gift and specialty channel. This goodwill principally related to the goodwill originally recorded in 1992 as the result of the acquisition of Department 56 by Forstmann Little & Co. In the fourth quarter of 2006, the Company recognized a goodwill impairment charge of $18.2 million as a result of lower projected sales and profits from the Company’s Lenox wholesale reporting unit as compared to that which was originally projected at the date of the Acquisition. This goodwill impairment related to the goodwill originally recorded as part of the Acquisition on September 1, 2005.

Income from operations decreased $26.0 million, or 40%, from $64.3 million in 2005 to $38.3 million in 2006. The decrease was principally due to the $55.3 million in goodwill impairment charges, partially offset by the increase in net sales and income from operations due to the timing of the Acquisition as explained above.

Retail

Net sales were $72.4 million in 2006 compared to $72.8 million in the prior year. Net sales from “go forward” stores increased from 2005 to 2006 as a result of reflecting 12 months of sales in 2006 compared to four months of sales in 2005 (i.e. due to the timing of the Acquisition). This increase in net sales was offset by a reduction in net sales in 2006 related to the closing of 28 retail stores in January of 2006 (i.e. these “non-go forward” stores had four months of net sales in 2005 compared to only one month of net sales in 2006). Same-store sales decreased 4.0% from 2005 to 2006. Same-store sales represent a comparison of the sales (during the corresponding weeks of the two fiscal years compared) of the stores included in our same-store sales base. A store first enters our same-store sales base after completing 12 fiscal months of operations. In 2006, there were 33 stores included in our same-store sales base and one of these stores was included for less than a year.

The gross profit percentage was 56% in 2006 compared to 57% in 2005. Subsequent to the Acquisition date of September 1, 2005, the Lenox retail business was liquidating excess product acquired as part of the Acquisition. The impact of liquidating this excess product normally would have resulted in lower gross margins for the Lenox retail business. However, this impact was offset by the requirement to value Lenox inventory at its estimated selling price less cost of disposal under purchase accounting on the opening balance sheet date. The impact of this purchase accounting adjustment was $4.5 million in 2006 and $5.8 million in 2005. Excluding the impact of this adjustment, the gross margin percentage was 50% in 2006 compared to 49% in 2005.

Selling expenses were $32.7 million, or 45% of net sales, in 2006 compared to $22.4 million, or 31% of net sales, in 2005. The increase in selling expenses, both in absolute dollars and as a percentage of net sales, was principally due to the timing of the Acquisition. The four months of 2005 that were included in 2005 results typically have the lowest selling expense as a percentage of sales due to the seasonally high volume of sales during that time period. In addition, the Company recognized a gain in 2005 related to the buyout of a lease at one of its stores that was being relocated which reduced selling expense as a percentage of sales.

Income from operations decreased $11.6 million from $19.3 million in 2005 to $7.7 million in 2006. The decrease was principally due to higher selling expenses as a result of the timing of the Acquisition as explained above.

Direct

Net sales increased by $56.9 million, or 138%, from $41.1 million in 2005 to $98.0 million in 2006. The increase in net sales was due to the timing of the Acquisition.

The gross profit percentage was 68% compared to 62% in 2005. The gross profit percentage for the Lenox direct business was negatively impacted by a purchase accounting fair market value adjustment related to the write-up of inventory to its estimated selling price less cost of disposal under the purchase method of accounting on the opening balance sheet date. The impact of this purchase accounting adjustment was $1.2 million in 2006 and $2.8 million in 2005. Excluding the impact of this adjustment, the gross margin percentage was 69% in both 2006 and 2005.

Selling expenses were $46.9, or 48% of net sales, in 2006 compared to $17.0 million, or 41% of net sales, in 2005. The increase in selling expenses, both in absolute dollars and as a percentage of net sales, was principally due to the timing of the Acquisition. The four months of 2005 that were included in 2005 results typically have the lowest selling expense as a percentage of sales due to the seasonally high volume of sales during that time period.

Income from operations increased from $8.6 million in 2005 to $19.6 million in 2006. The increase was principally due to the timing of the Acquisition as explained above.

Corporate

Net sales in the corporate segment represent licensing income from the licensing of Lenox brands. Net sales increased from $0.8 million in 2005 to $1.8 million in 2006. The increase in net sales was due to the timing of the Acquisition.

General and administrative expenses increased by $52.2 million from $60.5 million in 2005 to $112.7 million in 2006. The increase in general and administrative expenses was due to the timing of the Acquisition. The increase was partially offset by a gain of $1.1 million recognized in the fourth quarter of 2006 related to the sale of the Company’s Pomona facility.

On October 31, 2006, the Company announced the freeze of the Company’s defined benefit pension plans as of December 31, 2006. As a result of the freeze, employees will not accrue additional benefits under the defined benefit pension plans after December 31, 2006. In addition, the Company’s pension obligation is significantly reduced because benefits payable to employees will not incorporate future compensation increases. As a result of this change, the Company recorded a pension curtailment gain of $13.2 million. In the fourth quarter of 2006, the Company recorded a plan settlement as a result of significant lump-sum cash payments made to employees from one of its defined benefit pension plans. As a result of this settlement, the Company recorded a settlement gain of $1.6 million.

In the fourth quarter of 2006, the Company recognized a trademark impairment charge of $3.7 million related to lower than projected sales of Dansk and Gorham product than what was estimated at the time of the original purchase price allocation. These trademark costs were originally recorded as part of the Acquisition.

Loss from operations increased by $40.2 million from ($59.7) million in 2005 to ($99.9) million in 2006. The increase was principally due to increased general and administrative expenses resulting from the timing of the Acquisition, partially offset by the pension curtailment and settlement gains and the gain on the sale of the Pomona facility recognized in 2006 as explained above.

Interest expense

Interest expense increased by $11.0 million from $5.7 million in 2005 to $16.7 million in 2006. The increase was principally due to the timing of the Acquisition. The Company incurred 12 months of interest expense related to the financing of the Acquisition in 2006 compared to only four months in 2005.

Provision for income taxes

The income tax provision rate was a 4% benefit in 2006 compared to a 37% provision in 2005. The change in the rate in 2006 was principally due to the goodwill impairment charges which were primarily non-tax deductible, the reversal of a $1.5 million deferred tax asset valuation allowance that the Company believed was no longer needed because the capital gains generated from the assets sold in 2006 will be used to offset previously recorded capital losses, the reversal of $1.0 million in tax accruals that were no longer needed as a result of the expiration of the applicable statute of limitations and the completion of tax audits, and a $0.6 million tax charge related to the revaluation of the Company’s net deferred tax assets as a result of a lower effective tax rate due to a legal entity restructuring that was needed to integrate the Lenox business and the Department 56 business.

COMPARISON OF RESULTS OF CONTINUING OPERATIONS 2005 TO 2004

Wholesale

Net sales were up 42% to $217.0 million in 2005 from $153.1 million in 2004 reflecting the impact of the Acquisition. Excluding the impact of the Acquisition, net sales were down 18% to $124.9 million. This decrease was principally due to a reduction in product shipments as a result of the continued contraction experienced in the gift and specialty channel since 1999.

The gross profit percentage was 42% in 2005 compared to 53% in the prior year reflecting the impact of the Acquisition. The gross profit percentage for the Lenox wholesale business for the year was negatively impacted by an $8.7 million purchase accounting fair market value adjustment related to the write-up of inventory to its estimated selling price less cost of disposal under the purchase method of accounting on the opening balance sheet date. Excluding the impact of this adjustment, the Company’s gross profit percentage was 46% in 2005 compared to 53% in 2004. This decrease was primarily due to the Company’s more aggressive pricing of many of its new items and its decision not to pass on cost increases on some of its existing items.

Selling expenses were $26.5 million, or 12% of sales, in 2005, compared to $16.2 million, or 11% of sales, in the prior year reflecting the impact of the Acquisition. Excluding the impact of the Acquisition, selling expenses were $16.9 million, or 13% of sales, in 2005, compared to $16.2 million, or 11% of sales in the prior year. The increase in selling expense as a percentage of sales was due to certain fixed selling expenses that did not decrease proportionally with the sales decrease.

Income from operations decreased $1.2 million to $64.3 million in 2005 from $65.5 million in 2004 reflecting the impact of the Acquisition. Excluding the impact of the Acquisition, operating income from continuing operations decreased $22.1 to $43.4 million in 2005 from $65.5 million in 2004. The decrease in operating income was principally due to the sales decrease in the gift and specialty channel and the decline in the gross profit percentage as explained above.

Retail

Net sales were $72.8 million in 2005 compared to $9.8 million in the prior year reflecting the impact of the Acquisition. Excluding the impact of the Acquisition, net sales were up 12% to $11.0 million. The increase was principally due to a same-store sales increase of 6% and the opening of a new retail store in June 2004 (which operated during the entire year in 2005 but only a portion of 2004). Same-store sales represent a comparison of the sales (during the corresponding weeks of the two fiscal years compared) of the stores included in our same-store sales base. A store first enters our same-store sales base after completing 12 fiscal months of operations. In 2005, there were six stores included in our same-store sales base and one of these stores was included for less than a year.

The gross profit percentage was 57% in 2005 compared to 74% in the prior year reflecting the impact of the Acquisition. Subsequent to the Acquisition date of September 1, 2005, the Lenox retail business was liquidating excess product acquired as part of the Acquisition. The impact of liquidating this excess product normally would have resulted in lower gross margins for the Lenox retail business. However, this impact was offset by the requirement to value Lenox inventory at its estimated selling price less cost of disposal under purchase accounting on the opening balance sheet date. The impact of this purchase accounting adjustment was approximately $5.8 million in 2005. Excluding the impact of the Acquisition, the gross margin percentage was 70% in 2005 compared to 74% in the prior year. The decrease in the gross profit percentage was principally due to higher markdowns and the Company’s more aggressive pricing of many of its new items as discussed under the Wholesale segment above.

Selling expenses were $22.4 million, or 31% of sales, in 2005, compared to $6.5 million, or 67% of sales, in the prior year reflecting the impact of the Acquisition. Excluding the impact of the Acquisition, selling expenses were $6.5 million, or 59% of sales, in 2005, compared to $6.5 million, or 66% of sales during 2004. The decrease in selling expense as a percentage of sales was primarily due the relocation of one of the Company’s retail stores and the resulting gain in connection with the buyout of the previous lease.

Income from operations increased $18.6 million to $19.3 million in 2005 from $0.7 million in 2004 reflecting the impact of the Acquisition. Excluding the impact of the Acquisition, operating income from continuing operations increased $0.4 million to $1.1 million in 2005 from $0.7 million in 2004. The increase in operating income was due to the increase in net sales described above.

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

Corporate

Net sales in the corporate segment represent licensing income from the licensing of Lenox brands. Net sales were $0.8 million in 2005.

General and administrative expense was $60.5 million in 2005 compared to $31.1 million in 2004 reflecting the impact of the Acquisition. Excluding the Acquisition, unallocated general and administrative expense was $31.4 million compared to $31.1 million in 2004.

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

SEASONALITY

The Company’s business is highly seasonal. It has historically recorded its highest Wholesale segment sales during the third and fourth quarters of each year as wholesale customers stock merchandise in anticipation of the holiday season. In addition, the Company records its highest Retail and Direct segment sales in the fourth quarter during the peak holiday shopping season. However, the Company can experience fluctuations in quarterly sales and related net income compared with the prior year due to the timing of receipt of product from suppliers and subsequent shipment of product from the Company to customers, as well as the timing of orders placed by customers. The Company is not managed to maximize quarter-to-quarter results, but rather to achieve annual objectives designed to achieve long-term growth consistent with the Company’s business strategy.

(In millions, except per share amounts)

	2006					2005

	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	Total	1st Qtr.	2nd Qtr.	3rd Qtr. [1]	4th Qtr. [1]	Total

Net sales[2]	$90.8	$98.4	$154.3	$159.1	$502.5	$19.6	$36.4	$99.6	$176.1	$331.7
Gross profit[2]	49.3	47.8	73.4	74.0	244.6	9.8	18.4	48.7	82.0	158.9
(Loss) income from continuing operations	(7.1)	(41.2)	5.4	(6.4)	(49.3)	(2.2)	4.5	11.5	3.6	17.4
Net (loss) income	(7.1)	(41.2)	5.4	(6.4)	(49.3)	(2.6)	4.1	11.1	2.6	15.2
(Loss) income from continuing operations per share assuming dilution	(0.52)	(3.00)	0.39	(.46)	(3.58)	(0.16)	0.32	0.84	0.26	1.26
Net (loss) income per common share assuming dilution	(0.52)	(3.00)	0.39	(.46)	(3.58)	(0.16)	0.30	0.81	0.19	1.10

[1]	Effective September 1, 2005 the Company completed the acquisition of Lenox from Brown-Forman. Therefore, the third and fourth quarters of 2005 contain the results of operations of the acquired entity.
[2]

In connection with the process to finalize the purchase accounting for the Lenox acquisition, in 2006 the Company identified certain items that were classified differently on the Statement of Operations by Department 56 (the acquiring company) and Lenox (the acquired company). In order to have consistent classification across the Company, the Company has reclassified certain items. See discussion provided under the caption “Reclassifications” within Note 1 to the Consolidated Financial Statements in this Form 10-K. The impact of these reclassifications to Net sales previously reported in the Company’s Form 10-Q’s for the first, second and third quarters of 2006 were an increase of $0.4 million, $0.5 million and $0.2 million, respectively. The impact of these reclassifications to Gross profit previously reported in the Company’s Form 10-Q’s for the first, second and third quarters of 2006 were an increase of $0.9 million, an increase of $1.3 million and a decrease of $0.1 million, respectively. The impact of these reclassifications to Net sales previously reported under the caption “Seasonality” in the Company’s 2005 Form 10-K for the first, second, third and fourth quarters of 2005 were an increase of $0.0 million, $0.0 million, $0.1 million and $0.7 million, respectively. The impact of these reclassifications to Gross profit previously reported under the caption “Seasonality” in the Company’s 2005 Form 10-K for the first, second, third and fourth quarters of 2005 were an increase of $0.9 million, $0.9 million, $0.5 million and $0.6 million, respectively. These reclassifications had no impact on (loss) income from continuing operations or consolidated net (loss) income for 2006 or 2005 and are reflected in the table above.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of cash are the funds generated from operations and its revolving credit facility, which is available for working capital and investment needs.

Consistent with customary practice in the giftware industry, the Company offers extended payment terms to some of its wholesale customers. This practice has created significant working capital requirements as the Company uses cash to source inventory, but does not receive cash from its customers until the fourth quarter and early first quarter of the subsequent year when the extended payment terms come due. Similarly, the Company’s Retail and Direct segments create working capital requirements during the first nine months of the year with revenue and cash collections peaking during the holiday season in the fourth quarter and early first quarter of the subsequent year. The Company finances these working capital requirements with seasonal borrowings under its revolving credit facility. Cash collected in the fourth quarter and first quarter of the subsequent year is used to repay the seasonal borrowings.

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

Based on current forecasted levels of operations, the Company believes its current cash and liquidity available under its revolving credit facility will be sufficient to finance working capital needs, capital expenditures and contractual obligations through the end of April, 2007. As discussed below, the Company is currently operating under limited waivers of noncompliance with certain covenants within its revolving credit facility, and these limited waivers expire on April 30, 2007. On or before this date, the Company will either have to negotiate amendments to these credit facilities or, in the alternative, obtain new credit agreements with other lenders. With the Company’s existing levels of indebtedness and the seasonal nature of its business as described above, the Company’s ability to operate is dependent upon its ability to secure adequate financing on or prior to April 30, 2007.

Cash Flows from Operations

Net cash used in operating activities was $15.3 million in 2006 compared to $60.4 million of cash provided by operating activities in 2005 and $24.9 million of cash provided by operating activities in 2004. The net cash used in operating activities of $15.3 million in 2006 was due to the Acquisition. The financing costs incurred to finance the Acquisition were higher than the income from operations from the Lenox business. In addition, the Company made payments of pension and post-retirement obligations of $14.3 million and payments of severance and restructuring charges that were recorded on the opening balance sheet as part of the Acquisition of $11.4 million.

The $75.7 million change in cash flow from operating activities was principally due to the timing of the Acquisition, the closing of Lenox retail stores during 2005 which generated significant cash flow in the last four months of 2005 that was not repeated in 2006, the payments of severance and restructuring charges explained above, and a decrease in cash provided from operating activities from the legacy Department 56 business.

Historically, due to the seasonality of the business, the acquired Lenox business has generated negative cash flow from operations during the first eight months of its fiscal year and has generated significant positive cash flow from operations during the last four months of its fiscal year. The 2005 cash flow from operating activities only included the last four months of the acquired Lenox business (as Lenox, Incorporated was acquired on September 1, 2005), resulting in a significant contribution of cash flow from operating activities. The 2006 cash flow from operating activities included the full 12 months of the acquired Lenox business, which contained the first eight months of the Company’s fiscal year, during which significant cash was used in operating activities. In addition, the Company generated positive cash flow from operations during the last four months of 2005 due to the closing of 31 Lenox retail stores, the closing of which was contemplated at the time of the Acquisition.

The decrease in cash flow from operating activities from 2005 to 2006 was also due to higher payments of severance and restructuring charges in 2006 than in 2005. On September 1, 2005, the Company accrued $13.8 million in acquisition reserves related to plant closings, retail store closings, and general restructurings that were planned as part of the Acquisition. Of that reserve, $1.8 million was paid in 2005 and $11.4 million was paid in 2006.

Finally, the change in cash flow from operating activities from 2005 to 2006 was also due to the continued contraction of the Department 56 business. Cash flow from the operating activities of the Department 56 business decreased by $9.7 million from 2005 to 2006.

Cash Flows from Investing Activities

Capital expenditures in 2006 were $12.4 million compared to $1.9 million and $2.2 million in 2005 and 2004, respectively. Capital expenditures in 2006 were principally related to the consolidation of the Lenox wholesale and direct businesses into a newly renovated office facility in Bristol, PA, costs associated with the opening of the Company’s new All the Hoopla stores, and manufacturing and technology infrastructure expenditures.

During 2006, the Company received net proceeds of $9.9 million from the sale of its Langhorne, PA facility, $6.6 million from the sale of its Pomona, NJ facility, and $26.3 million from the sale of its Hagerstown, MD facility (all such proceeds were used to repay a portion of the indebtedness with respect to the term loan facility as described below).

During 2006, the Company completed the acquisition of Willitts for $2.8 million. During 2005, the Company completed the acquisition of Lenox for $204.0 million, which included transaction costs of $7.6 million. See Note 3 to the Consolidated Financial Statements in this Form 10-K.

During 2005, the Company obtained cash of $11.2 million from the sale of available-for-sale securities, which the Company used for working capital purposes and to partially fund the Acquisition.

Cash Flows from Financing Activities

To finance the Acquisition in 2005, the Company entered into a revolving credit facility and a term loan facility. The credit facilities were used to finance the Acquisition and to payoff existing indebtedness under the Company’s old revolving credit facility, and the revolving credit facility is being used to finance working capital needs. In connection with the new credit facilities, the Company recorded $10.1 million in deferred financing fees, which is included in other assets on the Consolidated Balance Sheets and is being amortized over the lives of the credit facilities. During 2006, the Company entered into amendments to its credit facilities that required the payment of an amendment fee of $0.4 million, which was added to the unamortized balance at the time of amendment. The unamortized balance was $7.9 million and $9.5 million at December 30, 2006 and December 31, 2005, respectively. The revolving credit facility expires on September 1, 2010 and the term loan facility expires on September 1, 2011.

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

Borrowings under the revolving credit facility are subject to certain borrowing base limitations, and the Company’s borrowing capacity fluctuates during the year based upon accounts receivable and inventory levels. The Company’s borrowing capacity under the revolving credit facility as of December 30, 2006, was $100.2 million, of which $47.6 million was available for additional borrowings or letters of credit at such date. The revolving credit facility provides for commitment fees of 0.375% per annum on the daily average of the unused commitment.

The term loan facility provides for term loans in the aggregate principal amount of up to $100.0 million, and allows the Company to choose between two interest rate options in connection with its loans under the facility. The interest rate options are the Alternate Base Rate (as defined) or the Adjusted LIBOR Rate (as defined) plus an applicable margin. The applicable margin (as amended) was 2.75% for Alternate Base Rate loans and 3.75% for Adjusted LIBOR Rate loans.

In connection with the credit facilities amendments in 2006, the Company obtained limited consent to sell the manufacturing facility located in Pomona, NJ and its distribution/office facility located in Langhorne, PA, provided that 100% of the net cash proceeds of such sales were used to repay a portion of the indebtedness with respect to the term loan facility. During 2006, the Company also obtained consent to enter into a sale and leaseback transaction for its distribution facility located in Hagerstown, MD, provided that 100% of the net cash proceeds of such sale were used to repay of portion of the indebtedness with respect to the term loan facility. The sale of these facilities resulted in repayments of indebtedness under the term loan facility of $42.8 million during 2006. The Company also made scheduled amortization payments of indebtedness under the term loan facility of $8.3 million.

The contractual maturity of the Company’s $48,806 term loan facility as of December 30, 2006 is as follows:

Year	Contractual Maturities

2007	$5,423
2008	5,423
2009	5,423
2010	5,423
2011	27,114

Under the term loan facility, the Company is also obligated to make mandatory prepayments if certain events occur in the future such as asset sales, additional debt issuances, common and preferred stock issuances, and excess cash flow generation.

In accordance with Accounting Research Bulletin No. 43, the Company has classified the entire principal amount of its term debt as of December 30, 2006, as a current liability on the Consolidated Balance Sheets as its noncompliance with the financial covenants allows the debt to be called by the term lenders.

The credit facilities (as amended) contain customary financial conditions and covenants, including restrictions on additional indebtedness, liens, investments, capital expenditures, issuances of capital stock and dividends. The credit facilities also require maintenance of minimum levels of interest coverage and maximum levels of leverage, in each case at the end of each fiscal quarter. The minimum interest coverage ratio (as defined within the credit facility agreements) requires the Company to maintain a minimum ratio of Consolidated EBITDA (as defined within the credit facility agreements, which excludes non-cash impairment charges) to interest expense over a 12-month period ending on each fiscal quarter. The minimum ratio to be maintained at each quarter-end over the term of the facilities is defined within the credit facility agreements (as amended) and ranges from 2.35:1.0 to 3.75:1.0 (except for 1.25:1.0 during the first quarter of 2007 as referenced below). The maximum leverage ratio (as defined within the credit facility agreements) requires the Company to maintain a maximum ratio of debt (as measured at the end of each fiscal quarter) to Consolidated EBITDA over a 12-month period ending on each fiscal quarter. The maximum leverage ratio to be maintained at each quarter-end over the term of the facilities is defined within the credit facility agreements (as amended) and ranges from 2.0:1.0 to 5.75:1.0. As of December 30, 2006, the Company’s interest coverage ratio was 2.26:1.0 (compared to the minimum allowed for the period of 2.70:1.0), the leverage ratio was 2.70:1.0 (compared to the maximum allowed for the period of 2.35:1.0). With these ratios, the Company was not in compliance with the financial covenants under the credit facilities.

On February 9, 2007, the Company entered into waivers and amendments to the revolving credit facility and the term loan credit facility in connection with the Company’s noncompliance with the financial covenants under the credit agreements for the period ended December 30, 2006. Pursuant to the waivers and amendments, the lenders granted the Company a limited waiver of noncompliance through and including April 30, 2007, and temporarily amended the agreements to adjust the leverage ratio and interest coverage ratio levels for the first quarter of 2007. In addition, the amendment to the term loan facility increased the applicable margin for loans by 0.25% per annum. As consideration for the amendments, the Company paid amendment fees of $0.2 million.

In order to avoid defaulting under its existing credit facilities, on or before April 30, 2007, the Company will either have to negotiate amendments to the revolving and term credit facilities or obtain new credit agreements with other lenders. The Company is currently in discussions with the agent under its existing credit facilities as well as with other potential lenders regarding a modified or new lending arrangement. While the Company is optimistic it will be able to amend its existing facilities or enter into new facilities, it cannot provide assurance that it will occur.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

As of December 30, 2006, the Company is obligated to make cash payments in connection with its debt obligations, operating leases, purchase obligations, capital leases, environmental remediation costs and royalty guarantees in the amounts listed below. The Company has no off-balance sheet debt or other unrecorded obligations other than the items noted in the following table:

Payments Due (in thousands)

	2007	2008	2009	2010	2011	Thereafter	Total

Revolving Credit Facility[1,2]	$47,510	—	—	—	—	—	$47,510
Long-term Debt[2,3]	49,056	—	—	—	—	—	49,056
Operating Leases	16,126	$13,985	$12,508	$10,248	$9,172	$52,906	114,945
Purchase Commitments[4]	36,724	—	—	—	—	—	36,724
Capital leases	23	10	—	—	—	—	33
Environmental costs[5]	777	237	244	251	259	1,918	3,686
Royalty Guarantees[6]	607	189	55	—	—	—	851

Total	$150,823	$14,421	$12,807	$10,499	$9,431	$54,824	$252,805

[1]

The Company’s borrowings under the revolving credit facility are classified as current liabilities on the Consolidated Balance Sheets in accordance with Emerging Issues Task Force Issue No. 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement.

[2]

In accordance with Accounting Research Bulletin No. 43, the Company has classified the entire principal amount of its term debt as of December 30, 2006, as a current liability on the Consolidated Balance Sheets as its noncompliance with the financial covenants under the term loan credit facility as of such date allows the debt to be called by the term lenders. In addition to the principal payments on debt included in the summary of significant contractual obligations, the Company will incur interest expense on outstanding variable rate debt. All amounts outstanding under the revolving and term loan credit facilities are variable interest rate debt with weighted average interest rates as of December 30, 2006 of 7.96% and 9.14%, respectively. See Note 8 to the Consolidated Financial Statements.

[3]

Long term debt also includes the $150 in principal amount of the conditional notes payable to the Maryland Department of Business and Economic Development and the $100 in principal amount of the conditional notes payable to the County Commissioners of Washington County, Maryland. In addition to these principal amounts, the Company will incur interest expense at rates of 3% and 0%, respectively.

[4]	The Company is committed to pay suppliers of product under the terms of open purchase orders issued in the normal course of business.
[5]	The Company is responsible for the cleanup and/or monitoring of two environmental sites located in New Jersey.
[6]	The Company is committed to pay licensors under the terms of license agreements entered into in the normal course of business.

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

•

Pension and postretirement obligations – As of December 30, 2006, the Company had accrued pension and postretirement benefit obligations of $46.5 million. Because the specific periods in which those obligations will be funded are not known at this time, no amounts related to these obligations are reflected in the above table. The Company expects to contribute approximately $8.0 million to its pension plans and approximately $1.2 million to its postretirement plans in 2007. See Note 10 to the Consolidated Financial Statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have adopted various accounting policies to prepare the consolidated financial statements in accordance with accounting principles generally accepted in the United States. Our significant accounting policies are more fully described in Note 1 of the Notes to Consolidated Financial Statements in this Form 10-K. In connection with the preparation of the financial statements, we are required to make assumptions, make estimates and apply judgment that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. The Company bases its assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time the consolidated financial statements are prepared. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with generally accepted accounting principles. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

Management believes the following critical accounting policies require the most difficult, subjective or complex judgments about matters that are inherently uncertain and are therefore particularly important to an understanding of the Company’s results of operations and financial position:

Sales Returns and Credits – An allowance is established for credits related to possible returned or damaged product, markdowns and pricing and shipping discrepancies. The amount of the allowance is based on historical ratios of credits to sales, the historical average length of time between the sale and the credit, and other factors. Changes in customers’ behavior versus historical experience, changes in product damage or defect rates, or changes in the Company’s return policies are among the factors that would result in materially different amounts for this item. Based on 2006 sales returns and credits, a 10% increase or decrease in sales returns and credits would have had an impact of approximately $2.0 million.

Inventory Valuation – Inventory is valued at the lower of cost or net realizable value. The amount is determined by analyzing historical and projected sales information, plans for discontinued products and other factors. The Company procures product based on forecasted sales volume. If actual sales were significantly lower than forecasted sales due to unexpected economic or competitive conditions, it could result in materially higher surplus and discontinued inventories. Based on 2006 inventory write-downs, a 10% increase or decrease in inventory write-downs would have had an impact of less than $0.8 million.

Allowance for Doubtful Accounts – The Company records an allowance for estimated uncollectible accounts receivable based on an evaluation of its accounts receivable balance. This evaluation includes a number of factors including the age of the receivable, the financial condition of the customer, the current business environment and the historical collection experience for customers and consumers of similar background and nature. Additionally, since many of the Company’s wholesale sales have dating terms which come due in November and December, the Company does not have visibility into overdue balances for many of its wholesale customers until the fourth quarter of its fiscal year. Due to the seasonality of the Company’s business, the extended dating terms provided to wholesale customers and the relative size of accounts receivable balances at year-end, it is not uncommon for the Company to experience fluctuations in the provision for bad debt expense from quarter to quarter as the Company refines its estimate. Unexpected changes in the aforementioned factors would result in materially different amounts for this item. In addition, results could be materially different if economic conditions worsened for the Company’s customers. Based on 2006 bad debt write-offs, a 10% increase or decrease in bad debt write-offs would have had an impact of approximately $0.5 million.

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

Pension and Postretirement Benefits – The Company sponsors various defined benefit pension plans as well as postretirement plans providing retiree health care and retiree life insurance benefits. Benefits are based on such factors as years of service and compensation level during employment. The benefits expected to be paid are expensed over the employee’s expected service. To determine the expected benefits to be paid, the Company has to make assumptions regarding interest rates, return on plan assets and expected health care trend rates. Actual experience different from these assumptions could result in materially different benefit payments. In December 2006, the Company adopted SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132 (R) (“SFAS 158”). SFAS 158 requires that the Company recognize the overfunded or underfunded status of its defined benefit pension and postretirement plans as an asset or liability in the Company’s 2006 year-end balance sheet, with changes in the funded status recognized through comprehensive income in the year in which they occur.

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

Stock-Based Compensation – In accordance with SFAS 123R the estimated grant date fair value of each stock-based award is recognized in income on an accelerated basis (for existing options) and a straight-line basis (for new grants) over the requisite service period. The estimated fair value of each option is calculated using the Black-Scholes option-pricing model. The Company makes certain assumptions using the Black-Scholes option-pricing model which includes the risk-free interest rate, expected dividend yield, expected stock price volatility, expected life and expected forfeitures. Nonvested restricted stock is recorded as compensation cost over the requisite service periods based on the market value on the date of grant. Prior to January 1, 2006, the Company applied the recognition and measurement principles of APB Opinion No. 25 to stock options and other stock-based incentive plans as permitted pursuant to SFAS 123. In accordance with APB Opinion No. 25, cost for stock-based compensation was recognized in income based on the excess, if any, of the quoted market price of the stock at the grant date of the award or other measurement date over the amount an employee must pay to acquire the stock. The exercise price for stock options granted to employees equaled the fair market value of the Company’s common stock at the date of grant, thereby resulting in no recognition of compensation expense. Nonvested restricted stock was recorded as compensation cost over the requisite service periods based on the market value on the date of grant.

SUBSEQUENT EVENTS

Effective January 4, 2007, the Company entered into a consulting agreement with the Carl Marks Advisory Group LLC (CMAG). On January 5, 2007, the Company announced that Susan Engel, the Company’s Chief Executive Officer, Chairwoman of the Board and a director, had stepped down from all of those positions effective immediately. On January 5, 2007, the Company also announced that Stewart Kasen, the current Lead Director, was elected as Chairman of the Board. The Company announced that Marc Pfefferle, a partner at CMAG, was elected as interim Chief Executive Officer, replacing Susan Engel immediately.

On January 24, 2007, the Company entered into an amendment to the consulting agreement it signed with CMAG on January 4, 2007. Pursuant to the amendment, CMAG will provide the Company with an additional Managing Director to assist in the development of the 2007 business plan incorporating cost savings and profit improvement action plans and financial analysis and modeling related to the overall business, segment profitability and balance sheet tasks.

On February 9, 2007, the Company entered into a waiver and amendment to the Revolving Credit Agreement dated September 1, 2005 and the Term Loan Credit Agreement dated September 1, 2005. The waivers and amendments were entered into in connection with the Company’s noncompliance with certain financial covenants under the credit agreements for the period ended December 30, 2006. Pursuant to the waivers and amendments, the lenders granted the Company a limited waiver of noncompliance through and including April 30, 2007.

On February 26, 2007, the Company announced its intention to close the distribution center located in Rogers, MN in October 2007. The Company intends to transfer the distribution activities at its facility in Rogers to its distribution center located in Hagerstown, MD.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1 to the Consolidated Financial Statements, under the subheading, “New Accounting Standards”, at page F-15, regarding the effect of certain new accounting standards on the Company.

EFFECT OF INFLATION

The Company continually attempts to minimize any effect of inflation on earnings by controlling its operating costs and selling prices. During the past few years, the rate of inflation has been low and has not had a material impact on the Company’s results of operations.

FORWARD-LOOKING STATEMENTS AND FACTORS AFFECTING FUTURE EARNINGS

Certain statements made in this Annual Report on Form 10-K and the documents incorporated by reference in this Annual Report on Form 10-K include forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements regarding the Company’s expected future financial position, results of operations, cash flows, financing plans, business strategy, budgets, tax rates, capital expenditures, competitive positions, growth opportunities, plans and objectives of management, as well as statements containing words such as “anticipate,” “approximate,” “believe,” “plan,” “estimate,” “expect,” “project,” “could,” “should,” “will,” “intend,” “may” and other similar expressions, are forward-looking statements. Forward-looking statements do not relate strictly to historical or current facts.

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

The Company’s market risks relate primarily to changes in interest rates and currency exchange rates. The Company’s interest rate risk relates to its debt outstanding. The Company’s credit facilities bear interest at variable rates. As a result of this variable interest rate debt, the Company’s results of operations and cash flows will be exposed to changes in interest rates. Based on debt outstanding at December 30, 2006, a 1% increase or decrease in current market interest rates would have an impact of approximately $1.0 million on an annual basis.

Less than 2% of the Company’s wholesale sales and less than 3% of the Company’s sourced product purchases in fiscal year 2006 were denominated in a foreign currency. Based on these sales and product purchases, a 10% increase or decrease in the foreign currency exchange rates would have an impact of less than $1.0 million. At this time, the Company does not use derivative instruments to manage the exchange rate risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Consolidated Financial Statements beginning on page F-5 and quarterly data provided under the caption “Seasonality” within “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Lenox Group Inc. management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934. As of the end of the period covered by this report, The Company performed an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits to the Securities and Exchange Commission under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Controls Over Financial Reporting

No changes were made to the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management’s Report on Internal Control over Financial Reporting in included on Page F-1 of this 2006 Annual Report on Form 10-K and is incorporated herein by reference.

Report of Independent Registered Public Accounting Firm

The Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting is provided on page F-2 of this 2006 Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

JAMES E. BLOOM, 64, has been our director since November 2001. Mr. Bloom is a private investor and was a business consultant with Bloom Consulting, Inc. from July 2001 to December 2005. From January 1995 to June 2001, he was Vice President - Sales & Marketing with Charter Systems LLC, a software developer of business communications solutions for the telecommunications industry. Mr. Bloom has held a number of sales, marketing and managerial positions in the business technology area with various companies, starting his career with IBM Corporation in 1967.

GLENDA B. GLOVER, 54, has been our director since May 2006. Dr. Glover is the Dean of the College of Business of Jackson State University, a position she has held since 1994. From 1990 to 1994, Dr. Glover was the Chairperson of the Department of Accounting and an Assistant Professor at Howard University. Prior to joining Howard University, from 1985 to 1990, she was the Chief Financial Officer and a Senior Vice President of Metters Industries, Inc. From 1979 to 1985, Dr. Glover was Project manager of Tax Administration and Manager of Investor Relations at Potomac Electric Power Co. in Washington, D.C. Since 1998, Dr. Glover has been a member of the Board of Directors of the Student Loan Corporation, a publicly traded subsidiary of Citibank. She is Chairperson of the Board of Economic Analysis, Inc., a position she has held since 1998. Dr. Glover has also been a member of the Board of Regions Bank of Mississippi since 2000, and a member of the Board of the Jackson Municipal Airport Authority since 1998, where she recently served as Chairperson. Dr. Glover is an attorney and certified public accountant.

CHARLES N. HAYSSEN, 56, has been our director since March 2004. Mr. Hayssen has been Chief Operating Officer of AllOver Media, Inc., an out-of-home media company, since August 2004. Mr. Hayssen was a private investor from April 2004 to August 2004, and Chief Financial Officer of ThinkEquity Partners LLC, an equity capital markets firm, from September 2002 to April 2004. Prior to September 2002, Mr. Hayssen was a private investor from November 2001 to September 2002, and Chief Financial Officer of Access Cash International L.L.C. from February 2000 to November 2001. Previously, Mr. Hayssen held a number of positions over a nineteen-year career with Piper Jaffray Companies Inc., including three years as Chief Information Officer, two years as Chief Operating Officer of Piper Capital Management and eight years as Chief Financial Officer.

STEWART M. KASEN, 67, has been our director since December 2000 and Chairman of the Board since January 2007. Mr. Kasen has been President of S&K Famous Brands, Inc., a retailer of menswear, since April 2002. He was President of Schwarzschild Jewelers, a retail jewelry chain, from September 2001 to April 2002. From October 1999 until September 2001, Mr. Kasen was a consultant to the retail industry and a private investor. He was Chairman, President and Chief Executive Officer of Factory Card Outlet Corp., a specialty retailer, from May 1998 until October 1999. Mr. Kasen is a public company director of S&K Famous Brands, Inc., Markel Corp. and Retail Holdings N.V.

REATHA CLARK KING, 68, has been our director since May 2002. Dr. King was President and Executive Director of General Mills Foundation from November 1988 until May 2002, and served as Chairperson of the Foundation’s Board of Trustees from May 2002 until June 2003. She performs consulting work in organizational governance and philanthropic programs. Currently, Dr. King is a Senior Advisor for the Council on Foundations in Washington, D.C. Prior to joining General Mills Foundation, Dr. King held a variety of scientific and educational positions. Dr. King is a director of Exxon Mobil Corporation. She is a former director of the Wells Fargo & Company, H.B. Fuller Company and Minnesota Mutual Insurance Company.

DOLORES A. KUNDA, 51, has been our director since May 2006. Ms. Kunda is President and Chief Executive Officer of Lapiz Integrated Hispanic Marketing in Chicago, IL, a position she has held since 1999. From 1992 to 1999 she was employed at Leo Burnett USA where she held the position of the Vice President/Director Hispanic Marketing (from 1994 to 1999) and Vice President/Account Supervisor Hispanic (from 1992 to 1994). Ms. Kunda was a Vice President/Account Director for Leo Burnett Mexico SA de CV, Mexico, DF from 1990 to 1992. Prior to that Ms. Kunda served as an account executive for Leo Burnett USA (from 1987 to 1990) and J. Walter Thompson (from 1986 to 1987). Ms. Kunda is a member of the Board of Directors of the American Advertising Federation and the Association of American Advertising Agencies chairing the Hispanic Committee.

JOHN VINCENT (VIN) WEBER, 54, has been our director since February 1993. Mr. Weber served in the United States House of Representatives from 1981 to 1993, representing Minnesota’s 2nd Congressional District. Since 1994, Mr. Weber has been a Partner of Clark & Weinstock, Inc., providing strategic advice to institutions interested in issues before the legislative and executive branches of the federal government. Mr. Weber is Chairman of the National Endowment for Democracy, a private, nonprofit organization created in 1983 to strengthen democratic institutions around the world through non-governmental efforts. He also serves on the Board of The Council on Foreign Relations and co-chaired a major independent task force on U.S. Policy Toward Reform in the Arab World with former U.S. Secretary of State Madeleine Albright. He was co-director of the Domestic Policy Project of the Aspen Institute and currently serves as a full Trustee for the Institute and is a fellow at the Humphrey Institute at the University of Minnesota. In addition, Mr. Weber serves on the U.S. Secretary of State’s Advisory Committee on Democracy Promotion.

Executive Officers

Information regarding our executive officers is set forth under “Executive Officers of the Registrant” in Item 1 of this Annual Report on Form 10-K.

Compliance with Section 16(a) of the Exchange Act

Information required by this Item will be included in the 2007 Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance,” and such information is incorporated herein by reference.

Audit Committee Members and Audit Committee Financial Expert

Information required by this Item will be included in the 2007 Proxy Statement under the headings “Board and Committee Structure” and “Audit Committee” and such information is incorporated herein by reference.

Code of Ethics and Business Conduct

We have in place a Code of Ethics and Business Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer, all officers, directors, and employees and all of our subsidiaries. The Code of Ethics and Business Conduct may be accessed free of charge by visiting our investor relations website at www.lenoxgroupinc.com by clicking on “Corporate Governance”.

We intend to post on our website any amendment to, or waiver from, a provision of the Code of Ethics and Business Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer, and other persons performing similar functions, in accordance with the rules of the Securities and Exchange Commission and the New York Stock Exchange.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this Item will be included in the 2007 Proxy Statement in the sections captioned “Director Compensation,” “Executive Compensation” (except for the information set forth under the subcaption “Compensation Committee Report”) and “Compensation Committee Interlocks and Insider Participation” and such information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding the Company’s equity compensation plans as of December 30, 2006, is shown below:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options and Rights	Weighted-Average Exercise Price of Outstanding Options and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,079,478	$13.74	296,556
Equity compensation plans not approved by security holders	—	—	—

Total	2,079,478	$13.74	296,556

Information required by this Item will be included in the 2007 Proxy Statement in the section captioned “Security Ownership of Certain Beneficial Owners and Management,” and such information is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item will be included in the 2007 Proxy Statement in the sections captioned “Certain Relationships and Related Transactions” and “Board and Committee Structure” and such information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item will be included in the 2007 Proxy Statement in the section captioned “Principal Accountant Fees and Services” and such information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The Exhibits, and other documents filed as part of this Annual Report on Form 10-K, including those exhibits which are incorporated by reference herein, are:

Page

1.	Financial Statements
	Management’s Report on Internal Control over Financial Reporting	F-1
	Report of Independent Registered Public Accounting Firm – Internal Control over Financial Reporting	F-2
	Report of Independent Registered Public Accounting Firm – Consolidated Financial Statements	F-4
	Consolidated Balance Sheets as of December 30, 2006 and December 31, 2005	F-5
For the years ended December 30, 2006, December 31, 2005, and January 1, 2005:
	Consolidated Statements of Operations	F-6
	Consolidated Statements of Cash Flows	F-7
	Consolidated Statements of Stockholders’ Equity	F-8
	Notes to Consolidated Financial Statements	F-9
2.	Financial Statement Schedule
	II. Valuation and Qualifying Accounts	S-1
All other schedules have been omitted because they are not applicable.
3.	Exhibits
Exhibits required in connection with this Annual Report on Form 10-K are listed below.

Exhibit	Description

3.1

Restated Certificate of Incorporation of the Company. (Incorporated herein by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31 2005. SEC File No. 1-11908.)

3.2

Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of the Company. (Incorporated herein by reference to Exhibit 1.1 of the Company’s Amendment No. 1, dated May 12, 1997, to Registration Statement on Form 8-A, dated April 23, 1997. SEC File No. 1-11908.)

3.3	Restated By-Laws of the Company. (Incorporated herein by reference to Exhibit 3.3 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. SEC File No. 1-11908).

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

10.9

Department 56, Inc. 1993 Stock Incentive Plan. (Incorporated herein by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2001. SEC File No. 1-11908.) †

10.10

Department 56, Inc. 1995 Stock Incentive Plan. (Incorporated herein by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2001. SEC File No. 1-11908.) †

10.11

Department 56, Inc. 1997 Stock Incentive Plan. (Incorporated herein by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2001. SEC File No. 1-11908.) †

10.12

Department 56, Inc. 2004 Cash Incentive Plan. (Incorporated herein by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004. SEC File No. 1-11908.) †

10.13

Department 56, Inc. 2004 Stock Incentive Plan. (Incorporated herein by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004. SEC File No. 1-11908.) †

10.14

Form of Executive Stock Option Agreement in connection with Department 56, Inc. 1992 Stock Option Plan, Department 56, Inc. 1993 Stock Incentive Plan, Department 56, Inc. 1995 Stock Incentive Plan, and Department 56, Inc. 1997 Stock Incentive Plan. (Incorporated herein by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2000. SEC File No. 1-11908.) †

10.15

Form of Performance – Accelerated Vesting Stock Option Agreement in connection with Department 56, Inc. 1993, 1995 and 1997 Stock Incentive Plans. (Incorporated herein by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2000. SEC File No. 1-11908.) †

10.16

Forms of Letter Agreement between the Company and its executive officers. (Incorporated herein by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002. SEC File No. 1-11908.) †

10.17

Form of Department 56, Inc. Restricted Stock Agreement. (Incorporated herein by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2001. SEC File No. 1-11908.) †

10.18

Form of Department 56, Inc. 2001 Non-Officer Stock Option Plan. (Incorporated herein by reference to Exhibit 10.17 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2001. SEC File No. 1-11908.) †

10.19

Asset Purchase Agreement By and Among Department 56, Inc., Axis Holdings Corporation, Axis Corporation, All Shareholders of Axis Corporation, and Kirk Willey in the Capacity of Shareholders’ Representative. (Incorporated herein by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2001. SEC File No. 1-11908.) †

10.20

Letter Agreement between Department 56, Inc. and David Dewey, dated December 15, 2003. (Incorporated herein by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004. SEC File No. 1-11908.) †

10.21

Separation Agreement and General Release between Department 56, Inc. and David Weiser, dated November 9, 2004.(Incorporated herein by reference to Exhibit 10.21 of the Company’s Report on Form 10-K dated March 17, 2005. SEC File No. 1-11908.) †

10.22

Form of Stock Option Agreement for Officers under the Department 56, Inc. 2004 Stock Incentive Plan. (Incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed March 14, 2005. SEC File No. 1-11908.) †

10.23

Form of Performance Share Agreement under the Department 56, Inc. 2004 Stock Incentive Plan. (Incorporated herein by reference to Exhibit 10.2 of the Company’s Form 8-K filed March 14, 2005. SEC File No. 1-11908.) †

10.24

Form of Stock Option Agreement for Directors under the Department 56, Inc. 2004 Stock Incentive Plan. (Incorporated herein by reference to Exhibit 10.3 of the Company’s Form 8-K filed March 14, 2005. SEC File No. 1-11908.) †

10.25

Form of Restricted Stock Agreement under the Department 56, Inc. 2004 Stock Incentive Plan. (Incorporated herein by reference to Exhibit 10.4 of the Company’s Form 8-K filed March 14, 2005. SEC File No. 1-11908.) †

10.26

Department 56, Inc. Executive Nonqualified Excess Plan Adoption Agreement, dated February 17, 2005, and Plan Document. (Incorporated herein by reference to Exhibit 10.26 of the Company’s Report on Form 10-K dated March 17, 2005. SEC File No. 1-11908) †

10.27

Stock Purchase Agreement, dated as of July 21, 2005, by and between Department 56, Inc. and Brown-Forman Corporation. (Incorporated herein by reference to Exhibit 10.1 of the Company’s Report on Form 8-K, filed on July 25, 2005. SEC File No. 1-11908.)

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

10.32

Letter Agreement, dated September 26, 2005, between Linda Jones Miller and Department 56, Inc. (Incorporated herein by reference to Exhibit 10.1 of the Company’s Report on Form 8-K, filed on September 28, 2005, SEC File No. 1- 11908.)†

10.33

Form of Retention Agreement between Lenox, Incorporated and certain executive officers. (Incorporated herein by reference to Exhibit 10.1 of the Company’s Report on Form 8-K, filed on November 2, 2005, SEC File No. 1-11908.) †

10.34

Form of Letter Agreement between Department 56, Inc. and certain executive officers. (Incorporated herein by reference to Exhibit 10.2 of the Company’s Report on Form 8-K, filed on November 2, 2005, SEC File No. 1-11908.) †

10.35

Form of Restricted Stock Agreement for certain executive officers under the Department 56 2004 Stock Incentive Plan. (Incorporated herein by reference to Exhibit 10.3 of the Company’s Report on Form 8-K, filed on November 2, 2005, SEC File No. 1-11908.) †

10.36

2005 Form of Stock Option Agreement for Officers under the Lenox Group Inc. 2004 Stock Incentive Plan. (Incorporated herein by reference to Exhibit 10.1 of the Company’s Report on Form 8-K, filed on December 14, 2005, SEC File No. 1-11908.) †

10.37

2005 Form of Stock Option Agreement for Directors under the Lenox Group Inc. 2004 Stock Incentive Plan. (Incorporated herein by reference to Exhibit 10.2 of the Company’s Report on Form 8-K, filed on December 14, 2005, SEC File No. 1-11908.) †

10.38

Agreement of Lease, dated as of December 30, 2005, by and between Island View TCI, L.P. and Lenox, Incorporated. (Incorporated herein by reference to Exhibit 10.1 of the Company’s Report on Form 8-K, filed on December 30, 2005, SEC File No. 1-11908.)

10.39

Agreement of Sale, dated as of December 30, 2005, by and between PREI Wheeler Way Associates, LP and Lenox, Incorporated. (Incorporated herein by reference to Exhibit 10.2 of the Company’s Report on Form 8-K, filed on December 30, 2005, SEC File No. 1-11908.)

10.40

2005 Form of Stock Option Agreement for Officers under the Lenox Group Inc. 2004 Stock Incentive Plan. (Incorporated herein by reference to Exhibit 10.1 of the Company’s Report on Form 8-K, filed on January 5, 2006, SEC File No. 1-11908. †

10.41

2005 Form of Stock Option Agreement for Directors under the Lenox Group Inc. 2004 Stock Incentive Plan. (Incorporated herein by reference to Exhibit 10.2 of the Company’s Report on Form 8-K, filed on January 5, 2006, SEC File No. 1-11908.) †

10.42

Agreement of Lease, dated as of December 30, 2005, by and between Island View TCI, L.P. and Lenox, Incorporated. (Incorporated herein by reference to Exhibit 10.1 of the Company’s Report on Form 8-K, filed on January 6, 2006, SEC File No. 1-11908.)

10.43

Agreement of Sale, dated as of December 30, 2005, by and between PREI Wheeler Way Associates, LP and Lenox, Incorporated. (Incorporated herein by reference to Exhibit 10.2 of the Company’s Report on Form 8-K, filed on January 6, 2006, SEC File No. 1-11908.)

10.44

Amendment, dated April 27, 2006, to the Revolving Credit Agreement, dated as of September 1, 2005, among D 56, Inc., Department 56 Retail, Inc., Time to Celebrate Inc. and Lenox, Incorporated, as Borrowers, Department 56, Inc. and the other Guarantors party thereto, as Guarantors, the Lenders party thereto, UBS Securities LLC, as Arranger and Co-Syndication Agent, UBS AG, Stamford Branch, as Issuing Bank and Administrative Agent, UBS Loan Finance LLC, as Swingline Lender, JP Morgan Chase Bank, N.A., as Collateral Agent and Co-Syndication Agent, and Wells Fargo Foothill, LLC and Bank of America, N.A. as Co-Documentation Agents. (Incorporated herein by reference to Exhibit 10.1 of the Company’s Report on Form 8-K, filed on May 3, 2006, SEC File No. 1-11908.)

10.45

Amendment, dated April 27, 2006, to the Term Loan Credit Agreement, dated as of September 1, 2005, among D 56, Inc., Department 56 Retail, Inc., Time to Celebrate, Inc. and Lenox, Incorporated, as Borrowers, Department 56, Inc. and the other Guarantors party thereto, as Guarantors, the Lenders party thereto, UBS Securities LLC, as Sole Arranger and Syndication Agent, UBS AG, Stamford Branch, as Administrative Agent and Collateral Agent, and Wells Fargo Foothill, LLC, as Documentation Agent. (Incorporated herein by reference to Exhibit 10.2 of the Company’s Report on Form 8-K, filed on May 3, 2006, SEC File No. 1-11908.)

10.46

Agreement of Sale as of October 3, 2006 by and between Lenox, Incorporated and BTR Capital Fund II, LLC. (Incorporated herein by reference to Exhibit 10.1 of the Company’s Report on Form 8-K, filed on October 5, 2006, SEC File No. 1-11908.)

10.47

Purchase and Sale Agreement as of December 11, 2006 by and between Lenox, Incorporated and First Industrial Acquisitions, Inc. (Incorporated herein by reference to Exhibit 10.1 of the Company’s Report on Form 8-K, filed on December 14, 2006, SEC File No. 1-11908.)

10.48

Industrial Building Bond-Type Lease dated December 28, 2006 between FR Net Lease Co Investment Program 13, LLC and Lenox, Incorporated. (Incorporated herein by reference to Exhibit 10.1 of the Company’s Report on Form 8-K, filed on January 3, 2007, SEC File No. 1-11908.)

10.49

Resignation/Retirement Agreement between the Lenox Group Inc. and Susan E. Engel, dated effective as of January 4, 2007, including the form of Release entered into by Ms. Engel effective January 4, 2007. (Incorporated herein by reference to Exhibit 10.1 of the Company’s Report on Form 8-K, filed on January 9, 2007, SEC File No. 1-11908.) †

10.50	Form of Senior Management Change in Control Agreement. (Incorporated herein by reference to Exhibit 10.1 of the Company’s Report on Form 8-K, filed on January 17, 2007, SEC File No. 1-11908.) †

10.51	Consulting Agreement between Lenox Group Inc. and Carl Marks Advisory Group LLC (“CMAG”), dated January 4, 2007.*

10.52	Amendment, dated January 24, 2007, to Consulting Agreement between Lenox Group Inc. and Carl Marks Advisory Group LLC (“CMAG”), dated January 4, 2007.*

10.53

Waiver and Fourth Amendment, dated as of February 9, 2007, to the Revolving Credit Agreement, dated as of September 1, 2005, among D56, Inc., Lenox Retail, Inc. and Lenox, Incorporated, as Borrowers, Lenox Group Inc., Lenox Sales, Inc. and FL 56 Intermediate Corp., as Guarantors, the Lenders party thereto, UBS Securities LLC, as Arranger and Co-Syndication Agent, UBS AG, Stamford Branch, as Issuing Bank and Administrative Agent, UBS Loan Finance LLC, as Swingline Lender, JP Morgan Chase Bank, N.A., as Collateral Agent and Co-Syndication Agent, and Wells Fargo Foothill, LLC and Bank of America, N.A. as Co-Documentation Agents. (Incorporated herein by reference to Exhibit 10.1 of the Company’s Report on Form 8-K, filed on February 14, 2007, SEC File No. 1-11908.) †

10.54

Waiver and Third Amendment, dated as of February 9, 2007, to the Term Loan Credit Agreement, dated as of September 1, 2005, among D56, Inc., Lenox Retail, Inc. and Lenox, Incorporated, as Borrowers, Lenox Group Inc., Lenox Sales, Inc. and FL 56 Intermediate Corp., as Guarantors, the Lenders party thereto, UBS Securities LLC, as Sole Arranger and Syndication Agent, UBS AG, Stamford Branch, as Administrative Agent and Collateral Agent, and Wells Fargo Foothill, LLC, as Documentation Agent. (Incorporated herein by reference to Exhibit 10.2 of the Company’s Report on Form 8-K, filed on February 14, 2007, SEC File No. 1-11908.) †

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

LENOX GROUP INC.

Date: March 15, 2007	By:	/s/ MARC L. PFEFFERLE

Marc L. Pfefferle
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity in which signed	Date

/s/ MARC L. PFEFFERLE	Chief Executive Officer	March 15, 2007

Marc L. Pfefferle

/s/ TIMOTHY J. SCHUGEL	Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)	March 15, 2007

Timothy J. Schugel

/s/ GREGG A. PETERS	Vice President of Finance and Principal Accounting Officer (Principal Accounting Officer)	March 15, 2007

Gregg A. Peters

/s/ JAMES E. BLOOM	Director	March 15, 2007

James E. Bloom

/s/ STEWART M. KASEN	Chairman and Director	March 15, 2007

Stewart M. Kasen

/s/ DR. REATHA CLARK KING	Director	March 15, 2007

Dr. Reatha Clark King

/s/ CHARLES N. HAYSSEN	Director	March 15, 2007

Charles N. Hayssen

/s/ JOHN V. WEBER	Director	March 15, 2007

John V. Weber

/s/ GLENDA B. GLOVER	Director	March 15, 2007

Glenda B. Glover

/s/ DOLORES A. KUNDA	Director	March 15, 2007

Dolores A. Kunda

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 30, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

Based on this assessment and those criteria, management believes the Company’s internal control over financial reporting was effective as of December 30, 2006.

The Company’s independent auditors have issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. This report appears on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Internal Control over Financial Reporting

To the Board of Directors and Stockholders of
     Lenox Group Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Controls over Financial Reporting, that Lenox Group Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”). A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 30, 2006, is fairly stated, in all material respects, based on the criteria established in the COSO Framework. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2006, based on the criteria established in the COSO Framework.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 30, 2006, of the Company, and our report dated March 15, 2007, expressed an unqualified opinion on those financial statements and financial statement schedule and included explanatory paragraphs relating to the Company’s ability to continue as a going concern and to the changes in its method of accounting for defined benefit and pension and postretirement plans and stock-based compensation in 2006.

Minneapolis, Minnesota
March 15, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Consolidated Financial Statements

To the Board of Directors and Stockholders of
     Lenox Group Inc.:

We have audited the accompanying consolidated balance sheets of Lenox Group Inc. and subsidiaries (the “Company”) as of December 30, 2006 and December 31, 2005, and the related consolidated statements of operations, cash flows, and changes in stockholders’ equity for each of the three years in the period ended December 30, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 30, 2006 and December 31, 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 30, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1 and 8 to the consolidated financial statements, at December 30, 2006, the Company would not have been in compliance with certain financial covenants had the lender not temporarily amended its revolving credit facility and term loan credit facility and temporarily waived certain covenants. The Company is attempting to renegotiate amendments to the revolving and term credit facilities or obtain new credit agreements with other lenders. The Company’s difficulties in meeting its loan agreement covenants and financing needs raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also discussed in Notes 1 and 8 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Notes 1 and 10 to the consolidated financial statements, in 2006, the Company changed its method of accounting for defined benefit pension and postretirement benefit plans and as discussed in Note 14 to the consolidated financial statements, in 2006, the Company changed its method of accounting for stock-based compensation.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 30, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 15, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Minneapolis, Minnesota
March 15, 2007

LENOX GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
AS OF DECEMBER 30, 2006 AND DECEMBER 31, 2005

	2006	2005
ASSETS

Current assets:
Cash and cash equivalents	$875	$1,279
Accounts receivable, net of allowances of $13,456 and $13,534, respectively	52,059	55,563
Inventories	101,925	94,346
Deferred taxes	13,896	13,380
Income tax receivable	956	—
Other current assets	9,306	8,411

Total current assets	179,017	172,979

Property and equipment, net	49,471	71,428
Assets held for sale	—	17,018
Goodwill	—	53,769
Trademarks	119,439	121,971
Other intangibles	14,135	17,037
Marketable securities	2,098	2,449
Other assets	9,637	13,277

	$373,797	$469,928

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$49,056	$10,000
Borrowings on revolving credit facility	47,510	10,468
Accounts payable	35,248	31,270
Accrued compensation and benefits payable	6,428	16,538
Income taxes payable	—	6,590
Severance and restructuring reserves	1,939	12,201
Other current liabilities	8,576	6,554
Current liabilities of discontinued operations	—	32

Total current liabilities	148,757	93,653

Deferred compensation obligation	2,085	2,489
Pension obligations	30,664	87,014
Postretirement obligations	15,853	28,560
Deferred taxes	18,297	1,424
Long-term debt	—	90,250
Deferred gain on sale-leaseback	3,845	—
Other noncurrent liabilities	12,617	4,789

Commitments and contingencies (Note 15)

Stockholders’ equity:
Preferred stock, $.01 par value; authorized 20,000 shares; no shares issued
Common stock, $.01 par value; authorized 100,000 shares; issued 23,379 and 23,244 shares, respectively	234	232
Additional paid-in capital	64,085	65,691
Unearned compensation – restricted shares	—	(3,469)
Treasury stock, at cost; 9,272 and 9,214 shares, respectively	(217,186)	(217,188)
Retained earnings	266,153	316,483
Accumulated other comprehensive income	28,393	—

Total stockholders’ equity	141,679	161,749

	$373,797	$469,928

See notes to consolidated financial statements.

LENOX GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
YEARS ENDED DECEMBER 30, 2006, DECEMBER 31, 2005 AND JANUARY 1, 2005

	2006	2005	2004

NET SALES	$502,506	$331,728	$162,908

COST OF SALES	257,932	172,845	73,958

Gross profit	244,574	158,883	88,950

OPERATING EXPENSES -
Selling, general and administrative	234,676	126,394	53,834
Pension curtailment and settlement gains	(14,783)	—	—
Goodwill impairment	55,269	—	—
Trademark impairment	3,743	—	—

OPERATING (LOSS) INCOME FROM CONTINUING OPERATIONS	(34,331)	32,489	35,116

OTHER EXPENSE (INCOME):
Interest expense	16,697	5,735	493
Litigation settlement	—	—	(6,871)
Other, net	35	(744)	(414)

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(51,063)	27,498	41,908

(BENEFIT) PROVISION FOR INCOME TAXES	(1,795)	10,146	15,088

(LOSS) INCOME FROM CONTINUING OPERATIONS	(49,268)	17,352	26,820

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	—	(2,182)	(3,036)

NET (LOSS) INCOME	$(49,268)	$15,170	$23,784

(LOSS) INCOME PER SHARE – BASIC:

(LOSS) INCOME FROM CONTINUING OPERATIONS	$(3.58)	$1.27	$2.01

LOSS FROM DISCONTINUED OPERATIONS	—	(0.16)	(0.23)

NET (LOSS) INCOME PER SHARE – BASIC	$(3.58)	$1.11	$1.78

(LOSS) INCOME PER SHARE – DILUTED:

(LOSS) INCOME FROM CONTINUING OPERATIONS	$(3.58)	$1.26	$1.98

LOSS FROM DISCONTINUED OPERATIONS	—	(0.16)	(0.22)

NET (LOSS) INCOME PER SHARE – DILUTED	$(3.58)	$1.10	$1.76

See notes to consolidated financial statements.

LENOX GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
YEARS ENDED DECEMBER 30, 2006, DECEMBER 31, 2005 AND JANUARY 1, 2005

	2006	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(49,268)	$15,170	$23,784

Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Loss from discontinued operations	—	2,182	3,036
Depreciation	12,581	6,872	3,609
Goodwill impairment	55,269	—	—
Trademark impairment	3,743	—	—
(Gain) loss on disposal of assets	(1,457)	669	184
Pension curtailment and settlement gains	(14,783)	—	—
Amortization of other intangibles	2,902	1,460	140
Amortization of deferred financing fees	1,944	796	75
Stock-based compensation	1,518	989	389
Deferred taxes	843	(2,413)	1,311
Excess tax benefits from stock based compensation	(7)	272	519
Changes in assets and liabilities:
Accounts receivable	7,389	12,030	(7,489)
Inventories	(6,451)	36,442	(2,281)
Other assets	(238)	2,600	(667)
Accounts payable	(219)	(15,425)	536
Accrued compensation and benefits payable	(6,750)	(146)	(46)
Income taxes payable	(7,146)	2,275	(1,966)
Pension & postretirement obligations	(8,221)	(1,915)	—
Other liabilities	(6,873)	(632)	496
Net cash (used in) provided by operating activities from discontinued operations	(32)	(800)	3,303

Net cash (used in) provided by operating activities	(15,256)	60,426	24,933

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(12,385)	(1,905)	(2,184)
Proceeds from sale of assets	44,385	—	—
Acquisitions	(2,849)	(204,036)	—
Net sale (purchase) of available-for-sale securities	—	11,150	(1,150)
Net cash used in investing activities from discontinued operations	—	(3)	(29)

Net cash provided by (used in) investing activities	29,151	(194,794)	(3,363)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of common stock options	340	1,640	4,862
Payments of deferred financing fees	(397)	(10,125)	—
Excess tax benefits from stock based compensation	7	—	—
Borrowings on revolving credit agreement	265,201	121,500	15,000
Principal payments on revolving credit agreement	(228,159)	(111,032)	(15,000)
Principal payments on capital leases	(97)	—	—
Purchases of treasury stock	—	(79)	(146)
Borrowings on long-term debt	—	100,000	—
Principal payments on long-term debt	(51,194)	—	—

Net cash (used in) provided by financing activities	(14,299)	101,904	4,716

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(404)	(32,464)	26,286

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,279	33,743	7,457

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$875	$1,279	$33,743

See notes to consolidated financial statements.

LENOX GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
YEARS ENDED DECEMBER 30, 2006, DECEMBER 31, 2005 AND JANUARY 1, 2005

	Common Stock
					Unearned			Accumulated
	Shares Issued	Treasury Shares Purchased	Amount	Additional Paid-in Capital	Compensation Restricted Shares	Treasury Stock	Retained Earnings	Other Comprehensive Income	Total	Comprehensive Income (loss)

BALANCE AS OF JANUARY 3, 2004	22,363	(9,195)	$224	$54,020	$(514)	$(216,963)	$277,529	—	$114,296	$114,296

Net income							23,784		23,784
Shares issued upon the exercise of common stock options	398		4	4,858					4,862
Tax benefit related to stock options exercised				519					519
Restricted shares surrendered		(9)			53	(146)			(93)
Restricted shares amortization				34	228				262
Other	8			127					127

BALANCE AS OF JANUARY 1, 2005	22,769	(9,204)	228	59,558	(233)	(217,109)	301,313	—	$143,757	$143,757

Net income							15,170		15,170
Shares issued upon the exercise of common stock options	148		1	1,639					1,640
Tax benefit related to stock options exercised				272					272
Restricted shares surrendered		(10)		(67)	67	(79)			(79)
Restricted shares amortization					766				766
Restricted shares issued	309		3	4,066	(4,069)				0
Other	18			223					223

BALANCE AS OF DECEMBER 31, 2005	23,244	(9,214)	232	65,691	(3,469)	(217,188)	316,483	—	161,749

Net loss							(49,268)		(49,268)	(49,268)
Change in cumulative translation adjustment								(4)	(4)	(4)

Comprehensive loss										$(49,272)

Effect of accounting change (SFAS 123R)				(3,469)	3,469				0
Effect of accounting change (SFAS 158), net of tax of $(16,753)							(1,062)	$28,397	27,335
Shares issued upon the exercise of common stock options	34		1	339					340
Tax benefit related to stock options exercised				7					7
Restricted shares surrendered		(58)							0
Restricted shares amortization				1,194					1,194
Restricted shares issued	83		1	(1)					0
Stock-based compensation	18			324					324
Other						2			2

BALANCE AS OF DECEMBER 30, 2006	23,379	(9,272)	$234	$64,085	$0	$(217,186)	$266,153	$28,393	$141,679

See notes to consolidated financial statements.

LENOX GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business – Lenox Group Inc. and its subsidiaries (the Company) is a leading designer, distributor, wholesaler and retailer of fine quality tabletop, collectibles and other giftware products. The Company sells its product through gift, specialty retailers, department stores, and general merchandise chains, as well as through the Company’s own retail stores and direct channels of distribution, including Internet, catalog and mail order. The Company markets its products principally under the Department 56, Lenox, Dansk and Gorham brand names. The majority of the Company’s products are developed and designed by the Company’s in-house creative team and are manufactured for the Company by independently owned foreign manufacturers located primarily in the People’s Republic of China. The Company also owns and operates one domestic manufacturing facility that produces certain of its products. Approximately 2% of total revenue is derived from customers outside the United States and all long-lived assets are located within the United States.

Principles of Consolidation – The consolidated financial statements of the Company include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Effective September 1, 2005, the Company completed the acquisition of Lenox, Incorporated (“Lenox”). These financial statements and footnotes reflect the Lenox assets acquired, liabilities assumed, and results of operations of Lenox from the acquisition date of September 1, 2005. See Note 3.

The consolidated financial statements of the Company have been prepared on the assumption that it will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

On February 9, 2007, the Company entered into waivers and amendments to the revolving credit facility and the term loan credit facility in connection with the Company’s noncompliance with the financial covenants under the credit agreements for the period ended December 30, 2006. Pursuant to the waivers and amendments, the lenders granted the Company a limited waiver of noncompliance through and including April 30, 2007, and temporarily amended the agreements to adjust the leverage ratio and interest coverage ratio levels for the first quarter of 2007. In addition, the amendment to the term loan facility increased the applicable margin for loans by 0.25% per annum. As consideration for the amendments, the Company paid amendment fees of $0.2 million.

In order to avoid defaulting under its existing credit facilities, on or before April 30, 2007, the Company will either have to negotiate amendments to the revolving and term credit facilities or obtain new credit agreements with other lenders. The Company is currently in discussions with the agent under its existing credit facilities as well as with other potential lenders regarding a modified or new lending arrangement. While the Company is optimistic it will be able to amend its existing facilities or enter into new facilities, it cannot provide assurance that it will occur, which raises substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Fiscal Year End – The Company’s policy is to end its fiscal year on the Saturday closest to December 31. The years ended January 1, 2005, December 31, 2005 and December 30, 2006 included 52 weeks.

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

Short-Term Investments – The Company has historically held short-term investments consisting of Auction Rate Securities which represent funds available for current operations. In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, these short-term investments are classified as available-for-sale and are carried at cost, or par value, which approximates the fair market value. These securities have stated maturities beyond three months but are priced and traded as short-term instruments due to the liquidity provided through the interest rate mechanism of 28 to 49 days. The Company did not hold any Auction Rate Securities at the end of 2006 or 2005.

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

Property and Equipment – Property and equipment are stated at cost. Depreciation is computed on a straight-line method over the estimated useful lives of the assets (or in the case of leasehold improvements, the shorter of the estimated useful lives or lease terms). Estimated useful lives of the Company’s property and equipment are as follows:

Leasehold improvements	7-10 years
Furniture and fixtures	5-10 years
Computer hardware and software	2-5 years
Tooling	3-5 years
Other equipment	3-10 years
Building and improvements	20-45 years

Major improvements and replacements of property are capitalized. Maintenance, repairs, and minor improvements are expensed. Assets held for sale are stated at the lower of their carrying amount or fair value, less costs to sell.

Long-Lived Assets – The Company’s principal long-lived assets are its property and equipment which consists of its corporate headquarter buildings, its manufacturing facility, and the computer equipment, furniture and fixtures, machinery, and leasehold improvements at its corporate headquarter buildings, distribution centers, showrooms and retail stores. The Company annually reviews its long-lived assets for impairment.

Goodwill, Trademarks, and Other Intangible Assets – Goodwill represents the excess of the cost of acquired businesses over the fair value of identifiable tangible net assets and identifiable intangible assets purchased. During 2006, the Company wrote off its remaining goodwill. See Note 7.

The primary identifiable intangible assets of the Company include trademarks, customer relationships, favorable lease interests and non-compete agreements. Under the provisions of SFAS No. 142, identifiable intangibles with finite lives are amortized and those identifiable intangibles with indefinite lives are not amortized. Identifiable intangible assets that are subject to amortization are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Identifiable intangible assets not subject to amortization are tested for impairment annually or more frequently if events warrant. The impairment test consists of a comparison of the fair value of the intangible asset with its carrying amount. During the fourth quarter of 2006, the Company completed its annual impairment test for those identifiable assets not subject to amortization and recorded a trademark impairment charge of $3.7 million. See Note 7.

Deferred Financing Fees – The Company amortizes deferred financing fees over the life of the related debt agreement. Deferred financing fee amortization is included in interest expense in the Company’s Consolidated Statements of Operations.

Derivatives – The Company’s policy is not to use freestanding derivatives and not to enter into contracts with terms that cannot be designated as normal purchases or sales.

Revenue Recognition – The Company sells its products through wholesale channels, through Company-owned retail stores and directly to consumers. Revenue from sales to wholesale customers and from sales direct to the consumer is recognized when product is shipped, while revenue from sales of merchandise to retail customers is recognized at the time of sale. The Company believes that these are the times when persuasive evidence of an arrangement exists, delivery has occurred, the Company’s price is fixed and collectibility is reasonably assured. Revenue is recognized net of any applicable discounts and allowances. Customers, whether wholesale, retail or direct, do have the right to return product in certain limited situations. Such rights of return have not precluded revenue recognition because the Company has a long history with such returns on which it constructs a reserve.

Cost of Sales – The Company’s cost of sales principally includes the cost of product purchased from manufacturers, cost of manufactured product, inbound and outbound freight costs, duties, royalties, provisions for excess and obsolete product, and costs to purchase, receive, inspect and warehouse certain product.

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

Advertising Expense – The Company records advertising expense in accordance with Statement of Position No. 93-7. Advertising expense is principally expensed when incurred. Certain direct response advertising costs are capitalized and amortized over periods not exceeding one year. Capitalized direct response advertising costs included on the Company’s Consolidated Balance Sheets in other current assets for December 30, 2006 and December 31, 2005 were $2,756 and $2,061, respectively. Advertising expense (including amortization of direct response advertising costs and “Payments to Customers” described below) for 2006, 2005, and 2004 was $43,840, $19,561, $1,476, respectively. The significant increase in advertising expense for 2006 compared to 2005 and 2004 was due to the acquisition of Lenox. The 2006 expense includes twelve months of the Lenox business compared to four months in 2005. These amounts are included in selling, general and administrative expense within the Company’s Consolidated Statements of Operations.

Payments to Customers – The Company reimburses certain customers for cooperative advertising based on pre-negotiated amounts or up to a pre-determined percentage of the amount of product shipped to the customer. Cooperative advertising costs under these programs are expensed when product is shipped to the customer. Cooperative advertising expense for 2006, 2005, and 2004 was $9,939, $4,711, and $1,203, respectively.

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

Foreign Currency Exchange Rate Gains and Losses – The Company imports most of its products and, while the majority of these purchases are denominated in United States dollars, some of the purchases are denominated in foreign currency. In addition, the Company’s sales to Canadian customers are denominated in Canadian dollars. Foreign exchange rate gains and losses are included in other expense (income) within the accompanying Consolidated Statements of Operations. During 2006, 2005, and 2004 the Company recognized a loss of $171 and a gain of $181 and $303, respectively from the depreciation/appreciation of the Canadian dollar relative to the United States dollar. The Company may periodically enter into foreign exchange contracts or build foreign currency deposits as a partial hedge against currency fluctuations. The Company has not entered into any foreign exchange contracts during 2006, 2005 or 2004.

Pension and Postretirement Benefits – The Company sponsors various defined benefit pension plans as well as postretirement plans providing retiree health care and retiree life insurance benefits. Benefits are based on such factors as years of service and compensation level during employment. The benefits expected to be paid are expensed over the employee’s expected service. To determine the expected benefits to be paid, the Company has to make assumptions regarding interest rates, return on plan assets and expected health care trend rates. Actual experience different from these assumptions could result in materially different benefit payments.

Environmental Matters – In accordance with Statements of Position (SOP) 96-1, Environmental Remediation Liabilities, the Company measures its environmental liabilities on a discounted basis as the Company believes the amount and timing of cash payments for its liabilities are reliably determinable. Accruals for environmental liabilities are included in other noncurrent liabilities in the Consolidated Balance Sheets. See Note 18.

Stock-based compensation – Effective January 1, 2006, the Company adopted SFAS No. 123R (revised 2004), Share-Based Payment (SFAS 123R), which revised SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). This standard requires compensation costs related to share-based payment transactions to be recognized in the financial statements. The Company adopted the standard using the modified prospective transition method, which requires the application of the accounting standard to all share-based awards issued on or after the date of adoption and any outstanding share-based awards that were issued but not vested as of the date of adoption. See Note 14.

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

Net Income (Loss) per Common Share – Net income (loss) per common share is calculated by dividing net income (loss) by the weighted average number of shares outstanding during the period. Net income (loss) per common share assuming dilution reflects per share amounts that would have resulted had the Company’s dilutive outstanding stock options been converted to common stock. Restricted stock is considered outstanding on the date the stock becomes vested when computing net income (loss) per common share – basic. Restricted stock, to the extent it is probable that the stock will become vested, is considered outstanding on the grant date when computing net income (loss) per common share – assuming dilution. For the 52 weeks ended December 30, 2006, all options and unvested restricted stock were considered anti-dilutive and excluded from the computation of common equivalent shares because the Company reported a net loss. See Note 17.

Reclassifications – Certain previous year amounts have been reclassified to conform to current year presentation. These reclassifications, as discussed below, had no impact on consolidated net income (loss) or retained earnings.

In connection with the process to finalize the purchase accounting for the Lenox acquisition (see Note 3), the Company identified certain items that were classified differently on the Statement of Operations by Department 56 (the acquiring company) and Lenox (the acquired company). In order to have consistent classification across the Company, the Company has reclassified these items as follows:

Costs to develop new product, product samples and sculpt product were historically recorded in Cost of Sales (in the Wholesale segment) by Department 56. The Company has reclassified these expenses to Selling, General and Administrative expense for all periods presented (with product samples costs included in the Wholesale segment as a selling expense and new product development and sculpting costs included in the Corporate category as general and administrative expenses are generally not allocated to operating segments).

Licensing income was historically recorded in Selling, General and Administrative expense (in the Corporate category) by Lenox. The Company has reclassified this income to Net Sales (in the Corporate category) for all periods presented.

Freight costs incurred to ship product from its distribution centers to its company-owned retail stores were historically recorded in Selling, General and Administrative expense (in the Retail segment) by Lenox. The Company has reclassified these costs to Cost of Sales (in the Retail segment) for all periods presented.

The impact of the above reclassifications for the years ended December 31, 2005 and January 1, 2005 are as follows:

	2005	2004

Net sales (as previously reported)	$330,915	$162,908
Reclassification of licensing income	813	0

Net sales (as reported)	$331,728	$162,908

Cost of sales (as previously reported)	$174,985	$76,617
Reclassification of product development/samples	(3,349)	(2,659)
Reclassification of freight	1,209	0

Cost of sales (as reported)	$172,845	$73,958

Gross profit (as previously reported)	$155,930	$86,291
Reclassification of licensing income	813	0
Reclassification of product development/samples	3,349	2,659
Reclassification of freight	(1,209)	0

Gross profit (as reported)	$158,883	$88,950

Operating expenses (as previously reported)	$123,441	$51,175
Reclassification of licensing income	813	0
Reclassification of product development/samples	3,349	2,659
Reclassification of freight	(1,209)	0

Operating expenses (as reported)	$126,394	$53,834

Income from continuing operations (as previously reported)	$17,352	$26,820
Reclassification of licensing income	0	0
Reclassification of product development/samples	0	0
Reclassification of freight	0	0

Income from continuing operations (as reported)	$17,352	$26,820

New Accounting Standards – On July 13, 2006, Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 (FIN 48), was issued. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect that the adoption of FIN 48 will have on its consolidated results of operations and financial condition.

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

In September 2006, the FASB issued SFAS No. 158, Employers’Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No 87, 88, 106, and 132(R) (SFAS 158). SFAS 158 requires plan sponsors of defined benefit pension and other postretirement benefit plans (collectively, “postretirement plans”) to recognize the funded status of their postretirement benefit plans in the statement of financial position, measure the fair value of plan assets and benefit obligations as of the date of the fiscal year-end statement of financial position, and provide additional disclosures. On December 30, 2006, the Company adopted the recognition, measurement and disclosure provisions of SFAS 158. The effect of adopting SFAS 158 on the Company’s financial condition at December 30, 2006 has been included in the accompanying consolidated financial statements. See Note 10 for further discussion of the effect of adopting SFAS 158 on the Company’s consolidated financial statements.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect that the adoption of SFAS 159 will have on its consolidated results of operations and financial condition.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 addresses diversity in practice in quantifying financial statement misstatements. SAB 108 requires that a company quantify misstatements based on their impact on each of its financial statements and related disclosures. SAB 108 is effective for fiscal years ending after November 15, 2006, allowing a one-time transitional cumulative effect adjustment to retained earnings as of January 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB 108. The adoption of SAB 108 did not have a material impact on our consolidated results of operations and financial condition.

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

The results from Time to Celebrate’s operations are as follows:

	2005		2004

	Dollars	Percent of Net Sales	Dollars	Percent of Net Sales

Net sales	$2,038	100%	$1,807	100%
Gross profit	(215)	(11)	176	10
Selling, general and administrative expenses	3,054	150	2,689	149
Loss from operations	(3,269)	(160)	(2,513)	(139)
Other expense	140	7	87	5
Loss before income taxes	(3,409)	(167)	(2,600)	(144)
Income tax benefit	1,227	60	936	52
Net loss	(2,182)	(107)	(1,664)	(92)

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

The results from Geppeddo’s operations are as follows:

	2004

	Dollars	Percent of Net Sales

Net sales	$3,396	100%
Gross profit	855	25
Selling, general and administrative expenses	3,147	93
Impairment of assets	—	—
Amortization of other intangibles	—	—
Loss from operations	(2,292)	(67)
Other income	(147)	4
Loss before income taxes	(2,145)	(63)
Income tax benefit	773	23
Net loss	(1,372)	(40)

3.	ACQUISITION

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

Goodwill recorded as part of the initial purchase price allocation was $16.7 million at December 31, 2005. During the first eight months of 2006, finalization of the purchase price allocation resulted in adjustments of $1.5 million, which increased this amount to $18.2 million. The $1.5 million increase in goodwill was primarily due to further adjustments of preliminary valuations of the acquired tangible assets and assumed liabilities. In the fourth quarter of 2006, the Company recognized a goodwill impairment charge of $18.2 million as a result of lower than projected sales and profits from the Lenox wholesale reporting unit as compared to that which was originally projected at the date of the Acquisition. See Note 7.

Willitts Acquisition

Effective May 1, 2006, the Company completed its acquisition of certain assets and the assumption of certain liabilities of Willitts, a California-based designer and wholesaler of collectible and home décor products. The acquisition of the Willitts product lines, which include Thomas Blackshear’s Ebony Visions and Possible Dreams, added a broad range of diversity and contemporary expression to the Company’s product portfolio. The cash purchase price, which is based primarily upon the historical cost of the assets acquired less the obligations assumed as of the closing date, was $2.8 million. In addition to the cash purchase price, the Company may be required to make additional payments contingent on performance through 2009.

Of the $2.8 million cash purchase price, $1.2 million was allocated to indefinite-lived trademarks and the remaining $1.6 million was allocated to tangible assets purchased net of assumed liabilities. The results of operations from the acquired net assets since the acquisition date have been included in the Company’s consolidated financial statements and are not considered material.

4.	INVENTORIES

Inventories from continuing operations were comprised of:

	December 30, 2006	December 31, 2005

Raw materials	$3,925	$4,038
Work-in-process	4,793	6,442
Finished goods	93,207	83,866

Total inventories	$101,925	$94,346

Certain of the Company’s manufacturing flatware and giftware utilize fine silver as its principal raw material. The Company has a precious metals consignment arrangement with a major financial institution whereby the Company has the ability to obtain up to $9.0 million in consigned inventory to use in the manufacture of such products. As required by the terms of the consignment agreement, the Company does not take title to consigned inventory until product is sold. Accordingly, the Company does not include the value of consigned inventory or the corresponding liability in the financial statements. The value of consigned inventory as of December 30, 2006, December 31, 2005 and January 1, 2005 was $5.6, $3.8, and $0.0 million, respectively. Additionally, the Company expensed consignment fees related to this agreement of $0.3 million and $0.0 million for the 52 weeks ended December 30, 2006 and December 31, 2005, respectively. The consignment agreement may be terminated by the Company upon one week’s notice to the financial institution or by the financial institution upon 90 days written notice to the Company. On February 15, 2007, the Company received notice from the financial institution with which it has its precious metals consignment arrangement that such institution is terminating the consignment facility effective May 16, 2007.

5.	PROPERTY AND EQUIPMENT

Property and equipment at December 30, 2006 and December 31, 2005 is comprised of the following:

	2006	2005

Land	$1,666	$3,186
Leasehold improvements	13,123	10,118
Furniture and fixtures	9,810	8,100
Computer hardware and software	19,647	17,503
Tooling	1,391	931
Other equipment	23,068	21,847
Building and improvements	14,061	33,696
Construction in process	1,859	1,580

	84,625	96,961
Less accumulated depreciation	35,154	25,533

Property and equipment, net	$49,471	$71,428

The Company had accrued property and equipment purchases at December 30, 2006 and December 31, 2005 of $1,203 and $311, respectively.

6.	ASSETS SOLD

In the second quarter of 2006, the Company sold its Langhorne, PA facility for $9.9 million, net of closing costs. As these assets, including land and building, were recently purchased as part of the acquisition of Lenox, no gain or loss was recognized. In the fourth quarter of 2006, the Company sold its Pomona facility for $6.6 million, net of closing costs and recognized a $1.1 million gain. The amounts for the Langhorne and Pomona facilities were included in the 2005 assets held for sale on the Consolidated Balance Sheets. The Company has leased back a portion of the Langhorne, PA facility for office, warehousing, distribution and retail space. The term of the lease is through April 2008. The Company has also leased back square footage at the Pomona facility to continue various operations which include a retail lease, space for the manufacturing of sterling silver products, space for its technical center and space for customer service offices. These leasebacks are considered minor as defined by SFAS No. 28, Accounting for Sales with Leasebacks.

In the fourth quarter of 2006, the Company sold its Hagerstown, MD facility for net proceeds of $26.3 million, net of closing costs. The Company has leased back space for its distribution center for a non-terminable primary term of 15 years. The Company will also be responsible for all operating expenses including taxes and insurance on the property and the cost of services, repairs, maintenance and replacements to the property. The Company recognized a gain of $4.1 million on the sale of the facility, $0.3 million of this deferred gain was recorded in other current liabilities and $3.8 million was recorded in deferred gain on sale-leaseback in noncurrent liabilities on the Consolidated Balance Sheets. In accordance with SFAS No. 13, Accounting for Leases, and SFAS No. 28, Accounting for Sales with Leasebacks, the Company has deferred this gain and will recognize it over the period of the leaseback.

7.	GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill for the year ended December 30, 2006 by segment were as follows:

	Wholesale	Retail	Direct	Other*	Consolidated

Balance at December 31, 2005	$37,074	—	—	$16,695	$53,769

Allocation of acquired goodwill	16,695	—	—	(16,695)	—

Adjustment to acquired goodwill	1,500	—	—	—	1,500

Goodwill impairment	(55,269)	—	—	—	(55,269)

Balance at December 30, 2006	—	—	—	—	—

* In the third quarter of 2006, the Company allocated the goodwill acquired in connection with the purchase of Lenox to the Lenox wholesale reporting unit.

During the second quarter of 2006, the Company re-forecast its 2006 gift and specialty channel sales within the Department 56 wholesale reporting unit. The Company also experienced a decline in the quoted market price of its stock in the second quarter. Given these events, the Company determined it was more likely than not that a reduction of the fair value of the Department 56 wholesale reporting unit may have occurred. As a result, the Company completed a review of the Department 56 wholesale reporting unit goodwill in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142). Based on the results of this analysis, the Company recorded an impairment charge of $37.1 million to write-down the goodwill related to the Department 56 wholesale reporting unit. The fair value of that reporting unit was estimated using the expected present value of future cash flows.

During the fourth quarter of 2006, the Company completed its annual impairment test of goodwill, originally recorded from the acquisition of Lenox, in accordance with SFAS 142. The Company recognized a goodwill impairment charge of $18.2 million as a result of lower than projected sales and profits from the Lenox wholesale reporting unit as compared to that which was originally projected at the date of the Acquisition. The fair value of the Lenox wholesale reporting unit was estimated using the expected present value of future cash flows.

Intangible assets, other than goodwill, are comprised of the following:

	December 30, 2006			December 31, 2005

	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net

Finite-life intangible assets

Customer relationships	$15,300	$(2,202)	$13,098	$15,300	$(551)	$14,749

Favorable lease interests	2,542	(1,881)	661	2,542	(770)	1,772

Non-compete agreements	2,705	(2,329)	376	2,705	(2,189)	516

Indefinite-life intangible assets

Trademarks	123,578	(4,139)	119,439	126,110	(4,139)	121,971

Total Intangibles	$144,125	$(10,551)	$133,574	$146,657	$(7,649)	$139,008

In the fourth quarter of 2006, the Company recognized a trademark impairment of $3.7 million related to lower than projected sales of Dansk and Gorham product from that estimated at the time of the original purchase price allocation. In determining the fair value of its trademarks, the Company applies the income approach, using the relief from royalty method. These trademark costs were originally recorded as part of the acquisition of Lenox. As part of the acquisition of Willitts, $1.2 million of the cash purchase price was allocated to indefinite-lived trademarks.

Intangible asset amortization expense for the years ended December 30, 2006, December 31, 2005 and January 1, 2005 was $2,902, $1,460 and $140, respectively. Expected future amortization expense for finite-lived intangible assets is as follows:

2007	$2,149
2008	1,938
2009	1,846
2010	1,560
2011	1,242
Thereafter	5,400

$14,135

The above amortization expense forecast is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, impairment of intangible assets, accelerated amortization of intangible assets and other events.

8.	DEBT

Debt is comprised of the following:

	Average Interest rate December 30, 2006	December 30, 2006	December 31, 2005

Revolving credit facility	7.96%	$47,510	$10,468
Note payable to Maryland Department of Business and Economic Development[1]	3%	150	150
Note payable to the County Commissioners of Washington County, Maryland[1]	0%	100	100
Term loan facility[2]	9.14%	48,806	100,000

Total debt		$96,566	$110,718

[1]	Included in noncurrent long-term debt at December 31, 2005.
[2]	$90.0 million included in noncurrent long-term debt at December 31, 2005.

The note payable to the Maryland Department of Business and Economic Development is a conditional promissory note that accrues interest at 3% per year. The principal and interest payments are deferred until December 31, 2006 and thereafter are subject to multiple maturity dates determined by the Company’s employment levels at the Hagerstown, MD distribution facility. As of December 30, 2006, the Company had not achieved the employment levels required to qualify for full or partial debt forgiveness and therefore has classified the entire note payable as a current liability. Under the terms of this note the outstanding principal balance of the loan and accrued interest are due March 31, 2007.

The note payable to the County Commissioners of Washington County, Maryland is a conditional grant agreement that bears no interest charges. The principal payments are deferred until December 31, 2006 and thereafter are subject to multiple maturity dates determined by the Company’s employment levels at the Hagerstown, MD distribution facility. If the Company meets certain employment levels at December 31, 2006, 2007, and 2008 as defined by the terms of the agreement, the note may be fully or partially forgiven. As of December 30, 2006, the Company had not achieved the employment levels required to qualify for full or partial debt forgiveness and therefore has classified the entire note payable as a current liability.

To finance the acquisition of Lenox, the Company entered into a revolving credit facility and a term loan facility (the credit facilities). The credit facilities were obtained to finance the purchase of Lenox and to payoff existing indebtedness under the Company’s old revolving credit facility, and the revolving credit facility is also available to finance working capital needs. In connection with the new credit facilities, the Company recorded $10.1 million in deferred financing fees, which is included in other assets on the Consolidated Balance Sheets and is being amortized over the lives of the credit facilities. During 2006, the Company entered into amendments to its credit facilities that required the payment of an amendment fee of $0.4 million, which was added to the unamortized balance at the time of amendment. The unamortized balance was $7.9 million and $9.5 million at December 30, 2006 and December 31, 2005, respectively. The revolving credit facility expires on September 1, 2010 and the term loan facility expires on September 1, 2011.

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

Borrowings under the revolving credit facility are subject to certain borrowing base limitations, and the Company’s borrowing capacity fluctuates during the year based upon accounts receivable and inventory levels. The Company’s borrowing capacity under the revolving credit facility as of December 30, 2006, was $100.2 million, of which $47.6 million was available for additional borrowings or letters of credit at such date. The revolving credit facility provides for commitment fees of 0.375% per annum on the daily average of the unused commitment.

The term loan facility provides for term loans in the aggregate principal amount of up to $100.0 million, and allows the Company to choose between two interest rate options in connection with its loans under the facility. The interest rate options are the Alternate Base Rate (as defined) or the Adjusted LIBOR Rate (as defined) plus an applicable margin. The applicable margin (as amended) was 2.75% for Alternate Base Rate loans and 3.75% for Adjusted LIBOR Rate loans.

In connection with the credit facilities amendments in 2006, the Company obtained limited consent to sell the manufacturing facility located in Pomona, NJ and its distribution/office facility located in Langhorne, PA, provided that 100% of the net cash proceeds of such sales were used to repay a portion of the indebtedness with respect to the term loan facility. During 2006, the Company also obtained consent to enter into a sale and leaseback transaction for its distribution facility located in Hagerstown, MD, provided that 100% of the net cash proceeds of such sale were used to repay of portion of the indebtedness with respect to the term loan facility. The sale of these facilities resulted in repayments of indebtedness under the term loan facility of $42.8 million during 2006. The Company also made scheduled amortization payments of indebtedness under the term loan facility of $8.3 million.

The contractual maturity of the Company’s $48,806 term loan facility on December 30, 2006 is as follows:

Year	Contractual Maturities

2007	$5,423
2008	5,423
2009	5,423
2010	5,423
2011	27,114

Under the term loan facility, the Company is also obligated to make mandatory prepayments if certain events occur in the future such as asset sales, additional debt issuances, common and preferred stock issuances, and excess cash flow generation.

In accordance with Accounting Research Bulletin No. 43, the Company has classified the entire principal amount of its term debt as of December 30, 2006 as a current liability on the Consolidated Balance Sheets as its noncompliance with the financial covenants allows the debt to be called by the term lenders.

The credit facilities (as amended) contain customary financial conditions and covenants, including restrictions on additional indebtedness, liens, investments, capital expenditures, issuances of capital stock and dividends. The credit facilities also require maintenance of minimum levels of interest coverage and maximum levels of leverage, in each case at the end of each fiscal quarter. The minimum interest coverage ratio (as defined within the credit facility agreements) requires the Company to maintain a minimum ratio of Consolidated EBITDA (as defined within the credit facility agreements, which excludes non-cash impairment charges) to interest expense over a 12-month period ending on each fiscal quarter. The minimum ratio to be maintained at each quarter-end over the term of the facilities is defined within the credit facility agreements (as amended) and ranges from 2.35:1.0 to 3.75:1.0 (except for 1.25:1.0 during the first quarter of 2007 as referenced below). The maximum leverage ratio (as defined within the credit facility agreements) requires the Company to maintain a maximum ratio of debt (as measured at the end of each fiscal quarter) to Consolidated EBITDA over a 12-month period ending on each fiscal quarter. The maximum leverage ratio to be maintained at each quarter-end over the term of the facilities is defined within the credit facility agreements (as amended) and ranges from 2.0:1.0 to 5.75:1.0. As of December 30, 2006, the Company’s interest coverage ratio was 2.26:1.0 (compared to the minimum allowed for the period of 2.70:1.0), the leverage ratio was 2.70:1.0 (compared to the maximum allowed for the period of 2.35:1.0). With these ratios, the Company was not in compliance with the financial covenants under the credit facilities.

On February 9, 2007, the Company entered into waivers and amendments to the revolving credit facility and the term loan credit facility in connection with the Company’s noncompliance with the financial covenants under the credit agreements for the period ended December 30, 2006. Pursuant to the waivers and amendments, the lenders granted the Company a limited waiver of noncompliance through and including April 30, 2007, and temporarily amended the agreements to adjust the leverage ratio and interest coverage ratio levels for the first quarter of 2007. In addition, the amendment to the term loan facility increased the applicable margin for loans by 0.25% per annum. As consideration for the amendments, the Company paid amendment fees of $0.2 million.

In order to avoid defaulting under its existing credit facilities, on or before April 30, 2007, the Company will either have to negotiate amendments to the revolving and term credit facilities or obtain new credit agreements with other lenders. The Company is currently in discussions with the agent under its existing credit facilities as well as with other potential lenders regarding a modified or new lending arrangement. While the Company is optimistic it will be able to amend its existing facilities or enter into new facilities, it cannot provide assurance that it will occur.

The Company paid interest of $14,706, $15,255, and $542 during the years ended December 30, 2006, December 31, 2005, and January 1, 2005, respectively. Interest paid in 2006 and 2005 included payments of deferred financing fees of $397 and $10,126, respectively.

9.	SEVERANCE AND RESTRUCTURING COSTS

In connection with the acquisition of Lenox, the Company assumed severance reserves of $0.2 million related to plant closings, retail store closings and general restructurings that took place prior to the Company’s acquisition of Lenox. At September 1, 2005, the acquisition date, the Company accrued additional an $13.8 million related to an additional plant closing, retail store closings, and general restructurings that were planned as part of the acquisition. This additional charge increased goodwill recorded from the acquisition of Lenox. In 2006, finalization of the severance and restructuring reserves resulted in cumulative adjustment of $0.6 million.

The table below shows a reconciliation of the severance and restructuring reserve activity as of December 30, 2006:

	Plant Closings		Retail Store Closings Severance	General Restructuring Severance	Post Acquisition Severance
						Total Reserves
	Severance	Other

Assumed at acquisition date	—	—	$115	$87	—	$202
Recorded at acquisition date and charged to goodwill	$4,804	$2,790	1,822	4,402	—	13,818
Incurred	(1,110)	(181)	(144)	(384)	—	(1,819)

Balance, December 31, 2005	$3,694	$2,609	$1,793	$4,105	—	$12,201

Adjustment to Lenox opening balance sheet	—	—	—	600	—	600
Additional provisions	—	119	—	—	453	572
Incurred	(3,687)	(1,727)	(1,765)	(4,188)	(67)	(11,434)

Balance, December 30, 2006	$7	$1,001	$28	$517	$386	$1,939

10.	BENEFIT PLANS

Pension and Postretirement benefits

The Company has various defined benefit pension plans and postretirement health care plans providing retirement and health care benefits (and related assets associated with the plans). The following discussion provides information about the Company’s obligations related to these plans, the assets dedicated to meeting the obligations, and the amounts the Company recognized in its financial statements as a result of sponsoring these plans. The Company used its fiscal year end as the measurement date to determine the amounts of the plan obligations and assets presented below.

Curtailment, Plan Amendment and Settlement Gains

On October 31, 2006, the Company announced the freeze of the Company’s defined benefit pension plans as of December 31, 2006. As a result of the freeze, employees will not accrue additional benefits under the defined benefit pension plans after December 31, 2006. In addition, the Company’s pension obligation is significantly reduced because benefits payable to employees will not incorporate future compensation increases. In accordance with SFAS No. 88 (as amended) Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits (SFAS 88), the Company accounted for this suspension as a plan curtailment, re-measured its assets and obligations as of October 31, 2006, and recognized a curtailment gain of $13,188.

On October 31, 2006, the Company also announced the discontinuation of eligibility for postretirement welfare benefits for employees who were not retired as of December 31, 2006. In accordance with SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions (SFAS 106), the Company accounted for this discontinuation as a negative plan amendment, re-measured its obligations as of October 31, 2006, and reflected a negative prior service cost which is being amortized into net periodic benefit cost pursuant to the Company’s historical accounting policy. Because the benefits payable under the postretirement welfare plan were not related to future compensation increases, there was no plan curtailment.

In the fourth quarter of the Company’s 2006 fiscal year, the Company recorded a plan settlement as a result of significant lump-sum cash payments made to employees from one of its defined benefit pension plans. Under SFAS 88, a plan settlement is defined as a transaction that (a) is an irrevocable action, (b) relieves the employer (or the plan) of primary responsibility for a pension benefit obligation, and (c) eliminates significant risks related to the obligation and the assets used to effect the settlement. In accordance with SFAS 88, the Company recorded a gain of $1,595 which was a prorata portion of the unrecognized net actuarial gain at the time of the settlement.

Adoption of SFAS 158

On December 30, 2006, the Company adopted the recognition and disclosure provisions of SFAS 158. SFAS 158 required the Company to recognize the funded status (i.e. the difference between the fair value of plan assets and the projected benefit obligations) of its pension and postretirement health care plans in the December 30, 2006 statement of financial position, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The adjustment to accumulated other comprehensive income at adoption represents the net unrecognized actuarial gains and prior service costs which were previously netted against the plan’s funded status in the Company’s statement of financial position pursuant to the provisions of SFAS 87. These amounts will be subsequently recognized as net periodic benefit costs pursuant to the Company’s historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic benefit cost in the same periods will be recognized as a component of other comprehensive income. Those amounts will be subsequently recognized as a component of net periodic benefit cost on the same basis as the amounts recognized in accumulated other comprehensive income at adoption of SFAS 158.

On December 30, 2006, the Company also early adopted the measurement date provisions of SFAS 158 which requires the Company to measure plan assets and benefit obligations as of the date of its fiscal year-end statement of financial position. Accordingly, the Company has used a measurement date of December 30, 2006 to determine the amounts of the plan obligations and assets presented below. Under the transition provisions of SFAS 158, net periodic benefit cost for the period between the measurement date that is used for the immediately preceding fiscal year-end (i.e. the Company’s measurement date that was used for its fiscal year ended December 31, 2005 was September 30, 2005) and the beginning of the fiscal year that the measurement date provisions are applied (i.e. January 1, 2006) shall be recognized, net of tax, as a separate adjustment to retained earnings.

The incremental effects of adopting the provisions of SFAS 158 on the Company’s statement of financial position at December 30, 2006 are presented in the following table. The adoption of SFAS 158 had no effect on the Company’s consolidated statement of operations for the year ended December 30, 2006, or for any prior period presented, and it will not effect the Company’s operating results in future periods.

	Prior to Adopting SFAS 158	Effect of Adopting SFAS 158	As Reported at December 30, 2006

Pension obligations, net of assets	$63,217	$(31,924)	$31,293
Postretirement obligations	29,270	(12,164)	17,106
Deferred income tax liability	1,544	16,753	18,297
Retained earnings	267,215	(1,062)	266,153
Accumulated other comprehensive income	(4)	28,397	28,393

Included in accumulated other comprehensive income at December 30, 2006 are the following amounts that have not yet been recognized in net periodic benefit cost:

	Pension Benefits	Medical and Life Insurance Benefits	Total Benefits

Unrecognized prior service cost	—	$5,527	$5,527
Unrecognized actuarial gains	$20,503	2,367	24,321

	$20,503	$7,894	$28,397

The estimated actuarial gains for all pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost during the 2007 fiscal year is $1,194. The estimated prior service cost and actuarial gains for the postretirement plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost during the 2007 fiscal year is $698 and $163, respectively.

Obligations

We provide eligible employees with pension and other postretirement benefits based on such factors as years of service and compensation level during employment. The pension obligation shown below consists of benefits earned by employees to date based on current salary levels (“accumulated benefit obligation”). This table shows how the present value of our obligation changed from the beginning of the Company’s fiscal year to the end of the Company’s fiscal year.

	Pension Benefits FY 2006	Medical and Life Insurance Benefits FY 2006	Pension Benefits FY 2005	Medical and Life Insurance Benefits FY 2005

Obligation at beginning of the year	$188,931	$27,772	$200,380	$28,075
Service cost	4,647	840	2,001	172
Interest cost	9,461	1,341	3,329	454
Actuarial gain	(14,483)	(2,824)	(16,188)	(869)
Benefits paid	(15,210)	(1,256)	(591)	(60)
Plan amendments	—	(9,030)
Adjustment due to change in Measurement date	1,426	263	—	—
Gain due to curtailment	(13,188)	—	—	—

Obligation at end of the year	$161,584	$17,106	$188,931	$27,772

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

As shown above, our pension and postretirement obligations were reduced by net benefit payments in 2006 of $15,210 and $1,256, respectively. Expected benefit payments and expected Medicare Part D subsidy receipts over the next ten years are as follows:

	Pension Benefits	Medical and Life Insurance Benefits	Medicare Subsidies

2007	$8,366	$1,253	$(0)
2008	8,449	1,305	(258)
2009	8,697	1,274	(276)
2010	9,116	1,283	(288)
2011	9,439	1,309	(296)
2012-2016	54,216	7,117	(1,695)

Assets

The Company specifically invests certain assets in order to fund its pension benefit obligations. The Company’s investment goal is to earn a total return over time that will grow assets sufficient to fund its plans’ liabilities, after providing appropriate levels of contributions and accepting prudent levels of investment risk. In order to achieve this goal, plan assets are invested primarily in funds or portfolios of funds actively managed by outside managers. Investment risk is managed to prudent levels by company policies that require diversification of asset classes, manager styles and individual holdings. The Company measures and monitors investment risk through periodic performance reviews and periodic asset/liability studies.

Asset allocation is the most important method of achieving the Company’s investment goals and is based on its assessment of the plans’ long-term return objectives and the appropriate balances needed for liquidity, stability, and diversification. The allocation of the Company’s pension plan assets at fair value on December 30, 2006 and the target allocation for 2007, by asset category, are as follows:

	Actual 2006	Actual 2005	Target

Equity securities	71%	71%	75%
Debt securities	13%	15%	15%
Real estate	5%	5%	5%
Other	11%	9%	5%

Total	100%	100%	100%

This table shows how the fair value of the pension assets changed from the beginning of the Company’s fiscal year to the end of the Company’s fiscal year. (The Company does not have assets set aside for postretirement medical or life insurance benefits).

	Pension Benefits FY 2006	Medical and Life Insurance Benefits FY 2006	Pension Benefits FY 2005	Medical and Life Insurance Benefits FY 2005

Fair value at beginning of year (Acquisition date for FY 2005)	$116,160	—	$110,966	—
Actual return on plan assets	18,327	—	1,305	—
Company contributions	13,046	$1,256	4,480	$60
Benefits paid	(15,210)	(1,256)	(591)	(60)
Adjustment due to change in Measurement date	(2,032)	—	—	—

Fair value at end of the year	$130,291	$—	$116,160	—

Consistent with the Company’s funding policy, the Company expects to contribute approximately $8.0 million to its pension plans and approximately $1.2 million to its postretirement plans in 2007.

Funded Status

The funded status of a plan refers to the difference between the obligations and assets. The table below shows the funded status of the plan.

	Pension Benefits FY 2006	Medical and Life Insurance Benefits FY 2006	Pension Benefits FY 2005	Medical and Life Insurance Benefits FY 2005

Assets	$130,291	—	$116,160	—
Obligations	(161,584)	$(17,106)	(188,931)	$(27,772)

Funded Status	(31,293)	(17,106)	(72,771)	(27,772)
Unrecognized net gain	—	—	(14,243)	(788)

Accrued postretirement benefits	$(31,293)	$(17,106)	$(87,014)	$(28,560)

The under-funded status of the pension plans of $31,293 at December 30, 2006 is recognized in the accompanying Consolidated balance sheet as a current liability (reported in other current liabilities) of $629 and a non-current liability of $30,664 (reported in pension obligations). The under-funded status of the postretirement healthcare plan of $17,106 at December 30, 2006 is recognized as a current liability of $1,253 (reported in other current liabilities) and a non-current liability of $15,853 (reported in post retirement obligations). No plan assets are expected to be returned to the Company during the fiscal year-ended December 29, 2007.

The accumulated benefit obligation for each of the Company’s benefit plans exceeds the plan assets. The total accumulated benefit obligation for all plans was $178,690 and $176,547 at the end of 2006 and 2005, respectively.

Pension Expense

This table shows the components of the net periodic benefit expense recognized from the beginning of the Company’s fiscal year to the end of the Company’s fiscal year.

	Pension Benefits FY 2006	Medical and Life Insurance Benefits FY 2006	Pension Benefits FY 2005	Medical and Life Insurance Benefits FY 2005

Service cost	$4,647	$840	$2,001	$172
Interest cost	9,461	1,341	3,329	454
Expected return on assets	(9,629)	—	(3,154)	—
Amortization of:
Prior service cost (benefit)	—	(116)	—	—
Actuarial gain	(426)	(16)	—	—

Net periodic benefit expense before curtailment and settlement gains	4,053	2,049	—	—
SFAS 88 curtailment gain	(13,188)	—	—	—
SFAS 88 settlement gain	(1,595)	—	—	—

Net periodic benefit expense	$(10,730)	$2,049	$2,176	$626

The pension expense recorded during the year was estimated at the beginning of the fiscal year. As a result, the amount is calculated using an expected return on plan assets rather than the actual return. The difference between actual and expected returns is included in the unrecognized net gain or loss at the end of the year.

Assumptions and Sensitivity

The Company uses various assumptions to determine the obligations and expense related to its pension and postretirement healthcare plans. The assumptions used in computing benefit plan obligations as of the end of the year were as follows:

	Pension Benefits FY 2006	Medical and Life Insurance Benefits FY 2006	Pension Benefits FY 2005	Medical and Life Insurance Benefits FY 2005

Discount rate	5.75%	5.75%	5.25%	5.25%
Rate of salary increase	4.00%	—	4.00%	—
Expected return on plan assets	8.50%	—	8.50%	—

The assumptions used in computing benefit plan expense during the year were as follows:

	Pension Benefits FY 2006	Medical and Life Insurance Benefits FY 2006	Pension Benefits FY 2005	Medical and Life Insurance Benefits FY 2005

Discount rate, beginning of the year	5.25%	5.25%	5.00%	5.00%
Discount rate at curtailment Re-measurement date	5.75%	5.75%
Rate of salary increase	4.00%	—	4.00%	—
Expected return on plan assets	8.50%	—	8.00%	—

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

The expected return on plan assets represents the long-term rate of return that the Company assumes will be earned over the life of the pension assets, considering the distribution of those assets among investment classes and the related historical rates of return.

The assumed healthcare cost trend rates as of the end of the year were as follows:

	Medical and Life Insurance Benefits FY 2006	Medical and Life Insurance Benefits FY 2005

Healthcare cost trend rate:
Present rate before age 65	7.19%	8.31%
Present rate age 65 and after	7.94%	9.56%

The Company projects healthcare cost trend rates to decline gradually to 5.5% by 2010 and to remain level after that. Assumed healthcare cost trend rates have a significant effect on the amounts reported for postretirement healthcare plans. A one percentage point increase in assumed healthcare cost trend rates would increase the accumulated postretirement benefit obligation as of December 30, 2006 by $896 and the annual aggregate service and interest cost by $296. A one percentage point decrease in assumed healthcare cost trend rates would decrease the accumulated postretirement benefit obligation as of December 30, 2006 by $851 and the annual aggregate service and interest cost by $243.

Savings Plan

The Company has qualified contributory retirement plans (the Plans) under Section 401(k) of the Internal Revenue Code which covers substantially all full-time and certain part-time employees who meet certain eligibility requirements. Voluntary contributions are made by participants and Company matching contributions are made at the discretion of the Board of Directors, subject to certain limitations. Certain of the Plans also allow the Company to make discretionary profit-sharing contributions to the Plan up to the maximum amount deductible for income tax purposes. All Company contributions are invested in a series of diversified investment options at the election of the employee. The Company does not make matching or profit sharing contributions in Company stock. The Company’s total profit-sharing contributions were $0, $1,254, and $1,717 for the years ended December 30, 2006, December 31, 2005 and January 1, 2005, respectively.

11.	INCOME TAXES
The provision for income taxes for the years ended December 30, 2006, December 31, 2005, and January 1, 2005 consisted of the following:

	2006	2005	2004

Current:
Federal	$(1,475)	$10,830	$13,138
State	(198)	1,964	787
Foreign	44	16	25
Deferred:
Federal	741	(2,154)	991
State	103	(510)	147
Adjustment of prior year tax accruals	(1,010)	—	—

(Benefit) provision for income taxes from continuing operations	(1,795)	10,146	15,088
Provision for income taxes from discontinued operations	—	(1,227)	(1,709)

(Benefit) provision for income taxes	$(1,795)	$8,919	$13,379

During 2006, the Company reversed $1,010 of tax accruals that were no longer needed as a result of the expiration of the applicable statue of limitations and the completion of tax audits.

The reconciliation between income tax expense based on statutory income tax rates and the provision for income taxes is as follows:

	2006	2005	2004

(Benefit) provision for income taxes at federal statutory rate	$(17,872)	$9,624	$14,667
Valuation allowance	(1,520)	—	—
State income taxes, net of federal income tax benefit	58	979	664
Goodwill impairment	18,030	—	—
Charitable donations of inventory	(104)	(32)	(66)
Adjustment of prior year tax accruals	(1,010)	—	—
Other	623	(425)	(177)

(Benefit) provision for income taxes from continuing operations	(1,795)	10,146	15,088
Provision for income taxes from discontinued operations	—	(1,227)	(1,709)

(Benefit) provision for income taxes	$(1,795)	$8,919	$13,379

The components of the net deferred tax (liability) asset at December 30, 2006 and December 31, 2005 were as follows:

	2006	2005

DEFERRED TAX ASSETS:
Defined benefit pension reserve obligation	$8,415	$28,919
Asset valuation reserves	13,629	8,890
Minority interest activity	—	1,520
Deferred compensation	1,422	1,014
Accrued liabilities	2,148	783
Severance and restructuring reserves	665	5,184
Other deferred tax assets	1,166	891
Deferred gain on sale of facility	1,565	—
Less: Deferred tax valuation allowance	—	(1,520)

Total deferred tax assets	29,010	45,681

	2006	2005

DEFERRED TAX LIABILITIES:	(28,975)	(26,127)
Intangible assets	(2,009)	(5,294)
Property and equipment depreciation	(2,427)	(2,304)

Prepaids and other	(33,411)	(33,725)

Total deferred tax liabilities	$(4,401)	$11,956

The $4,401 net deferred tax liability at December 30, 2006 is presented as a net deferred current asset of $13,896 and a net deferred noncurrent liability of $18,297. The $11,956 net deferred tax asset at December 31, 2005 is presented as a net deferred current asset of $13,380 and a net deferred noncurrent liability of $1,424.

The Company paid income taxes of $1,897, $8,979, and $10,746 during the years ended December 30, 2006, December 31, 2005, and January 1, 2005, respectively.

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

At December 30, 2006 one customer accounted for approximately 17% of the Company’s total accounts receivable. For the twelve months ended December 30, 2006, this same customer accounted for approximately 17% of the Company’s total net sales.

14.	STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted SFAS No. 123R (revised 2004), Share-Based Payment (SFAS 123R), which revised SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). This standard requires compensation costs related to share-based payment transactions to be recognized in the financial statements. The Company adopted the standard using the modified prospective transition method, which requires the application of the accounting standard to all share-based awards issued on or after the date of adoption and any outstanding share-based awards that were issued but not vested as of the date of adoption. Accordingly, the Company did not restate the financial information for 2005 and 2004 as a result of the adoption.

Total stock-based compensation expense for the year ended December 30, 2006 was $1,518. The adoption of SFAS 123R in 2006 resulted in the recognition of incremental pre-tax stock-based compensation expense for the year ended December 30, 2006 of $181, and an increase in net loss of $112 (the impact on basic and diluted earnings per share during the year ended December 30, 2006 was $0.01). The adoption also resulted in a reduction in cash flows from operating activities of $7 and an increase in cash flows from financing activities of $7 for the year ended December 30, 2006. Additionally, upon adoption of SFAS 123R, the Company reclassified unearned compensation on non-vested restricted stock of $3,469 to additional paid-in capital. The cumulative effect adjustment for forfeitures related to nonvested restricted stock and options was not material.

Total stock-based compensation expense for the years ended December 31, 2005 and January 1, 2005 was $989 and $389, respectively (which are included in the net income as reported figures in the table below). Prior to 2006, the Company applied APB 25 and the disclosure-only provisions of SFAS 123. The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensations for the years ended December 31, 2005 and January 1, 2005.

	2005	2004

Net income:
As reported	$15,170	$23,784
Stock-based compensation, net of related tax effects	(2,388)	(1,587)

Pro forma	12,782	22,197

Net income per common share – basic:
As reported	$1.11	$1.78
Pro forma	0.94	1.66

Net income per common share – assuming dilution:
As reported	$1.10	$1.76
Pro forma	0.93	1.64

The Company estimates the fair values of each option using the Black-Scholes option-pricing model using the following assumptions:

	2006	2005	2004

Risk-free interest rate	4.6% - 5.1%	3.8% - 4.1%	3.8% - 3.9%
Expected dividend yield	0%	0%	0%
Expected stock price volatility	49%	32%	50%
Expected life (in years)	6	6	6

The expected term of options is based on the historical exercise behavior of employees. The expected volatility is based on historical volatility for a period equal to the stock option’s expected term. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant.

Stock Incentive Plans

As of December 30, 2006, the Company had incentive plans allowing the Company to grant options, stock appreciation rights, shares or performance units to employees, directors, officers, consultants and advisors. As of December 30, 2006, 296,556 shares were available for granting under the stock incentive plans.

Stock Options – Under the stock incentive plans, all employee options granted have an exercise price equal to the market value of the common stock at the date of grant, generally have a term of ten years and are exercisable at various times after the first anniversary date of the grant date.

A summary of the status of the Company’s stock option activity as of December 30, 2006 and changes during the year then ended is presented below:

		2006

	Shares	Weighted Average Exercise Price	Weighted Remaining Contractual Life (Years)	Average Aggregate Intrinsic Value

Outstanding at beginning of year	2,207,191	$14.32
Granted	107,068	9.50
Exercised	(33,600)	10.08
Forfeited	(25,567)	15.77
Expired or Canceled	(175,614)	18.89

Outstanding at end of year	2,079,478	13.74	5.4	$34

Options exercisable at end of year	1,964,409	13.97	5.2	$0

The vested or expected to vest approximates shares outstanding as the Company does not anticipate significant forfeitures.

The weighted-average grant date fair value of options granted for the years ended December 30, 2006, December 31, 2005 and January 1, 2005 was estimated to be $5.04, $5.25 and $8.27 per share, respectively. The total intrinsic value of options that were exercised for the years ended December 30, 2006, December 31, 2005 and January 1, 2005 was $86, $755 and $1,443, respectively. As of December 30, 2006, the total unrecognized compensation cost related to stock options was $400 and is expected to be recognized over a weighted average period of 1.0 years.

Cash received from option exercises for the years ended December 30, 2006, December 31, 2005 and January 1, 2005 was $340, $1,640 and $4,862, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $32, $272 and $519 for years ended December 30, 2006, December 31, 2005 and January 1, 2005, respectively.

Performance- and Time- Vesting Restricted Stock – The Company granted 83,534 restricted shares of common stock to executive officers, directors and employees during the 52 weeks ended December 30, 2006. Under SFAS 123R, these shares are considered to be nonvested shares, as defined. Of these shares, 31,034 shares were performance-vesting and 52,500 shares were time-vesting. Performance-vesting shares may be earned and become vested in a specific percentage depending upon the extent to which the target performance is met as of the last day of the performance cycle. Time-vesting shares generally become vested after the duration of a specified period of time.

A summary of the status of the Company’s nonvested restricted stock activity as of December 30, 2006 and changes during the year then ended is presented below:

	2006

	Shares	Grant Date Fair Value

Outstanding at beginning of year	312,282	$13.72
Granted	83,534	8.64
Vested	(10,000)	12.52
Forfeited	(58,287)	13.14

Outstanding at end of year	327,529	12.61

As of December 30, 2006, the total unrecognized compensation cost related to nonvested restricted stock granted was $2.3 million. Of this amount, $1.1 million is expected to be recognized over a weighted average period of 1.0 years, and the remaining $1.2 million relates to the performance-vesting restricted stock for which target performance is not expected to be met and therefore the cost is not expected to be recognized. The total fair value of restricted stock vested for the years ended December 30, 2006, December 31, 2005 and January 1, 2005 was $125, $197 and $177, respectively.

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

15.	COMMITMENTS AND CONTINGENCIES

Operating Leases – The Company leases warehouse, office and retail store space, equipment, and showroom display facilities under renewable operating leases with remaining terms of up to 10 years. In addition to the base rent, the Company pays its proportionate share of taxes, special assessments, and operating expenses of the warehouse and retail store space and showroom display facilities.

The following is a schedule of future annual minimum lease payments for noncancelable operating leases as of December 30, 2006:

2007	$16,126
2008	13,985
2009	12,508
2010	10,248
2011	9,172
Thereafter	52,906

$114,945

Certain of the Company’s leases contain pre-determined rent increases over the life of the lease. These rent increases are included in the above-referenced minimum lease table in the year in which the rent increase occurs. When recording rent expense, the Company amortizes the total amount of the rent payments on a straight-line basis over the term of the lease. When the Company receives leasehold improvement funding as an incentive to enter into a lease, the Company amortizes these incentives against rent expense on a straight line basis over the term of the lease. The Company’s rent expense was $13,224, $7,275, and $4,127 for the years ended December 30, 2006, December 31, 2005, and January 1, 2005, respectively.

Letters of Credit – The Company had outstanding standby and commercial letters of credit of $5,516 at December 30, 2006 relating primarily to securing our performance to third-parties under self-insurance programs as well as for purchase commitments issued to foreign suppliers and vendors.

Legal Proceedings – In August 2004, plaintiffs purporting to represent a class of consumers who purchased tableware sold in the United States filed suit against Federated Department Stores, the May Department Stores Company, Waterford Wedgwood U.S.A. and Lenox, Incorporated (“Lenox”) in United States District Court for the Northern District of California. In November 2004, plaintiffs filed a consolidated amended complaint alleging that for the period beginning at least as early as May 1 2001, through the filing of the amended complaint on November 12, 2004, defendants violated Section 1 of the Sherman Act by conspiring to fix prices and to boycott sales to Bed, Bath & Beyond (hereinafter the “Action”). Plaintiffs seek to recover an undisclosed amount of damages, trebled in accordance with antitrust laws, as well as costs, attorney’s fees and injunctive relief.

On February 22, 2007, without admitting any violation of any statute or law or any liability or wrongdoing whatsoever, Lenox entered into a settlement agreement with the plaintiff class representatives. Pursuant to the terms of the settlement agreement, Lenox has agreed to pay $0.5 million, in return for which Lenox and its affiliates will be completely released from any and all claims, demands and actions concerning the Action and any claims that could have been alleged in the Action. This settlement agreement is subject to approval of the court and a final judgment dismissing the Action with prejudice as to Lenox. Plaintiffs and Lenox have agreed to use their best efforts promptly to seek court approval of the settlement agreement and dismissal of the Action with prejudice.

In addition to the above Action, the Company is involved in various legal proceedings, claims, and governmental audits in the ordinary course of its business. The Company believes it has meritorious defenses to all proceedings, claims, and audits. Management believes the impact, if any, of these legal proceedings would not be material to the results of operations, financial position or cash flows of the Company.

16.	SEGMENTS OF THE COMPANY AND RELATED INFORMATION

In connection with the Company’s acquisition of Lenox, the Company redefined its operating segments to include three reportable segments – Wholesale, Retail, and Direct. Although the product produced and sold for each segment is similar, the type of customer for the product and the method used to distribute the product are different. The segmentation of these operations also reflects how the Company’s chief executive officer currently reviews the results of these operations. Operating income (loss) from continuing operations for each operating segment includes specifically identifiable operating costs such as cost of sales and selling expenses. General and administrative expenses are generally not allocated to specific operating segments and are therefore reflected in the corporate category. Other components of the statement of operations, which are classified below operating income (loss) from continuing operations, are also not allocated by segment. In addition, the Company does not account for or report assets, capital expenditures or certain depreciation and amortization by segment. Net sales derived from customers outside the United States for the years ended December 30, 2006, December 31, 2005 and January 1, 2005 were approximately 2%, 3% and 4%, respectively. All long-lived assets are located within the United States. All transactions between operating segments have been eliminated and are not included in the following table.

The following table presents the Company’s segment information for the last three fiscal years:

(In thousands)	52 WEEKS ENDED DECEMBER 30, 2006	% of Net Sales	52 WEEKS ENDED DECEMBER 31, 2005	% of Net Sales	52 WEEKS ENDED JANUARY 1, 2005	% of Net Sales

WHOLESALE:
Net sales	$330,352	100.0%	$217,009	100.0%	$153,139	100.0%
Gross profit	135,928	41.1%	90,800	41.8%	81,693	53.3%
Selling expenses	42,324	12.8%	26,473	12.2%	16,218	10.6%
Goodwill impairment	55,269	16.7%	—	0.0%	—	0.0%
Income from continuing operations	38,335	11.6%	64,327	29.6%	65,475	42.6%

RETAIL:
Net sales	$72,367	100.0%	$72,777	100.0%	$9,769	100.0%
Gross profit	40,364	55.8%	41,659	57.2%	7,256	74.3%
Selling expenses	32,712	45.2%	22,397	30.8%	6,559	67.1%
Income from continuing operations	7,652	10.6%	19,262	26.5%	697	7.1%

DIRECT:
Net sales	$98,020	100.0%	$41,129	100.0%
Gross profit	66,515	67.9%	25,611	62.3%
Selling expenses	46,904	47.9%	16,971	41.3%
Income from continuing operations	19,611	20.0%	8,640	21.0%

CORPORATE:
Unallocated net sales	$1,767		$813
Unallocated general and administrative expenses	112,736		60,553		$31,056
Unallocated pension curtailment and settlement gains	(14,783)		—
Unallocated trademark impairment	3,743		—
Loss from operations	(99,929)		(59,740)		(31,056)

CONSOLIDATED:
Net sales	$502,506		$331,728		$162,908
Operating (loss) income from continuing operations	(34,331)	6.8%	32,489	9.8%	35,116	21.6%

17.	INCOME (LOSS) PER COMMON SHARE

The following tables reconcile income (loss) from continuing operations per common share and income (loss) from continuing operations per common share assuming dilution:

	2006	2005	2004

(Loss) Income from continuing operations	$(49,268)	$17,352	$26,820
Weighted average number of shares outstanding	13,749,000	13,669,000	13,342,000
(Loss) Income per share from continuing operations – basic	$(3.58)	$1.27	$2.01

(Loss) Income from continuing operations	$(49,268)	$17,352	$26,820
Weighted average number of shares outstanding	13,749,000	13,669,000	13,342,000
Dilutive impact of options outstanding	—	83,000	188,000

Weighted average number of shares and potential dilutive shares outstanding	13,749,000	13,752,000	13,530,000
(Loss) Income per share from continuing operations – assuming dilution	$(3.58)	$1.26	$1.98

Options to purchase 1,923,909, 865,949, and 618,477 shares of common stock were outstanding at December 30, 2006, December 31, 2005, and January 1, 2005, respectively, but were not included in the computation of income (loss) per common share assuming dilution because the exercise prices were greater than the average market price of the common stock. Also excluded from the computation of income (loss) per common share assuming dilution for the year ended December 30, 2006 were 155,569 options to purchase shares of common stock and 327,529 outstanding shares of nonvested restricted stock, which were excluded because they had an antidilutive effect on earnings per share.

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

At one of the NJDEP sites there are other potentially responsible parties who bear part of the cost of the cleanup, in which case the Company’s accrual is based on the Company’s estimated share of the total costs. A portion of the cleanup costs with respect to the two NJDEP sites is paid by insurance. The estimated recovery of cleanup costs is recorded as an asset when receipt is deemed probable.

As of December 30, 2006, the Company estimated, based on engineering studies, total remediation and ongoing monitoring costs to be $3.7 million, including the effects of inflation. Accordingly, the Company recorded a liability of approximately $2.6 million in other noncurrent liabilities, which represents the net present value of the estimated future costs discounted at 5.25%. In accordance with Statements of Position (SOP) 96-1, Environmental Remediation Liabilities, the Company measures this liability on a discounted basis as it believes the amount and timing of cash payments for the liability are reliably determinable. The estimated insurance recovery assets as of December 30, 2006 were $1.2 million and are included in other assets.

19.	SUBSEQUENT EVENTS

Effective January 4, 2007, the Company entered into a consulting agreement with the Carl Marks Advisory Group LLC (CMAG). On January 5, 2007, the Company announced that Susan Engel, the Company’s Chief Executive Officer, Chairwoman of the Board and a director, had stepped down from all of those positions effective immediately. On January 5, 2007, the Company also announced that Stewart Kasen, the current Lead Director, was elected as Chairman of the Board. The Company announced that Marc Pfefferle, a partner at CMAG, was elected as interim Chief Executive Officer, replacing Susan Engel immediately.

On January 24, 2007, the Company entered into an amendment to the consulting agreement it signed with CMAG on January 4, 2007. Pursuant to the amendment, CMAG will provide the Company with an additional Managing Director to assist in the development of the 2007 business plan incorporating cost savings and profit improvement action plans and financial analysis and modeling related to the overall business, segment profitability and balance sheet tasks.

On February 9, 2007, the Company entered into waivers and amendments to the Revolving Credit Agreement dated September 1, 2005 and the Term Loan Credit Agreement dated September 1, 2005. The waivers and amendments were entered into in connection with the Company’s noncompliance with certain financial covenants under the credit agreements for the period ended December 30, 2006. Pursuant to the waivers and amendments, the lenders granted the Company a limited waiver of noncompliance through and including April 30, 2007.

On February 26, 2007, the Company announced its intention to close the distribution center located in Rogers, MN in October 2007. The Company intends to integrate over the next several months activity currently conducted in the Rogers facility into its distribution center located in Hagerstown, MD.

LENOX GROUP INC. AND SUBSIDIARIES

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS (In thousands)

Description	Balance Beginning of Period	Charged to Costs and Expenses	Other Changes		Deductions		Balance End of Period

Year ended December 30, 2006:
Allowance for doubtful accounts	$6,866	$4,961	$20	(a)	$5,274	(c)	$6,573
Allowance for sales returns and credits	6,668	20,612	—		20,397		6,883

	$13,534	$25,573	$20		$25,671		$13,456

Year ended December 31, 2005:
Allowance for doubtful accounts	$5,051	$3,025	$2,729	(b)	$3,939	(c)	$6,866
Allowance for sales returns and credits	1,352	9,734	4,373	(b)	8,791		6,668

	$6,403	$12,759	$7,102	(b)	$12,730		$13,534

Year ended January 1, 2005:
Allowance for doubtful accounts	$5,714	$1,614	—		$2,277	(c)	$5,051
Allowance for sales returns and credits	2,964	3,043	—		4,655		1,352

	$8,678	$4,657	$—		$6,932		$6,403

(a)	Purchase accounting adjustments.
(b)	Amounts acquired as part of the acquisition of Lenox, Incorporated.
(c)	Accounts determined to be uncollectible and charged against allowance account, net of collections on accounts previously charged against allowance account.

S-1