Form 10-Q
period 2007-03-31
LENOX GROUP INC
filed 2007-05-10
CIK 902270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2007

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

Yes  ☐   No  ☒

As of May 4, 2007, 13,990,598 shares of the registrant’s common stock, par value $.01 per share, were outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

LENOX GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands)

	MARCH 31,	DECEMBER 30,	APRIL 1,
	2007	2006	2006

ASSETS
Current assets:
Cash and cash equivalents	$277	$875	$440
Accounts receivable, net	44,979	52,059	46,625
Inventories	96,210	101,925	97,532
Deferred taxes	13,900	13,896	10,031
Income tax receivable	13,235	956	1,881
Other current assets	7,915	9,306	9,189

Total current assets	176,516	179,017	165,698

Property and equipment, net	47,024	49,471	69,410
Assets held for sale	—	—	17,018
Goodwill	—	—	53,901
Trademarks	119,439	119,439	121,971
Other intangibles, net	13,562	14,135	16,022
Marketable securities	350	2,098	1,874
Other assets	9,461	9,637	12,666

	$366,352	$373,797	$458,560

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$1,250	$49,056	$10,170
Borrowings on revolving credit facility	19,173	47,510	26,193
Accounts payable	32,132	35,248	28,616
Accrued compensation and benefits payable	7,450	6,428	14,773
Severance and restructuring reserves	4,750	1,939	7,999
Other current liabilities	6,211	8,576	3,973
Current liabilities of discontinued operations	—	—	1

Total current liabilities	70,966	148,757	91,725

Deferred compensation obligation	339	2,085	1,898
Pension obligations	28,329	30,664	88,048
Postretirement obligations	15,695	15,853	28,761
Deferred taxes	20,562	18,297	322
Long-term debt subsequently refinanced	46,450	—	87,580
Borrowings on revolving credit facility subsequently refinanced as long-term	42,178	—	—
Deferred gain on sale-leaseback	3,776	3,845	—
Other noncurrent liabilities	10,582	12,617	5,038
Commitments and contingencies (Note 12)
Stockholders’ equity	127,475	141,679	155,188

	$366,352	$373,797	$458,560

See notes to condensed consolidated financial statements.

LENOX GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share amounts)

	13 WEEKS	13 WEEKS
	ENDED	ENDED
	MARCH 31,	APRIL 1,
	2007	2006

NET SALES	$86,394	$90,797
COST OF SALES	49,780	41,474

Gross profit	36,614	49,323

OPERATING EXPENSES:
Selling, general and administrative	53,248	57,662
Restructuring charges	4,791	—

OPERATING LOSS	(21,425)	(8,339)

OTHER EXPENSE (INCOME):
Interest expense	2,828	3,044
Other, net	(13)	(1)

LOSS BEFORE INCOME TAXES	(24,240)	(11,382)

INCOME TAX BENEFIT	(11,245)	(4,296)

NET LOSS	$(12,995)	$(7,086)

NET LOSS PER SHARE – BASIC	$(0.94)	$(0.52)

NET LOSS PER SHARE – ASSUMING DILUTION	$(0.94)	$(0.52)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	13,785	13,725
ASSUMING DILUTION	13,785	13,725

See notes to condensed consolidated financial statements.

LENOX GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	13 WEEKS	13 WEEKS
	ENDED	ENDED
	MARCH 31,	APRIL 1,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash used in operating activities	$(10,717)	$(13,207)
Net cash used in operating activities from discontinued operations	—	(31)

Net cash used in operating activities	(10,717)	(13,238)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,944)	(1,095)
Proceeds from sale of assets	19	153
Acquisitions	(212)	—

Net cash used in investing activities	(2,137)	(942)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of common stock options	—	97
Payments of deferred financing fees	(204)	—
Excess tax benefits from stock-based compensation	(7)	19
Borrowings on revolving credit facility	13,841	15,725
Principal payments on capital leases	(5)	—
Purchases of treasury stock	(13)	—
Payments on long-term debt	(1,356)	(2,500)

Net cash provided by financing activities	12,256	13,341

NET DECREASE IN CASH AND CASH EQUIVALENTS	(598)	(839)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	875	1,279

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$277	$440

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION –
Depreciation expense	$3,243	$3,213
Intangible amortization expense	573	1,016
Accrued capital expenditure purchases	142	—
Cash paid for:
Interest	2,253	2,467
Income taxes	9	1,996

See notes to condensed consolidated financial statements.

LENOX GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except per share amounts)

1.           Basis of Presentation

The accompanying Condensed Consolidated Balance Sheet as of December 30, 2006 was derived from the audited consolidated balances as of that date. The remaining accompanying condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments necessary for a fair presentation.

The results of operations for the quarters ended March 31, 2007 and April 1, 2006, respectively, are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 30, 2006 (2006 Annual Report on Form 10-K) filed by Lenox Group Inc. (the Company) with the Securities and Exchange Commission (SEC).

The Report of Independent Registered Public Accounting Firm on the financial statements of the Company as of and for the fiscal year ended December 30, 2006 included in Form 10-K contained an explanatory paragraph that expressed substantial doubt about the Company’s ability to continue as a going concern due to its non-compliance with certain financial covenants under its then-existing credit facilities. As discussed in Note 10, on April 20, 2007, the Company completed the refinancing of its credit facilities by entering into amended and restated revolving and term loan facilities.

2.           New Accounting Standards

The Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) at the beginning of fiscal year 2007. FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. As a result of the implementation of FIN 48, the Company recognized a $1.5 million increase to the liabilities for unrecognized tax benefits, an increase of $1.5 million to deferred tax assets and a decrease of $27 to retained earnings.

The Company has unrecognized tax benefits of approximately $3.7 million as of January 1, 2007 (excluding related interest and penalties discussed below). The unrecognized tax benefit decreased by $2.3 million relating to the expiration of statute of limitations in the quarter ended March 31, 2007 which had a positive effect on the tax provision. The Company does not expect that the amounts of unrecognized tax benefits will change significantly within the next 12 months.

The Company recognizes interest accrued and penalties related to unrecognized tax benefits within income tax expense in the Condensed Consolidated Statements of Operations, which is consistent with the recognition of these items in prior reporting periods. To the extent these unrecognized tax benefits are ultimately recognized, there will be an impact on the effective tax rate.

As of January 1, 2007, the Company had recorded liabilities of approximately $712 and $112, respectively, for the payment of interest and penalties. The liability for the payment of interest and penalties decreased $486 as of March 31, 2007 due to the expiration of the statute of limitations as noted above.

The Company’s federal income tax returns for 2003 through 2006 are open tax years. The Company files in numerous state jurisdictions with varying statutes of limitation. The Company’s unrecognized state tax benefits are primarily related to state returns open from 2002 through 2006 or 2003 through 2006, depending on each state’s statute of limitation.

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

In March 2006, FASB Emerging Issues Task Force issued Issue 06-03, How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (EITF 06-03). A consensus was reached that entities may adopt a policy of presenting sales taxes in the income statement on either a gross or net basis. If taxes are significant, an entity should disclose its policy of presenting taxes. The guidance is effective for periods beginning after December 15, 2006. The Company presents sales net of sales taxes. Adoption of EITF 06-03 on December 31, 2006 did not have an effect on its policy related to sales taxes and therefore, did not have an effect on its consolidated results of operations and financial condition.

3.           Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123R (revised 2004), Share-Based Payment (SFAS 123R), which requires compensation costs related to share-based payment transactions to be recognized in the financial statements. The Company adopted the standard using the modified prospective transition method, which requires the application of the accounting standard to all share-based awards issued on or after the date of adoption and any outstanding share-based awards that were issued but not vested as of the date of adoption. Accordingly, the Company did not restate the financial information for 2005 as a result of the adoption.

The Company granted no restricted shares of common stock to executive officers, directors and employees during the first quarter of 2007. Total compensation expense for non-vested restricted stock during the first quarters of 2007 and 2006 was $(918) and $313, respectively.

Total stock-based compensation expense during the first quarters of 2007 and 2006 was $(922) and $371, respectively. The results during the first quarter of 2007 were principally due to forfeitures of restricted stock with performance conditions that were not met.

The Company estimates the fair values of each option using the Black-Scholes option-pricing model using the following assumptions:

13 WEEKS ENDED APRIL 1, 2006

Risk-free interest rate	4.7%
Expected dividend yield	0%
Expected stock price volatility	49%
Expected life (in years)	6

The weighted-average grant date fair value of options granted in the first quarter of 2006 was estimated to be $6.73 per share. There were no options granted in the first quarter of 2007.

These estimates require the Company to make assumptions based on historical results, observance of trends in its stock price, changes in option exercise behavior, future expectations, and other relevant factors. If other assumptions had been used, stock-based compensation expense, as calculated and recorded under SFAS 123R, could have been affected.

The Company based the expected life assumption on historical experience. For purposes of determining expected volatility, the Company considered a rolling-average of historical volatility measured over a period approximately equal to the expected option term. The risk-free rate for periods that coincide with the expected life of the options is based on the U.S. Treasury Department yield curve in effect at the time of grant.

4.           Income (Loss) per Common Share

Net income (loss) per common share is calculated by dividing net income (loss) by the weighted average number of shares outstanding during the period. Net income (loss) per common share assuming dilution reflects per share amounts that would have resulted had the Company’s dilutive outstanding stock options been converted to common stock. Restricted stock is considered outstanding on the date the stock becomes vested when computing net income (loss) per common share – basic. Restricted stock, to the extent it is probable that the stock will become vested, is considered outstanding on the grant date when computing net income (loss) per common share – assuming dilution. For the 13 weeks ended March 31, 2007 and April 1, 2006, all options and unvested restricted stock were considered anti-dilutive and excluded from the computation of common equivalent shares because the Company reported a net loss.

5.           Severance and Restructuring Costs

In connection with the acquisition of Lenox, the Company assumed severance reserves related to plant closings, retail store closings and general restructurings that took place prior to the Company’s acquisition of Lenox. At September 1, 2005, the acquisition date, the Company accrued additional amounts related to an additional plant closing, retail store closings and general restructurings that were planned as part of the acquisition. As of March 31, 2007, the severance and restructuring activities recorded at the time of the acquisition have been substantially completed. The total amount incurred was $15.0 million of which $14.4 million was recorded to goodwill on the opening balance sheet and $0.6 million was recorded in Selling, General and Administrative expense in the Condensed Consolidated Statement of Operations and was principally recorded in the Company’s Corporate segment.

During the first quarter of 2007, the Company engaged Carl Marks Advisory Group LLC to identify and implement business improvements and operational changes. Restructuring activities initiated during the quarter included the announcement of the planned closing of the Company’s distribution center located in Rogers, MN in late 2007 (with distribution activities to be transferred to the Company’s distribution center located in Hagerstown, MD) along with changes and consolidation of management and operations structure (described as general restructuring below). The Company incurred $4.8 million of severance and restructuring costs related to these activities in the first quarter of 2007. These costs were included in Restructuring Charges in the Consolidated Statement of Operations.

The table below shows a reconciliation of the severance and restructuring reserve activity during the first quarter of 2007:

	Plant & Distribution Center Closings		General Restructuring		Total Reserves

	Severance	Other	Severance	Other

Balance, December 30, 2006	$7	$1,001	$931	—	$1,939
Expense	58	1,040	3,347	$346	4,791
Payments and other	—	(1,171)	(809)	—	(1,980)

Balance, March 31, 2007	$65	$870	$3,469	$346	$4,750

The Company believes that the severance and restructuring activities initiated during the first quarter of 2007 will be substantially completed by the end of its 2007 fiscal year. The Company estimates that the total costs related to the distribution center closing and the general restructuring that were initiated in the first quarter will be $2.0 million and $4.3 million, respectively. The total amount of costs incurred during the first quarter of 2007 for the distribution center closing and the general restructuring was $1.1 million and $3.7 million, respectively, as reflected in the table above.

Of the total estimated severance and restructuring costs of $6.3 million, the Company estimates that the wholesale segment, retail segment and corporate segment will incur total costs of $0.7 million, $0.4 million, and $5.2 million, respectively. The total amount of costs incurred during the first quarter of 2007 for the wholesale, retail and corporate segments was $0.6 million, $0.4 million, and $3.8 million, respectively.

6.          Concentrations

At March 31, 2007, one customer accounted for approximately 18% of the Company’s total accounts receivable. For the 13 weeks ended March 31, 2007, this same customer accounted for approximately 12% of the Company’s total net sales.

7.          Inventories

Inventories were comprised of:

	March 31, 2007	December 30, 2006	April 1, 2006

Raw materials	$2,964	$3,925	$3,636
Work-in-process	4,865	4,793	6,531
Finished goods	88,381	93,207	87,365

Total inventories	$96,210	$101,925	$97,532

Certain of the Company’s manufacturing flatware and giftware utilize fine silver as its principal raw material. The Company has a precious metals consignment arrangement with a major financial institution whereby the Company can obtain consigned silver to use in the manufacture of such products. As required by the terms of the consignment agreement, the Company does not take title to the consigned silver used in the production of such inventory until the product is sold. Accordingly, the Company does not include the value of consigned silver in inventory or the corresponding liability in the financial statements. The value of consigned silver as of March 31, 2007, December 30, 2006 and April 1, 2006 was $5.4 million, $5.6 million and $6.0 million, respectively. Additionally, the Company expensed consignment fees related to this agreement of $0.1 million and $0.0 million for the 13 weeks ended March 31, 2007 and April 1, 2006, respectively. On February 15, 2007, the Company received notice from the financial institution with which it has its precious metals consignment arrangement that such institution is terminating the consignment facility effective May 16, 2007, and that the Company would not be able to request additional consigned silver from the date of the notice until the termination date.

8.          Comprehensive Income

Comprehensive income and its components, net of tax, were as follows:

	13 WEEKS ENDED MARCH 31, 2007	13 WEEKS ENDED APRIL 1, 2006

Net loss	$(12,995)	$(7,086)
Changes in cumulative foreign currency translation adjustment	(14)	—
Adjustment to pension and postretirement plan liabilities	(319)	—

Comprehensive income	$(13,328)	$(7,086)

9.	Goodwill and Other Intangible Assets

During the second quarter of 2006, the Company re-forecast its 2006 gift and specialty channel sales within the Department 56 wholesale reporting unit. The Company also experienced a decline in the quoted market price of its stock in the second quarter of 2006. Given these events, the Company determined it was more likely than not that a reduction of the fair value of the Department 56 wholesale reporting unit may have occurred. As a result, the Company completed a review of the Department 56 wholesale reporting unit goodwill in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142). Based on the results of this analysis, the Company recorded an impairment charge of $37.1 million to write-down the goodwill related to the Department 56 wholesale reporting unit. The fair value of that reporting unit was estimated using the present value of expected future cash flows.

During the fourth quarter of 2006, the Company completed its annual impairment test of goodwill, originally recorded from the acquisition of Lenox, in accordance with SFAS 142. The Company recognized a goodwill impairment charge of $18.2 million as a result of lower than projected sales and profits from the Lenox wholesale reporting unit as compared to that which was originally projected at the date of the Acquisition. The fair value of the Lenox wholesale reporting unit was estimated using the present value of expected future cash flows.

Intangible assets, other than goodwill, are comprised of the following:

	March 31, 2007			December 30, 2006			April 1, 2006

	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net

Finite-life intangible assets
Customer relationships	$15,300	$(2,615)	$12,685	$15,300	$(2,202)	$13,098	$15,300	$(964)	$14,336
Favorable lease interests	2,542	(2,005)	537	2,542	(1,881)	661	2,542	(1,337)	1,205
Non-compete agreements	2,705	(2,365)	340	2,705	(2,329)	376	2,705	(2,224)	481

Indefinite-life intangible assets
Trademarks	123,578	(4,139)	119,439	123,578	(4,139)	119,439	126,110	(4,139)	121,971

Total Intangibles	$144,125	$(11,124)	$133,001	$144,125	$(10,551)	$133,574	$146,657	$(8,664)	$137,993

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

Intangible asset amortization expense for the 13 weeks ended March 31, 2007 was $573 compared to $1,016 for the 13 weeks ended April 1, 2006, respectively.

Expected future amortization expense for finite-lived intangible assets is as follows:

2007 (full year)	$2,149
2008	1,938
2009	1,846
2010	1,560
2011	1,242
Thereafter	5,400

$14,135

The above amortization expense forecast is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, impairment of intangible assets, accelerated amortization of intangible assets and other events.

10.	Debt

Debt and the average interest rate on debt outstanding is summarized as follows:

	Average Interest rate March 31, 2007	March 31, 2007	December 30, 2006	April 1, 2006

Revolving credit facility[1]	7.97%	$61,351	$47,510	$26,193
Note payable to Maryland Department of Business and Economic Development[2]	3%	150	150	150
Note payable to the County Commissioners of Washington County, Maryland[2]	0%	100	100	100
Term loan facility[3]	9.35%	47,450	48,806	97,500

Total debt		$109,051	$96,566	$123,943

1 $42.2 million included in noncurrent liabilities at March 31, 2007.

2 $0.1 million of total notes payable included in noncurrent long-term debt at April 1, 2006.

3 $46.5 million and $87.5 million included in noncurrent long-term debt at March 31, 2007 and April 1, 2006, respectively.

The note payable to the Maryland Department of Business and Economic Development is a conditional promissory note that accrues interest at 3% per year. The principal and interest payments are deferred until December 31, 2006 and thereafter are subject to multiple maturity dates determined by the Company’s employment levels at the Hagerstown, MD distribution facility. As of December 30, 2006 and March 31, 2007, the Company had not achieved the employment levels required to qualify for full or partial debt forgiveness and therefore has classified the entire note payable as a current liability.

The note payable to the County Commissioners of Washington County, Maryland is a conditional grant agreement that bears no interest charges. The principal payments are deferred until December 31, 2006 and thereafter are subject to multiple maturity dates determined by the Company’s employment levels at the Hagerstown, MD distribution facility. If the Company meets certain employment levels at December 31, 2006, 2007, and 2008 as defined by the terms of the agreement, the note may be fully or partially forgiven. As of December 30, 2006 and March 31, 2007, the Company had not achieved the employment levels required to qualify for full or partial debt forgiveness and therefore has classified the entire note payable as a current liability.

On February 9, 2007, the Company entered into waivers and amendments to its revolving credit facility and term loan credit facility (the credit facilities) in connection with the Company’s noncompliance with the financial covenants under the credit facilities for the period ended December 30, 2006. Pursuant to the waivers and amendments, the lenders granted the Company a limited waiver of noncompliance through and including April 30, 2007, and temporarily amended the agreements to adjust the leverage ratio and interest coverage ratio levels for the first quarter of 2007. In addition, the amendment to the term loan facility increased the applicable margin for loans by 0.25% per annum. As consideration for the amendments, the Company paid amendment fees of $0.2 million.

On April 20, 2007, the Company completed the refinancing of its credit facilities by entering into amended and restated revolving and term loan facilities. The amended and restated revolving credit facility, which expires on April 20, 2012, provides for borrowings up to $175 million, which may be in the form of letters of credit and revolving credit loans to be used for working capital and general corporate purposes. The amended and restated term loan facility, which expires on April 20, 2013, provides for term loans in the aggregate principal amount of up to $100 million. The Company used the proceeds of the amended and restated term loan facility to refinance the $47.4 million of term debt outstanding and $42.2 million of the revolver debt outstanding at April 20, 2007, to pay $1.2 million of accrued interest and fees payable under the existing credit facilities and to pay $9.2 million of fees and expenses in connection with the refinancing.

Borrowings under the amended and restated revolving credit facility are subject to certain borrowing base limitations, and the Company’s borrowing capacity fluctuates during the year based upon accounts receivable and inventory levels. At April 20, 2007, following the refinancing of the revolver debt, the Company’s borrowing capacity under the amended and restated revolving credit facility was $77.6 million, of which $44.6 million was available for additional borrowings or letters of credit at such date.

In accordance with Accounting Research Bulletin No. 43, the Company had classified the entire principal amount of its term debt as of December 30, 2006 as a current liability on the Condensed Consolidated Balance Sheets as its noncompliance with the financial covenants at such date allowed the debt to be called by the term lenders. In accordance with SFAS No. 6, Classification of Short-Term Obligations Expected to Be Refinanced, the Company has classified the $42.2 million of revolving debt refinanced into term debt and $46.4 million of refinanced term debt as noncurrent (with the remaining $1.0 million of refinanced term debt, representing scheduled repayments due over the next 12 months under the amended and restated term facility, classified as current).

The amended and restated credit facilities are secured by a first-priority lien on substantially all of the real and personal property of the Company. In addition, the Company has pledged the common stock of its subsidiaries, direct and indirect, as collateral under the amended and restated credit facilities, and the Company and its material subsidiaries, direct and indirect, have guaranteed repayment of amounts borrowed under the amended and restated credit facilities.

The amended and restated revolving credit facility allows the Company to choose between two interest rate options in connection with its revolving credit loans. The interest rate options are the Alternate Base Rate (as defined) or the Adjusted LIBOR Rate (as defined) plus an applicable margin. The applicable margin ranges from 0% to 0.5% for Alternate Base Rate loans and from 1.75% to 2.25% for Adjusted LIBOR Rate loans. The amended and restated revolving credit facility also provides for commitment fees of 0.375% per annum on the daily average of the unused commitment.

The amended and restated term loan facility allows the Company to choose between two interest rate options in connection with its loans under the facility. The interest rate options are the Alternate Base Rate (as defined) or the Adjusted LIBOR Rate (as defined) plus an applicable margin. The applicable margin is 3.5% for Alternate Base Rate loans and 4.5% for Adjusted LIBOR Rate loans.

Under the amended and restated term loan facility, the Company is also obligated to make mandatory prepayments if certain events occur in the future such as asset sales, additional debt issuances, common and preferred stock issuances, and excess cash flow generation.

The amended and restated credit facilities contain customary financial conditions and covenants, including restrictions on additional indebtedness, liens, investments, capital expenditures, issuances of capital stock and dividends. The amended and restated credit facilities also require maintenance of minimum levels of fixed charge coverage and maximum levels of leverage, in each case at the end of each fiscal quarter. The minimum fixed charge coverage ratio (as defined within the credit facility agreements) requires the Company to maintain a minimum ratio of Consolidated EBITDA (as defined within the credit facility agreements) to Consolidated Fixed Charges (as defined within the credit facility agreements) over a 12-month period ending on each fiscal quarter. The maximum leverage ratio (as defined within the term credit facility agreement) requires the Company to maintain a maximum ratio of debt (as measured at the end of each fiscal quarter) to Consolidated EBITDA over a 12-month period ending on each fiscal quarter.

11.	Benefit Plans

Components of net periodic benefit cost for the first quarter ended March 31, 2007 were as follows:

	Pension Benefits	Medical and Life Insurance Benefits

Service cost	—	—
Interest cost	$2,263	$237
Expected return on assets	(2,667)	—
Amortization of prior service cost	—	(175)
Amortization of gain	(298)	(41)

Net periodic expense (income)	$(702)	$21

12.	Commitments and Contingencies

Legal Proceedings

In August 2004, plaintiffs purporting to represent a class of consumers who purchased tableware sold in the United States filed suit against Federated Department Stores, the May Department Stores Company, Waterford Wedgwood U.S.A. and Lenox, Incorporated (Lenox) in United States District Court for the Northern District of California. In November 2004, plaintiffs filed a consolidated amended complaint alleging that, for the period beginning at least as early as May 1 2001, through the filing of the amended complaint on November 12, 2004, defendants violated Section 1 of the Sherman Act by conspiring to fix prices and to boycott sales to Bed, Bath & Beyond (hereinafter the Action). Plaintiffs seek to recover an undisclosed amount of damages, trebled in accordance with antitrust laws, as well as costs, attorney’s fees and injunctive relief.

On February 22, 2007, without admitting any violation of any statute or law or any liability or wrongdoing whatsoever, Lenox entered into a settlement agreement with the plaintiff class representatives. Pursuant to the terms of the settlement agreement, Lenox has agreed to pay $0.5 million, in return for which Lenox and its affiliates will be completely released from any and all claims, demands and actions concerning the Action and any claims that could have been alleged in the Action. This settlement agreement is subject to final approval of the court and a final judgment dismissing the Action with prejudice as to Lenox. Plaintiffs and Lenox have agreed to use their best efforts promptly to seek court approval of the settlement agreement and dismissal of the Action with prejudice.

On April 12, 2007, Amanda Curiale filed a complaint in the United States District Court for the Eastern District of Pennsylvania, which is a purported class action alleging that the Company willfully violated the federal Fair and Accurate Credit Transactions Act (FACTA) by continuing to print more than the last five digits of the credit card number and/or the expiration date on receipts provided to debit card and credit cardholders transacting business with the Company. The Company understands that similar complaints have recently been filed against a large number of retailers. The plaintiff seeks, on behalf of herself and the class, statutory damages of not less than $100 and not more than $1,000 for each violation, as well as unspecified punitive damages, costs and attorneys’ fees and a permanent injunction from further engaging in violations of FACTA. The Company intends to vigorously defend against these alleged claims. However, the results of litigation are uncertain, and, at this stage of the litigation, the Company is unable to assess the extent of damages and/or other relief, if any, that may be awarded if the plaintiff class were to prevail.

In addition to the above actions, the Company is involved in various legal proceedings, claims, and governmental audits in the ordinary course of its business. The Company believes it has meritorious defenses to all proceedings, claims, and audits. Management believes the impact, if any, of these legal proceedings would not be material to the results of operations, financial position or cash flows of the Company.

13.           Segments of the Company and Related Information

The Company has three reportable segments – Wholesale, Retail and Direct. Although the product produced and sold for each segment is similar, the type of customer for the product and the method used to distribute the product are different. The segmentation of these operations also reflects how the Company’s chief executive officer currently reviews the results of these operations. Operating income (loss) for each operating segment includes specifically identifiable operating costs such as cost of sales, selling expenses and restructuring charges. General and administrative expenses are generally not allocated to specific operating segments and are therefore reflected in the corporate category. Other components of the statement of operations, which are classified below the caption operating income (loss), are also not allocated by segment. In addition, the Company does not account for or report assets, capital expenditures or certain depreciation and amortization by segment. All transactions between operating segments have been eliminated and are not included in the following table.

(In thousands)	13 WEEKS ENDED MARCH 31, 2007	% of Net Sales	13 WEEKS ENDED APRIL 1, 2006	% of Net Sales

WHOLESALE:
Net sales	$50,295	100	$51,821	100
Gross profit	18,630	37	23,095	45
Selling expenses	8,233	16	9,908	19
Restructuring charges	601	1	—	—
Operating income	9,796	20	13,187	25

RETAIL:
Net sales	$16,353	100	$16,197	100
Gross profit	4,726	29	11,227	69
Selling expenses	8,094	50	8,987	55
Restructuring charges	353	2	—	—
Operating (loss) income	(3,721)	(23)	2,240	14

DIRECT:
Net sales	$19,124	100	$22,369	100
Gross profit	12,637	66	14,591	65
Selling expenses	11,193	59	10,133	45
Operating income	1,444	8	4,458	20

CORPORATE:
Unallocated net sales	$622		$410
Unallocated general and administrative expenses	25,729		28,634
Restructuring charges	3,837		—
Operating loss	(28,944)		(28,224)

CONSOLIDATED:
Net sales	$86,394	100	$90,797	100
Operating loss	(21,425)	(25)	(8,339)	(9)

14.           Subsequent Events

On April 20, 2007, the Company completed the refinancing of its credit facilities by entering into amended and restated revolving and term loan facilities totaling $275 million. These facilities consist of a $100 million term facility and a revolving credit facility of up to $175 million. See Note 10.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

This Item should be read in conjunction with the segment financial table presented in Note 13 to the Condensed Consolidated Financial Statements in this Form 10-Q. Other components of the Condensed Consolidated Statement of Operations which are classified below the caption operating income (loss) (i.e. interest expense, provision for income taxes, etc.) are not allocated by segment and are discussed separately.

Comparison of Results of Operations for the Quarter Ended March 31, 2007 to the Quarter Ended April 1, 2006.

Wholesale

Net sales decreased $1.5 million, or 3%, to $50.3 million in the first quarter of 2007 from $51.8 million in the first quarter of 2006, principally due to a continued reduction in net shipments of Department 56 branded product into its Gift & Specialty channel.

Gross profit as a percentage of net sales was 37% and 45% in the first quarters of 2007 and 2006, respectively. The decrease was principally due to higher levels of product liquidation through the wholesale channel during the first quarter of 2007 compared to the first quarter of 2006, and higher unfavorable manufacturing variances related to lower production levels at the Company’s silver manufacturing facility, which had an impact of four and two percentage points, respectively.

Selling expenses were $8.2 million, or 16% of net sales, in the first quarter of 2007 compared to $9.9 million, or 19% of net sales, in the first quarter of 2006. This decrease was principally due to lower sales as well as lower provisions for bad debt expense as a result of better than expected collections of overdue account receivable balances.

Restructuring charges were $0.6 million in the first quarter of 2007. The restructuring costs were principally severance costs related to organizational changes implemented as part of the Company’s new business plan.

Operating income was $9.8 million in the first quarter of 2007 compared to $13.2 million in the first quarter of 2006. The decrease in operating income was principally due to lower sales, lower gross profits as a percentage of net sales due to higher amounts of product liquidations, higher unfavorable manufacturing variances related to lower production levels of silver product and restructuring charges as explained above.

Retail

Net sales increased $0.2 million to $16.4 million in the first quarter of 2007 from $16.2 million in the first quarter of 2006. The increase in net sales resulted from higher same-store sales and a $0.7 million increase in net sales related to five new stores, which were open in the first quarter of 2007 but not open in the first quarter of 2006. Three of the five new stores were All the Hoopla stores that the Company has previously announced it will not continue. These increases were largely offset by a $3.1 million decrease in net sales from the closing of 28 Lenox retail stores throughout the first quarter of 2006. Same store sales increased by 16%, largely the result of focused promotional activity to liquidate excess inventory.

Gross profit as a percentage of net sales was 29% in the first quarter of 2007 versus 69% in the prior year period. During the first quarter of 2006, the Company held store closing sales for 28 stores operated under the Lenox trade name. The impact of this activity normally would have resulted in lower gross margins for the Lenox retail business; however, it was offset by a purchase accounting adjustment to value Lenox inventory at its estimated selling price less cost of disposal under the purchase method of accounting on the opening balance sheet date. The impact of this purchase accounting adjustment during the first quarter of 2006 was approximately $4.2 million, which increased gross profit as a percentage of sales by 25 percentage points, from 44% to 69%. In addition, gross profit as a percentage of net sales was lower in 2007 due to promotions aimed at liquidating excess inventory and the Retail segment’s focus on 2nd quality and excess products. On a go forward basis, the Retail segment has changed its focus to again making 1st quality product an integral part of its sales mix which, if successfully executed, should increase gross margins back to historic levels.

Selling expenses were $8.1 million or 50% of sales in the first quarter of 2007 compared to $9.0 million or 55% of sales in the first quarter of 2006, reflecting the operation of fewer retail stores in the first quarter of 2007 than in the prior year quarter due to the store closings that occurred in the first quarter of 2006.

Restructuring charges were $0.4 million. The restructuring charges related to the closing of a retail store in the first quarter of 2007.

Operating loss was $3.7 million in the first quarter of 2007 compared to operating income from continuing operations of $2.2 million in the first quarter of 2006. The decrease in operating income was principally due to the decrease in gross profit as a result of the $4.2 million purchase accounting adjustment which benefited the first quarter of 2006, but not the first quarter of 2007, and the aggressive promotions used to liquidate excess inventory.

Direct

Net sales decreased $3.2 million to $19.1 million in the first quarter of 2007 from $22.4 million in the first quarter of 2006. The decrease in revenue was due to fewer new product promotions in the first quarter of 2007 compared to the first quarter of 2006 due to the continuation of delays experienced in the latter half of 2006 in developing and sourcing new product, which the Company believes it has now significantly addressed. In addition, the Company experienced lower customer response rates on product that was promoted in the first quarter.

Gross profit as a percentage of net sales was 66% and 65% in the first quarter of 2007 and 2006, respectively. The gross profit percentage of 65% in the first quarter of 2006 was negatively impacted by a purchase accounting fair market value adjustment related to the write up of inventory to its estimated selling price less cost of disposal under the purchase method of accounting on the opening balance sheet date. The impact of this purchase accounting adjustment was $1.2 million, which decreased gross profit as a percentage of sales by six percentage points for the first quarter of 2006. Excluding the impact of the purchase accounting adjustment, gross profit as a percentage of sales was 71% in the first quarter of 2006. The decrease in gross profit as a percentage of sales in the first quarter of 2007, when compared to the 71% in 2006, was primarily due to higher provisions for excess inventory.

Selling expenses were $11.2 million, or 59% of sales, in the first quarter of 2007 compared to $10.1 million, or 45% of sales, in the first quarter of 2006. The increase in selling expenses was primarily due to an increase in advertising targeted towards acquiring new customers which requires higher advertising expense as a percentage of sales.

Operating income was $1.4 million in the first quarter of 2007 compared to $4.5 million in the first quarter of 2006. Excluding the purchase accounting adjustment referenced above, operating income decreased by $4.3 million from $5.7 million in the first quarter of 2006 to $1.4 million in the first quarter of 2007. The decrease in operating income was principally due to the decrease in net sales, higher provisions for excess inventory and higher selling expenses as a percentage of sales.

Corporate

Net sales in the corporate segment represents revenue from the licensing of Lenox brands. Net sales in the first quarter of 2007 were $0.6 million compared to $0.4 million in the first quarter of 2006.

General and administrative expenses were $25.7 million in the first quarter of 2007 compared to $28.6 million in the first quarter of 2006, a decrease of $2.9 million. This decrease was principally due to a $2.0 million decrease in postretirement expenses related to the decision in the fourth quarter of 2006 to freeze the Company’s defined benefit pension plans and to discontinue offering postretirement healthcare benefits to current employees, a $1.3 million reduction in incentive equity compensation expense and $1.8 million of various other cost reductions. Partially offsetting these cost reductions was $1.5 million of executive management consulting fees and $0.7 million of incremental product development expense related to the inclusion of Willitts in the first quarter of 2007 which was acquired during the second quarter of 2006.

Restructuring charges were $3.8 million in the first quarter of 2007. The restructuring charges related to $2.2 million of severance expense related to the Company’s previous chief executive officer, $0.8 million of lease buyout expense related to the shut down of the Company’s Rogers distribution facility and $0.8 million of severance and other costs related to organizational changes implemented as part of the Company’s new business plan.

Provision for Income Taxes

The effective income tax rate was a 46% benefit in the first quarter of 2007 compared to a 38% benefit in the first quarter of 2006. The increase in income tax benefit was principally due to the recognition of $1.8 million of previously unrecognized tax benefits, net of adjustments to deferred tax assets, due to the expiration of the statute of limitations on certain tax positions in the first quarter of 2007.

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

Based on current forecasted levels of operations, the Company believes its current cash and liquidity available under its amended and restated revolving credit facility (as described below) will be sufficient to finance working capital needs, capital expenditures and contractual obligations for the remainder of fiscal 2007.

Cash Flows from Operations

Net cash used in operating activities decreased $2.5 million from $13.2 million used during the first quarter of 2006 to $10.7 million used during the first quarter of 2007. The decrease in cash used in operating activities was principally due to a decrease in cash used for working capital, partially offset by the increase in net loss.

Cash Flows from Investing Activities

Capital expenditures in the first quarter of 2007 were $1.9 million compared to $1.1 million in the first quarter of 2006. In the first quarter of 2007, the Company acquired the net assets of a retail store location in Myrtle Beach, SC for $0.2 million.

Cash Flows from Financing Activities

The Company borrowed $13.8 million under its revolving credit facility to fund operations in the first quarter of 2007 compared to borrowings of $15.7 million in the first quarter of 2006. The Company made scheduled amortization payments under its term loan credit facility in the first quarters of 2007 and 2006 of $1.4 million and $2.5 million, respectively.

On February 9, 2007, the Company entered into waivers and amendments to its revolving credit facility and term loan credit facility (the credit facilities) in connection with the Company’s noncompliance with the financial covenants under the credit facilities for the period ended December 30, 2006. Pursuant to the waivers and amendments, the lenders granted the Company a limited waiver of noncompliance through and including April 30, 2007, and temporarily amended the agreements to adjust the leverage ratio and interest coverage ratio levels for the first quarter of 2007. In addition, the amendment to the term loan facility increased the applicable margin for loans by 0.25% per annum. As consideration for the amendments, the Company paid amendment fees of $0.2 million.

On April 20, 2007, the Company completed the refinancing of its credit facilities by entering into amended and restated revolving and term loan facilities. The amended and restated revolving credit facility, which expires on April 20, 2012, provides for borrowings up to $175 million, which may be in the form of letters of credit and revolving credit loans to be used for working capital and general corporate purposes. The amended and restated term loan facility, which expires on April 20, 2013, provides for term loans in the aggregate principal amount of up to $100 million. The Company used the proceeds of the amended and restated term loan facility to refinance the $47.4 million of term debt outstanding and $42.2 million of the revolver debt outstanding at April 20, 2007, to pay $1.2 million of accrued interest and fees payable under the existing credit facilities and to pay $9.2 million of fees and expenses in connection with the refinancing.

Borrowings under the amended and restated revolving credit facility are subject to certain borrowing base limitations, and the Company’s borrowing capacity fluctuates during the year based upon accounts receivable and inventory levels. At April 20, 2007, following the refinancing of the revolver debt, the Company’s borrowing capacity under the amended and restated revolving credit facility was $77.6 million, of which $44.6 million was available for additional borrowings or letters of credit at such date.

In accordance with Accounting Research Bulletin No. 43, the Company had classified the entire principal amount of its term debt as of December 30, 2006 as a current liability on the Condensed Consolidated Balance Sheets as its noncompliance with the financial covenants at such date allowed the debt to be called by the term lenders. In accordance with SFAS No. 6, Classification of Short-Term Obligations Expected to Be Refinanced, the Company has classified the $42.2 million of revolving debt refinanced into term debt and $46.4 million of refinanced term debt as noncurrent (with the remaining $1.0 million of refinanced term debt, representing scheduled repayments due over the next 12 months under the amended and restated term facility, classified as current).

The amended and restated credit facilities are secured by a first-priority lien on substantially all of the real and personal property of the Company. In addition, the Company has pledged the common stock of its subsidiaries, direct and indirect, as collateral under the amended and restated credit facilities, and the Company and its material subsidiaries, direct and indirect, have guaranteed repayment of amounts borrowed under the amended and restated credit facilities.

The amended and restated revolving credit facility allows the Company to choose between two interest rate options in connection with its revolving credit loans. The interest rate options are the Alternate Base Rate (as defined) or the Adjusted LIBOR Rate (as defined) plus an applicable margin. The applicable margin ranges from 0% to 0.5% for Alternate Base Rate loans and from 1.75% to 2.25% for Adjusted LIBOR Rate loans. The amended and restated revolving credit facility also provides for commitment fees of 0.375% per annum on the daily average of the unused commitment.

The amended and restated term loan facility allows the Company to choose between two interest rate options in connection with its loans under the facility. The interest rate options are the Alternate Base Rate (as defined) or the Adjusted LIBOR Rate (as defined) plus an applicable margin. The applicable margin is 3.5% for Alternate Base Rate loans and 4.5% for Adjusted LIBOR Rate loans.

Under the amended and restated term loan facility, the Company is also obligated to make mandatory prepayments if certain events occur in the future such as asset sales, additional debt issuances, common and preferred stock issuances, and excess cash flow generation.

The amended and restated credit facilities contain customary financial conditions and covenants, including restrictions on additional indebtedness, liens, investments, capital expenditures, issuances of capital stock and dividends. The amended and restated credit facilities also require maintenance of minimum levels of fixed charge coverage and maximum levels of leverage, in each case at the end of each fiscal quarter. The minimum fixed charge coverage ratio (as defined within the credit facility agreements) requires the Company to maintain a minimum ratio of Consolidated EBITDA (as defined within the credit facility agreements) to Consolidated Fixed Charges (as defined within the credit facility agreements) over a 12-month period ending on each fiscal quarter. The maximum leverage ratio (as defined within the term credit facility agreement) requires the Company to maintain a maximum ratio of debt (as measured at the end of each fiscal quarter) to Consolidated EBITDA over a 12-month period ending on each fiscal quarter.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

As of March 31, 2007, the Company is obligated to make cash payments in connection with its debt obligations, operating leases, purchase obligations, capital leases, environmental remediation costs and royalty guarantees in the amounts listed below. The Company has no unrecorded obligations other than the items noted in the following table:

	Payments Due (in thousands)

Fiscal Year	2007 (Q2-Q4)	2008	2009	2010	2011	Thereafter	Total

Revolving Credit Facility[1,2,3]	—	—	—	—	—	$61,351	$61,351
Long-term Debt[1,3,4]	$750	$1,250	$1,000	$1,000	$1,000	42,700	47,700
Operating Leases	12,022	13,202	11,315	10,227	8,932	52,628	108,326
Purchase Commitments[5]	53,609	—	—	—	—	—	53,609
Capital Leases	23	10	—	—	—	—	33
Environmental Costs[6]	294	214	209	205	200	1,402	2,524
Royalty Guarantees[7]	341	169	45	30	—	—	585

Total	$67,039	$14,845	$12,569	$11,462	$10,132	$158,081	$274,128

[1]

On April 20, 2007, the Company completed the refinancing of its revolving and term loan credit facilities by entering into amended and restated revolving and term loan facilities. See Note 10 to the Condensed Consolidated Financial Statements in this Form 10-Q. The $42.2 million of revolver debt outstanding as of March 31, 2007 expected to be refinanced that is classified as noncurrent on the Consolidated Balance sheet is included in the Thereafter column. The payment due schedule for the $47.4 million of term debt outstanding as of March 31, 2007 expected to be refinanced is based upon the required payment schedule for the amended and restated term loan facility.

[2]

The Company’s borrowings under the revolving credit facility that are not expected to be refinanced are classified as current liabilities on the Consolidated Balance Sheets in accordance with Emerging Issues Task Force Issue No. 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement.

[3]

In addition to the principal payments on debt included in the summary of significant contractual obligations, the Company will incur interest expense on outstanding variable rate debt. All amounts outstanding under the revolving and term loan credit facilities are variable interest rate debt with weighted average interest rates as of March 31, 2007 of 7.97% and 9.35%, respectively.

[4]

Long-term debt also includes the $150 thousand in principal amount of the conditional notes payable to the Maryland Department of Business and Economic Development and the $100 thousand in principal amount of conditional notes payable to the County Commissioners of Washington County, Maryland. In addition to these principal amounts, the Company will incur interest expense at rates of 3% and 0%, respectively.

[5]	The Company is committed to pay suppliers of product under the terms of open purchase orders issued in the normal course of business.
[6]	The Company is responsible for the cleanup and/or monitoring of two environmental sites located in New Jersey.
[7]	The Company is committed to pay licensors under the terms of license agreements entered into in the normal course of business.

Other than noted in the above table, there were no other material changes in contractual obligations from those disclosed in the Company’s 2006 Annual Report on Form 10-K.

CRITICAL ACCOUNTING POLICIES

There were no material changes in the Company’s critical accounting policies from those described in the Company’s 2006 Annual report of Form 10-K.

FORWARD-LOOKING STATEMENTS

Any conclusions or expectations expressed in, or drawn from, the statements in this filing concerning matters that are not historical corporate financial results are “forward-looking statements”, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. These statements are based on management’s estimates, assumptions and projections as of today and are not guarantees of future performance. Such risks and uncertainties that could affect performance include, but are not limited to, the ability of the Company to: (1) integrate certain Lenox and Department 56 operations; (2) achieve revenue or cost synergies; (3) generate cash flow to pay off outstanding debt and remain in compliance with the terms of its new credit facilities; (4) successfully complete its operational improvements, including improving inventory management and making the supply chain more efficient; (5) retain key employees; (6) maintain and develop cost effective relationships with foreign manufacturing sources; (7) maintain the confidence of and service effectively key wholesale customers; (8) manage currency exchange risk and interest rate changes on the Company’s variable debt; (9) identify, hire and retain quality designers, sculptors and artistic talent to design and develop products which appeal to changing consumer preferences; and (10) manage litigation risk in a cost effective manner. Actual results may vary materially from forward-looking statements and the assumptions on which they are based. The Company undertakes no obligation to update or publish in the future any forward-looking statements. Also, please read the bases, assumptions and factors set out in Item 1A in the Company’s Form 10-K for 2006 dated March 15, 2007 and filed under the Securities Exchange Act of 1934, all of which is incorporated herein by reference and applicable to the forward-looking statements set forth herein.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There has been no significant change in the Company’s exposure to market risk since the end of fiscal 2006. The Company’s market risks relate primarily to changes in interest rates and currency exchange rates. See Item 7A in the Company’s 2006 Annual Report on Form 10-K for a discussion of these market risks.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Lenox Group Inc. management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934. As of the end of the period covered by this report, the Company performed an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits to the Securities and Exchange Commission under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Controls Over Financial Reporting

No changes were made to the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In August 2004, plaintiffs purporting to represent a class of consumers who purchased tableware sold in the United States filed suit against Federated Department Stores, the May Department Stores Company, Waterford Wedgwood U.S.A. and Lenox, Incorporated (Lenox) in United States District Court for the Northern District of California. In November 2004, plaintiffs filed a consolidated amended complaint alleging that, for the period beginning at least as early as May 1 2001, through the filing of the amended complaint on November 12, 2004, defendants violated Section 1 of the Sherman Act by conspiring to fix prices and to boycott sales to Bed, Bath & Beyond (hereinafter the Action). Plaintiffs seek to recover an undisclosed amount of damages, trebled in accordance with antitrust laws, as well as costs, attorney’s fees and injunctive relief.

On February 22, 2007, without admitting any violation of any statute or law or any liability or wrongdoing whatsoever, Lenox entered into a settlement agreement with the plaintiff class representatives. Pursuant to the terms of the settlement agreement, Lenox has agreed to pay $0.5 million, in return for which Lenox and its affiliates will be completely released from any and all claims, demands and actions concerning the Action and any claims that could have been alleged in the Action. This settlement agreement is subject to final approval of the court and a final judgment dismissing the Action with prejudice as to Lenox. Plaintiffs and Lenox have agreed to use their best efforts promptly to seek court approval of the settlement agreement and dismissal of the Action with prejudice.

On April 12, 2007, Amanda Curiale filed a complaint in the United States District Court for the Eastern District of Pennsylvania, which is a purported class action alleging that the Company willfully violated the federal Fair and Accurate Credit Transactions Act (FACTA) by continuing to print more than the last five digits of the credit card number and/or the expiration date on receipts provided to debit card and credit cardholders transacting business with the Company. The Company understands that similar complaints have recently been filed against a large number of retailers. The plaintiff seeks, on behalf of herself and the class, statutory damages of not less than $100 and not more than $1,000 for each violation, as well as unspecified punitive damages, costs and attorneys’ fees and a permanent injunction from further engaging in violations of FACTA. The Company intends to vigorously defend against these alleged claims. However, the results of litigation are uncertain, and, at this stage of the litigation, the Company is unable to assess the extent of damages and/or other relief, if any, that may be awarded if the plaintiff class were to prevail.

In addition to the above actions, the Company is involved in various legal proceedings, claims, and governmental audits in the ordinary course of its business. The Company believes it has meritorious defenses to all proceedings, claims, and audits. Management believes the impact, if any, of these legal proceedings would not be material to the results of operations, financial position or cash flows of the Company.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A of the Company’s 2006 Annual Report on Form 10-K, which could have a material impact on the Company’s business, financial condition or results of operations. The risks described in the Company’s 2006 Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not presently known to the Company or that the Company currently believes to be immaterial may also adversely affect the Company’s business, financial condition or results of operations.

Item 6.	Exhibits

3.1

Restated Certificate of Incorporation of the Company. (Incorporated herein by reference to Exhibit 3.1 of Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. SEC File No. 1-11908.)

3.2

Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of the Company. (Incorporated herein by reference to Exhibit 1.1 of Company’s Amendment No. 1, dated May 12, 1997, to Registration Statement on Form 8-A, dated April 23, 1997. SEC File No. 1-11908.)

3.3

Restated By-Laws of the Company. (Incorporated herein by reference to Exhibit 3.2 of Company’s Registration Statement on Form S-1, No. 33-61514 and to Exhibits 1 and 2 of Company’s Current Report on Form 8-K dated February 15, 1996. SEC File No. 1-11908.)

4.1

Specimen Form of Company’s Stock Certificate. (Incorporated herein by reference to Exhibit 4.1 of Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994. SEC File No. 1-11908.)

4.2

Rights Agreement (including Exhibits A, B and C thereto) dated as of April 23, 1997, between the Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent. (Incorporated herein by reference to Exhibit 1 of Company’s Registration Statement on Form 8-A, dated April 23, 1997. SEC File No. 1-11908.)

4.3

First Amendment dated as of March 13, 1998, to Rights Agreement between the Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent. (Incorporated herein by reference to Exhibit 1 to Company’s Amendment No. 2, dated March 16, 1998, to Registration Statement on Form 8-A, dated April 23, 1997. SEC File No. 1-11908.)

4.4

Amendment No. 2 to Rights Agreement, dated as of February 25, 1999, between the Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent. (Incorporated herein by reference to Exhibit 99.2 of Company’s Current Report on Form 8-K dated February 26, 1999. SEC File No. 1-11908.)

4.5

Letter Agreement Adopting the Rights Agreement, dated as of March 14, 2005, between the Company and Wells Fargo Shareholder Services, as Rights Agent. (Incorporated herein by reference to Exhibit 4.5 of Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2005. SEC File No. 1-11908.)

10.1

Resignation/Retirement Agreement between the Lenox Group Inc. and Susan E. Engel, dated effective as of January 4, 2007, including the form of Release entered into by Ms. Engel effective January 4, 2007. (Incorporated herein by reference to Exhibit 10.1 of the Company’s current Report on Form 8-K, filed on January 9, 2007. SEC File No. 1-11908.) †

10.2

Form of Senior Management Change in Control Agreement. (Incorporated herein by reference to Exhibit 10.1 of the Company’s current Report on Form 8-K, filed on January 17, 2007. SEC File No. 1-11908.) †

10.3

Consulting Agreement between Lenox Group Inc. and Carl Marks Advisory Group LLC (“CMAG”), dated January 4, 2007. (Incorporated herein by reference Exhibit 10.51 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2006. SEC File No. 1-11908.)

10.4

Amendment, dated January 24, 2007, to Consulting Agreement between Lenox Group Inc. and Carl Marks Advisory Group LLC (“CMAG”), dated January 4, 2007. (Incorporated herein by reference Exhibit 10.52 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2006. SEC File No. 1-11908.)

10.5

Waiver and Fourth Amendment, dated as of February 9, 2007, to the Revolving Credit Agreement, dated as of September 1, 2005, among D56, Inc., Lenox Retail, Inc. and Lenox, Incorporated, as Borrowers, Lenox Group Inc., Lenox Sales, Inc. and FL 56 Intermediate Corp., as Guarantors, the Lenders party thereto, UBS Securities LLC, as Arranger and Co-Syndication Agent, UBS AG, Stamford Branch, as Issuing Bank and Administrative Agent, UBS Loan Finance LLC, as Swingline Lender, JP Morgan Chase Bank, N.A., as Collateral Agent and Co-Syndication Agent, and Wells Fargo Foothill, LLC and Bank of America, N.A. as Co-Documentation Agents. (Incorporated herein by reference to Exhibit 10.1 of the Company’s current Report on Form 8-K, filed on February 14, 2007. SEC File No. 1-11908.)

10.6

Waiver and Third Amendment, dated as of February 9, 2007, to the Term Loan Credit Agreement, dated as of September 1, 2005, among D56, Inc., Lenox Retail, Inc. and Lenox, Incorporated, as Borrowers, Lenox Group Inc., Lenox Sales, Inc. and FL 56 Intermediate Corp., as Guarantors, the Lenders party thereto, UBS Securities LLC, as Sole Arranger and Syndication Agent, UBS AG, Stamford Branch, as Administrative Agent and Collateral Agent, and Wells Fargo Foothill, LLC, as Documentation Agent. (Incorporated herein by reference to Exhibit 10.2 of the Company’s current Report on Form 8-K, filed on February 14, 2007. SEC File No. 1-11908.)

10.7

Waiver, dated as of April 3, 2007, to the Revolving Credit Agreement, dated as of September 1, 2005, among D56, Inc., Lenox Retail, Inc. and Lenox, Incorporated, as Borrowers, Lenox Group Inc., Lenox Sales, Inc. and FL 56 Intermediate Corp., as Guarantors, the Lenders party thereto, UBS Securities LLC, as Arranger and Co-Syndication Agent, UBS AG, Stamford Branch, as Issuing Bank and Administrative Agent, UBS Loan Finance LLC, as Swingline Lender, JP Morgan Chase Bank, N.A., as Collateral Agent and Co-Syndication Agent, and Wells Fargo Foothill, LLC and Bank of America, N.A. as Co-Documentation Agents. (Incorporated herein by reference to Exhibit 10.1 of the Company’s current Report on Form 8-K, filed on April 5, 2007. SEC File No. 1-11908.)

10.8

Waiver, dated as of April 3, 2007, to the Term Loan Credit Agreement, dated as of September 1, 2005, among D56, Inc., Lenox Retail, Inc. and Lenox, Incorporated, as Borrowers, Lenox Group Inc., Lenox Sales, Inc. and FL 56 Intermediate Corp., as Guarantors, the Lenders party thereto, UBS Securities LLC, as Sole Arranger and Syndication Agent, UBS AG, Stamford Branch, as Administrative Agent and Collateral Agent, and Wells Fargo Foothill, LLC, as Documentation Agent. (Incorporated herein by reference to Exhibit 10.2 of the Company’s current Report on Form 8-K, filed on April 5, 2007. SEC File No. 1-11908.)

10.9	Amendment No. 2 to Consulting Agreement, dated as of April 5, 2007, to be effective as of March 16, 2007, by and between Lenox Group Inc. and Carl Marks Advisory Group LLC.* †

10.10

Agreement, dated as of April 13, 2007, by and between Lenox Group Inc. and The Clinton Group, Inc. (Incorporated herein by reference to Exhibit 10.1 of the Company’s current Report on Form 8-K, filed on April 16, 2007. SEC File No. 1-11908.)

10.11

Amended and Restated Revolving Credit Agreement, dated as of April 20, 2007, among D56, Inc., Lenox Retail, Inc., and Lenox, Incorporated, as Borrowers, Lenox Group Inc., and the other Guarantors party thereto, as Guarantors, the Lenders party thereto, UBS Securities LLC, as Arranger and Co-Syndication Agent, UBS AG, Stamford Branch, as Issuing Bank and Administrative Agent, UBS Loan Finance LLC, as Swingline Lender, JP Morgan Chase Bank, N.A., as Collateral Agent, Co-Syndication Agent and Issuing Bank, and Wells Fargo Foothill, LLC, as Documentation Agent. (Incorporated herein by reference to Exhibit 10.1 of the Company’s current Report on Form 8-K, filed on April 24, 2007. SEC File No. 1-11908.)

10.12

Term Loan Credit Agreement, dated as of April 20, 2007, among D56, Inc., Lenox Retail, Inc. and Lenox, Incorporated, as Borrowers, Lenox Group Inc. and the other Guarantors party thereto, as Guarantors, the Lenders party thereto, with UBS Securities LLC as Sole Arranger and Syndication Agent, and UBS AG, Stamford Branch, as Administrative Agent and Collateral Agent. (Incorporated herein by reference to Exhibit 10.2 of the Company’s current Report on Form 8-K, filed on April 24, 2007. SEC File No. 1-11908.)

10.13

Security Agreement, relating to the Revolving Credit Agreement, by D56, Inc., Lenox Retail, Inc. and Lenox, Incorporated, as Borrowers, Lenox Group Inc., and the other Guarantors party thereto, as Guarantors, and UBS AG, Stamford Branch, as Administrative Agent, dated as of April 20, 2007. (Incorporated herein by reference to Exhibit 10.3 of the Company’s current Report on Form 8-K, filed on April 24, 2007. SEC File No.1-11908.)

10.14

Security Agreement, relating to the Term Loan Agreement, by D56, Inc., Lenox Retail, Inc. and Lenox, Incorporated, as Borrowers, Lenox Group Inc., and the other Guarantors party thereto, as Guarantors, and UBS AG, Stamford Branch, as Administrative Agent, dated as of April 20, 2007. (Incorporated herein by reference to Exhibit 10.4 of the Company’s current Report on Form 8-K, filed on April 24, 2007. SEC File No. 1-11908.)

11.1	Computation of net loss per share*

31.1	Certification of Chief Executive Officer pursuant to Section 302*
of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Officer Certification pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002*

* Filed herewith

† Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LENOX GROUP INC.

Date: May 10, 2007	/s/ Marc L. Pfefferle

Marc L. Pfefferle
Chief Executive Officer

Date: May 10, 2007	/s/ Timothy J. Schugel

Timothy J. Schugel
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.9	Amendment No. 2 to Consulting Agreement, dated as of April 5, 2007, to be effective as of March 16, 2007, by and between Lenox Group Inc. and Carl Marks Advisory Group LLC

11.1	Computation of net loss per share

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002