Form 10-Q
period 2007-06-30
LENOX GROUP INC
filed 2007-08-09
CIK 902270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2007

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

Yes   ☐   No   ☒

As of July 27, 2007, 14,012,125 shares of the registrant’s common stock, par value $.01 per share, were outstanding.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

LENOX GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands)

	June 30, 2007	December 30, 2006	July 1, 2006

ASSETS

Current assets:
Cash and cash equivalents	$254	$875	$295
Accounts receivable, net	62,407	52,059	64,810
Inventories	109,585	101,925	121,994
Assets held for sale	6,604	—	—
Deferred taxes	16,328	13,896	9,864
Income tax receivable	16,052	956	6,200
Other current assets	7,251	9,306	8,942

Total current assets	218,481	179,017	212,105

Property and equipment, net	42,979	49,471	70,027
Assets held for sale	1,494	—	6,749
Goodwill	—	—	16,926
Trademarks, net	119,092	119,439	122,718
Other intangibles, net	13,017	14,135	15,297
Marketable securities	340	2,098	1,949
Deferred taxes	—	—	584
Other assets	12,392	9,637	12,640

	$407,795	$373,797	$458,995

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$1,250	$49,056	$9,155
Borrowings on revolving credit facility	68,249	47,510	79,947
Accounts payable	29,415	35,248	37,147
Accrued compensation and benefits payable	6,683	6,428	11,842
Severance and restructuring reserves	5,425	1,939	5,030
Other current liabilities	7,777	8,576	4,197

Total current liabilities	118,799	148,757	147,318

Deferred compensation obligation	328	2,085	1,964
Pension obligations	26,214	30,664	85,483
Postretirement obligations	15,373	15,853	29,120
Deferred taxes	18,484	18,297	—
Long-term debt	98,750	—	76,450
Deferred gain on sale-leaseback	3,708	3,845	—
Other noncurrent liabilities	10,050	12,617	3,989
Commitments and contingencies (Note 12)
Stockholders’ equity	116,089	141,679	114,671

	$407,795	$373,797	$458,995

See notes to condensed consolidated financial statements.

LENOX GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share amounts)

	13 WEEKS ENDED JUNE 30, 2007	13 WEEKS ENDED JULY 1, 2006

NET SALES	$92,971	$98,377
COST OF SALES	49,658	50,607

Gross profit	43,313	47,770

OPERATING EXPENSES
Selling, general and administrative	49,860	52,973
Restructuring charges	2,077	—
Goodwill impairment	—	37,074

OPERATING LOSS	(8,624)	(42,277)

OTHER EXPENSE (INCOME)
Interest expense	4,072	3,964
Loss on refinancing of debt	5,940	—
Other, net	(93)	(70)

LOSS BEFORE INCOME TAXES	(18,543)	(46,171)

INCOME TAX BENEFIT	(7,232)	(4,989)

NET LOSS	$(11,311)	$(41,182)

NET LOSS PER SHARE – BASIC	$(0.82)	$(3.00)

NET LOSS PER SHARE – ASSUMING DILUTION	$(0.82)	$(3.00)

WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC	13,812	13,746
ASSUMING DILUTION	13,812	13,746

See notes to condensed consolidated financial statements.

LENOX GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share amounts)

	26 WEEKS ENDED JUNE 30, 2007	26 WEEKS ENDED JULY 1, 2006

NET SALES	$179,365	$189,174
COST OF SALES	99,438	92,081

Gross profit	79,927	97,093

OPERATING EXPENSES
Selling, general and administrative	103,107	110,634
Restructuring charges	6,868	—
Goodwill impairment	—	37,074

OPERATING LOSS	(30,048)	(50,615)

OTHER EXPENSE (INCOME)
Interest expense	6,900	7,008
Loss on refinancing of debt	5,940	—
Other, net	(105)	(70)

LOSS BEFORE INCOME TAXES	(42,783)	(57,553)

INCOME TAX BENEFIT	(18,477)	(9,285)

NET LOSS	$(24,306)	$(48,268)

NET LOSS PER SHARE – BASIC	$(1.76)	$(3.51)

NET LOSS PER SHARE – ASSUMING DILUTION	$(1.76)	$(3.51)

WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC	13,798	13,736
ASSUMING DILUTION	13,798	13,736

See notes to condensed consolidated financial statements.

LENOX GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	26 WEEKS ENDED JUNE 30, 2007	26 WEEKS ENDED JULY 1, 2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash used in operating activities	$(61,215)	$(58,004)
Net cash used in operating activities from discontinued operations	—	(32)

Net cash used in operating activities	(61,215)	(58,036)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,551)	(4,891)
Proceeds from sale of assets	407	10,183
Acquisitions	(212)	(2,990)

Net cash (used) provided by investing activities	(1,356)	2,302

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of common stock options	—	340
Payments of debt amendment and refinancing costs	(9,685)	(397)
Excess tax benefits from stock-based compensation	(7)	32
Borrowings on revolving credit facility	20,739	69,479
Purchases of treasury stock	(30)	—
Principal payments on capital leases	(11)	(59)
Borrowings (payments) on long-term debt	50,944	(14,645)

Net cash provided by financing activities	61,950	54,750

NET DECREASE IN CASH AND CASH EQUIVALENTS	(621)	(984)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	875	1,279

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$254	$295

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Depreciation expense	$6,397	$6,197
Intangible amortization expense	1,118	1,741
Accrued capital expenditure purchases	—	499

Cash paid (received) for:
Interest	4,130	5,988
Income taxes	(94)	2,142

See notes to condensed consolidated financial statements.

LENOX GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except per share amounts)

1.	Basis of Presentation

The consolidated balance sheet as of June 30, 2007, the consolidated statements of operations for the quarters and 26 weeks ended June 30, 2007 and July 1, 2006 and the consolidated statements of cash flows for the 26 weeks ended June 30, 2007 and July 1, 2006 are unaudited. The consolidated balance sheet as of December 30, 2006 was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America. In the opinion of management, all adjustments necessary for a fair statement of the consolidated financial statements are included. Adjustments consist only of normal recurring items, except for any discussed in the notes below. Interim results are not necessarily indicative of results for a full year. The condensed consolidated financial statements and notes are presented in accordance with instructions for Form 10-Q, and therefore, do not contain certain information included in our consolidated annual financial statements and notes. The condensed consolidated financial statements and notes appearing in this report should be read in conjunction with the consolidated audited financial statements and related notes included in the Annual Report on Form 10-K for the year ended December 30, 2006 (2006 Form 10-K) filed by Lenox Group Inc. (the Company) with the Securities and Exchange Commission (SEC).

The Report of Independent Registered Public Accounting Firm on the financial statements of the Company as of and for the fiscal year ended December 30, 2006 included in the 2006 Form 10-K contained an explanatory paragraph that expressed substantial doubt about the Company’s ability to continue as a going concern due to its non-compliance with certain financial covenants under its then-existing credit facilities. As discussed in Note 10, on April 20, 2007, the Company completed the refinancing of its credit facilities by entering into amended and restated revolving and term loan facilities.

2.	New Accounting Standards

Recently Adopted Accounting Standards

The Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) at the beginning of fiscal year 2007. FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. As a result of the implementation of FIN 48, the Company recognized a $1.5 million increase to the liabilities for unrecognized tax benefits, an increase of $1.5 million to deferred tax assets and a decrease of $27 million to retained earnings in the first quarter of 2007.

The Company had unrecognized tax benefits of approximately $3.7 million as of December 31, 2007 (excluding related interest and penalties discussed below). The unrecognized tax benefit decreased by $2.3 million in the 26 weeks ended June 30, 2007 relating to the expiration of statute of limitations in the first quarter of 2007, which had a positive effect on the tax provision. The Company does not expect that the amounts of unrecognized tax benefits will change significantly within the next 12 months.

The Company recognizes interest accrued and penalties related to unrecognized tax benefits within income tax expense in the Condensed Consolidated Statements of Operations, which is consistent with the recognition of these items in prior reporting periods. To the extent these unrecognized tax benefits are ultimately recognized, there will be an impact on the effective tax rate.

As of January 1, 2007, the Company had recorded liabilities of approximately $712 and $112, respectively, for the payment of interest and penalties. The liability for the payment of interest and penalties decreased by $486 for the 26 weeks ended June 30, 2007 due to the expiration of the statute of limitations as noted above.

The Company’s federal income tax returns for 2003 through 2006 are open tax years. The Company files tax returns in numerous state jurisdictions with varying statutes of limitation. The Company’s unrecognized state tax benefits are primarily related to state returns open from 2002 through 2006 or 2003 through 2006, depending on each state’s statute of limitation.

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

Recently Issued Accounting Standards

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (SFAS 157) to establish a consistent framework for measuring fair value and expand disclosures on fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect that the adoption of SFAS 157 will have on its consolidated results of operations and financial condition.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect that the adoption of SFAS 159 will have on its consolidated results of operations and financial condition.

3.	Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123R (revised 2004), Share-Based Payment (SFAS 123R), which requires compensation costs related to share-based payment transactions to be recognized in the financial statements. The Company adopted the standard using the modified prospective transition method, which requires the application of the accounting standard to all share-based awards issued on or after the date of adoption and any outstanding share-based payment awards that were issued but not vested as of the date of adoption. Accordingly, the Company did not restate the financial information for 2005 as a result of the adoption.

Total share-based compensation expense was $163 and $366 for the three months ended June 30, 2007, and July 1, 2006, respectively, and $(758) and $738 for the six months ended June 30, 2007, and July 1, 2006, respectively. During the three months ended March 31, 2007, forfeiture of restricted stock with performance conditions that were not met resulted in a reduction of the associated expense.

During the three months ended June 30, 2007, 15,500 restricted shares of common stock were issued to directors. These shares were valued at $7.11 per share, the market price on the date of the grant. The shares vest three years from the date of the grant. No restricted shares were issued during the three months ended March 31, 2007. Two thousand five hundred restricted shares of common stock were issued during the three months ended July 1, 2006, and 36,500 restricted shares of common stock were issued during the six months ended July 1, 2006. The weighted average per share price was $10.69 and $12.60, respectively, during the three month and six month periods ended July 1, 2006. Shares were priced at the market price on the date of the grant. Total compensation expense for non-vested restricted stock during the three months ended June 30, 2007, and July 1, 2006, was $107 and $365, respectively. For the six months ended June 30, 2007, and July 1, 2006, compensation expense for non-vested restricted stock was $(810) and $679, respectively.

During the three months ended June 30, 2007, 31,000 option awards were granted to directors. These option awards vest one year from the date of the grant and have an exercise price equal to the market price of the Company’s common stock on the date of the grant. No option awards were granted during the three months ended March 31, 2007. Compensation expense equal to the grant date fair value is recognized for these awards over the vesting period. Total compensation expense for stock option awards for the three months ended June 30, 2007 and July 1, 2006 was $56 and $1, respectively and $52 and $59 for the six months ended June 30, 2007 and July 1, 2006.

The Company estimates the fair value of each option using the Black-Scholes option pricing model. Assumptions used were:

	26 weeks ended June 30, 2007	26 weeks ended July 1, 2006

Risk-free interest rate	4.6%	4.8%
Expected dividend yield	0.0%	0.0%
Expected stock volatility	39.0%	49.0%
Expected life (in years)	5.0	6.0

The weighted average fair value of options granted during the first six months of 2007 and 2006 was $2.95 and $6.66, respectively.

These estimates require the Company to make assumptions based on historical results, observance of trends in its stock price, changes in option exercise behavior, future expectations, and other relevant factors. If other assumptions had been used, share-based compensation expense, as calculated and recorded under SFAS 123R, could have been affected.

The Company based the expected life assumption on historical experience. For purposes of determining expected volatility, the Company considered a rolling average of historical volatility measured over a period approximately equal to the expected option term. The risk free interest rate for periods that coincide with the expected life of the options is based on U.S. Treasury Department yield curve in effect at the time of the grant.

4.	Loss per Common Share

Net loss per common share is calculated by dividing net loss by the weighted average number of shares outstanding during the period. Net loss per common share assuming dilution reflects per share amounts that would have resulted had the Company’s dilutive outstanding stock options been converted to common stock. Restricted stock is considered outstanding on the date the stock becomes vested when computing net loss per common share – basic. Restricted stock, to the extent it is probable that the stock will become vested, is considered outstanding on the grant date when computing net loss per common share – assuming dilution. All options and unvested restricted stock were considered anti-dilutive and excluded from the computation of common equivalent shares at June 30, 2007 and July 1, 2006 because the Company reported a net loss for both the second quarter and 26 weeks ended June 30, 2007 and July 1, 2006.

5.	Severance and Restructuring Costs

In connection with the acquisition of Lenox, the Company assumed severance reserves related to plant closings, retail store closings and general restructurings that took place prior to the Company’s acquisition of Lenox. At September 1, 2005, the acquisition date, the Company accrued additional amounts related to an additional plant closing, retail store closings and general restructurings that were planned as part of the acquisition. As of June 30, 2007, the severance and restructuring activities recorded at the time of the acquisition have been substantially completed. The total amount incurred was $15.0 million of which $14.4 million was recorded to goodwill on the opening balance sheet and $0.6 million was recorded in Selling, General and Administrative expense in the Consolidated Statement of Operations in the fourth quarter of 2006 and was principally recorded in the Company’s Corporate segment.

During the first quarter of 2007, the Company engaged Carl Marks Advisory Group LLC to identify and implement business improvements and operational changes. Restructuring activities initiated during the first half included the announcement of the planned closing of the Company’s distribution center located in Rogers, MN in late 2007 (with distribution activities to be transferred to the Company’s distribution center located in Hagerstown, MD) along with changes in and consolidation of our management and operations structure (described as general restructuring below). The Company incurred $6.9 million of severance and restructuring costs related to these activities in the 26 weeks ended June 30, 2007. These costs were included in Restructuring Charges in the Condensed Consolidated Statement of Operations.

The table below shows a reconciliation of the severance and restructuring reserve activity through the second quarter of 2007:

	Plant and Distribution Center Closings		General Restructuring		Total Reserves

	Severance	Other	Severance	Other

Balance, December 30, 2006	$7	$1,001	$931	$—	$1,939
Costs incurred	208	1,044	4,750	866	6,868
Payments and other	(3)	(1,208)	(2,005)	(166)	(3,382)

Balance, June 30, 2007	$212	$837	$3,676	$700	$5,425

The Company believes that the severance and restructuring activities initiated during the first quarter of 2007 will be substantially completed by the end of its 2007 fiscal year. The total estimated costs expected to be incurred related to the distribution center closing and the general restructuring that were initiated in the first half, of 2007 including costs incurred during the 13 and 26 weeks ended June 30, 2007, were as follows:

		Costs Incurred

	Total costs expected	13 weeks ended June 30, 2007	26 weeks ended June 30, 2007

Plant and Distribution Center Closings	$2,200	$154	$1,252
General Restructuring	6,200	1,923	5,616

	$8,400	$2,077	$6,868

These costs are allocable to reportable segments as follows:

		Costs Incurred

	Total Costs expected	13 weeks ended June 30, 2007	26 weeks ended June 30, 2007

Wholesale	$1,000	$86	$687
Retail	1,000	598	951
Direct	165	165	165
Corporate	6,235	1,228	5,065

	$8,400	$2,077	$6,868

6.	Concentrations

At June 30 2007, one customer accounted for approximately 18% of the Company’s total accounts receivable. For the 13 weeks and 26 weeks ended June 30, 2007, this same customer accounted for approximately 18% and 15%, respectively, of the Company’s total net sales.

7.	Inventories

Inventories were comprised of:

	June 30, 2007	December 30, 2006	July 1, 2006

Raw materials	$3,080	$3,925	$3,770
Work-in-process	4,407	4,793	6,727
Finished goods	102,098	93,207	111,497

Total inventories	$109,585	$101,925	$121,994

The Company received notice from the financial institution with which it had its precious metals consignment arrangement that such institution was terminating, and did terminate, the consignment facility, effective May 16, 2007. The Company purchased the remaining outstanding silver balance at a cost of $4,617 on May 16, 2007. As a result of the termination of this consignment arrangement, the Company now includes the cost of silver in its ending inventory balances which totaled $4,370 at June 30, 2007.

8.	Comprehensive Loss

Comprehensive loss and its components, net of tax, were as follows:

	13 weeks ended		26 weeks ended

	June 30 2007	July 1, 2006	June 30 2007	July 1, 2006

Net loss	$(11,311)	$(41,182)	$(24,306)	$(48,268)
Changes in cumulative foreign currency translation adjustment	—	—	(14)	—
Adjustment to pension and postretirement plan liabilities	(319)	—	(638)	—

Comprehensive loss	$(11,630)	$(41,182)	$(24,958)	$(48,268)

9.	Goodwill and Other Intangible Assets

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

During the fourth quarter of 2006, the Company completed its annual impairment test of goodwill, originally recorded from the acquisition of Lenox, in accordance with SFAS 142. The Company recognized a goodwill impairment charge of $18.2 million as a result of lower than projected sales and profits from the Lenox wholesale reporting unit as compared to that which was originally projected at the date of the Lenox Acquisition. The fair value of the Lenox wholesale reporting unit was estimated using the present value of expected future cash flows.

Intangible assets, other than goodwill, are comprised of the following:

	June 30, 2007			December 30, 2006			July 1, 2006

	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net

Finite-life intangible assets
Customer relationships	$15,300	$(3.028)	$12,272	$15,300	$(2,202)	$13,098	$15,300	$(1,377)	$13,923
Favorable lease interests	2,542	(2,102)	440	2,542	(1,881)	661	2,542	(1,614)	928
Non-compete agreements	2,705	(2,400)	305	2,705	(2,329)	376	2,705	(2,259)	446

Indefinite-life intangible assets
Trademarks	123,231	(4,139)	119,092	123,578	(4,139)	119,439	126,857	(4,139)	126,110

Total Intangibles	$143,778	$(11,669)	$132,109	$144,125	$(10,551)	$133,574	$147,404	$(9,389)	$146,657

In the fourth quarter of 2006, the Company recognized a trademark impairment of $3.7 million related to lower than projected sales of Dansk and Gorham products from that estimated at the time of the original purchase price allocation. In determining the fair value of its trademarks, the Company applies the income approach, using the relief from the royalty method. These trademark costs were originally recorded as part of the acquisition of Lenox.

As part of the initial purchase accounting for the acquisition of Willitts Design International, Inc. (Willitts), $1.2 million of the cash purchase price was allocated to indefinite-lived trademarks. During the second quarter of 2007, the Company finalized the purchase accounting for Willitts and recorded an additional $0.3 million of indefinite life trademarks.

In the second quarter of 2007, in anticipation of the Company’s July 19, 2007 sale of certain of the Gorham sterling silver assets, the Company evaluated the Gorham trademark. Based on the results of this evaluation, the Company determined that $0.6 million of indefinite-life trademarks were to be included as part of the sale transaction. Accordingly, the Company reclassified this amount to non-current assets held for sale (see Note 14 of the Condensed Consolidated Financial Statements).

Intangible asset amortization expense for the second quarter and 26 weeks ended June 30, 2007 was $545 and $1,118 respectively, compared to $725 and $1,741 for the second quarter and 26 weeks ended July 1, 2006, respectively.

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

10.	Debt

Debt and the average interest rate on debt outstanding is summarized as follows:

	Average Interest rate June 30, 2007	June 30, 2007	December 30, 2006	July 1, 2006

Revolving credit facility	7.44%	$68,249	$47,510	$79,947
Note payable to Maryland Department of Business and Economic Development[1]	3%	150	150	150
Note payable to the County Commissioners of Washington County, Maryland[1]	0%	100	100	100
Term loan facility[2]	9.86%	99,750	48,806	85,355

Total debt		$168,249	$96,566	$165,552

1 $0.1 million of total notes payable included in non-current long-term debt at July 1, 2006.

2 $98.8 million and $76.4 million included in non-current long-term debt at June 30, 2007 and July 1, 2006, respectively.

The note payable to the Maryland Department of Business and Economic Development is a conditional promissory note that accrues interest at 3% per year. The principal and interest payments were deferred until December 31, 2006 and thereafter are subject to multiple maturity dates determined by the Company’s employment levels at the Hagerstown, MD distribution facility. As of December 30, 2006 and June 30, 2007, the Company had not achieved the employment levels required to qualify for full or partial debt forgiveness and therefore has classified the entire note payable as a current liability.

The note payable to the County Commissioners of Washington County, Maryland is a conditional grant agreement that bears no interest charges. The principal payments were deferred until December 31, 2006 and thereafter are subject to multiple maturity dates determined by the Company’s employment levels at the Hagerstown, MD distribution facility. As of December 30, 2006 and June 30, 2007, the Company had not achieved the employment levels required to qualify for full or partial debt forgiveness and therefore has classified the entire note payable as a current liability.

On February 9, 2007, the Company entered into waivers and amendments to its revolving credit facility and term loan credit facility (the credit facilities) in connection with the Company’s noncompliance with certain financial covenants under the credit facilities for the period ended December 30, 2006. Pursuant to the waivers and amendments, the lenders granted the Company a limited waiver of noncompliance through and including April 30, 2007, and temporarily amended the agreements to adjust the leverage ratio and interest coverage ratio levels for the first quarter of 2007. In addition, the amendment to the term loan facility increased the applicable margin for loans by 0.25% per annum. As consideration for the amendments, the Company paid amendment fees of $0.2 million.

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

Total fees and expenses incurred by the Company in connection with the refinancing were $9.7 million (inclusive of the $9.2 million paid out of the proceeds of the amended and restated term loan facility), of which $7.0 million was capitalized and $2.7 million was included as loss on refinancing of debt during the second quarter of 2007 in accordance with EITF 98-14, Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements, and EITF 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments. Based on these same criteria, the Company recognized an additional $3.2 million of loss on early extinguishment of debt during the second quarter of 2007 to write-off portions of the previously capitalized loan costs.

Borrowings under the amended and restated revolving credit facility are subject to certain borrowing base limitations, and the Company’s borrowing capacity fluctuates during the year based upon accounts receivable and inventory levels. As of June 30, 2007, the Company’s borrowing capacity under the amended and restated revolving credit facility was $96.8 million, of which $20.8 million was available for additional borrowings or letters of credit at such date.

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

Under the amended and restated term loan facility, the Company is also obligated to make mandatory prepayments if certain events occur in the future such as asset sales, additional debt issuances, common and preferred stock issuances, and excess cash flow generation. Such prepayments will be applied to the term loan until it is paid in full, except for prepayments occurring upon the sale of designated revolving loan collateral, which will be applied to the revolving loan.

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

11.	Benefit Plans

Components of net periodic benefit cost for the 13 and 26 weeks ended June 30, 2007 and July 1 2006 were as follows:

	13 weeks ended

	Pension Benefits		Medical and Life Insurance Benefits
	2007	2006	2007	2006

Service cost	$—	$1,196	$—	$213
Interest cost	2,263	2,379	237	354
Expected return on assets	(2,667)	(2,363)	—	—
Amortization of prior service cost			(175)
Amortization of gain	(298)	(66)	(41)	—

Net periodic pension expense	$(702)	$1,146	$21	$567

	26 weeks ended

	Pension Benefits		Medical and Life Insurance Benefits
	2007	2006	2007	2006

Service cost	$—	$2,392	$—	$426
Interest cost	4,526	4,758	474	708
Expected return on assets	(5,334)	(4,726)	—
Amortization of prior service cost			(350)
Amortization of gain	(596)	(132)	(82)

Net periodic pension expense	$(1,404)	$2,292	$42	$1,134

12.	Commitments and Contingencies

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

On February 22, 2007, without admitting any violation of any statute or law or any liability or wrongdoing whatsoever, Lenox entered into a settlement agreement with the plaintiff class representatives. Pursuant to the terms of the settlement agreement, Lenox has agreed to pay $0.5 million, in return for which Lenox and its affiliates will be completely released from any and all claims, demands and actions concerning the Action and any claims that could have been alleged in the Action. This settlement agreement is subject to final approval of the court and a final judgment dismissing the Action with prejudice as to Lenox. Plaintiffs and Lenox have agreed to use their best efforts promptly to seek court approval of the settlement agreement and dismissal of the Action with prejudice. A hearing to seek final court approval of said settlement has been set for August 9, 2007.

On April 12, 2007, Amanda Curiale filed a complaint in the United States District Court for the Eastern District of Pennsylvania, which is a purported class action alleging that the Company willfully violated the Federal Fair and Accurate Credit Transactions Act (FACTA) by continuing to print more than the last five digits of the credit card number and/or the expiration date on receipts provided to debit card and credit cardholders transacting business with the Company. The Company understands that similar complaints have recently been filed against a large number of retailers. The plaintiff seeks, on behalf of herself and the class, statutory damages of not less than one hundred dollars and not more than one thousand dollars for each violation, as well as unspecified punitive damages, costs and attorneys’ fees and a permanent injunction from further engaging in violations of FACTA. The Company intends to vigorously defend against these alleged claims. However, the results of litigation are uncertain, and, at this stage of the litigation, the Company is unable to assess the extent of damages and/or other relief, if any, that may be awarded if the plaintiff class were to prevail.

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

13.	Segments of the Company and Related Information

The Company has three reportable segments – Wholesale, Retail and Direct. Although the product produced and sold for each segment is similar, the type of customer for the product and the method used to distribute the product are different. The segmentation of these operations also reflects how the Company’s chief executive officer currently reviews the results of these operations. Operating income (loss) for each operating segment includes specifically identifiable operating costs such as cost of sales and selling expenses. General and administrative expenses are generally not allocated to specific operating segments and are therefore reflected in the corporate category. Other components of the statement of operations, which are classified below operating loss, are also not allocated by segment. In addition, the Company does not account for or report assets, capital expenditures or certain depreciation and amortization by segment. All transactions between operating segments have been eliminated and are not included in the following table.

(In thousands)	13 weeks ended June 30, 2007	% of Net sales	13 weeks ended July 1, 2006	% of Net sales	26 weeks ended June 30, 2007	% of Net sales	26 weeks ended July 1, 2006	% of Net sales

WHOLESALE
Net sales	$67,692	100	$70,655	100	$117,987	100	$122,476	100
Gross profit	28,300	42	29,737	42	46,929	40	52,832	43
Selling expenses	8,684	13	9,791	14	16,916	14	19,697	16
Restructuring charges	86	—	—	—	687	1	—	—
Goodwill impairment	0	—	37,074	52	0	—	37,074	30
Operating income (loss)	19,530	29	(17,128)	(24)	29,326	25	(3,939)	(3)

RETAIL
Net sales	$9,197	100	$10,510	100	$25,550	100	$26,706	100
Gross profit	3,875	42	6,301	60	8,601	34	17,527	66
Selling expenses	7,125	77	6,804	65	15,218	60	15,790	59
Restructuring charges	598	7	—	—	951	4	—	—
Operating (loss) income	(3,848)	(42)	(503)	(5)	(7,568)	(30)	1,737	7

DIRECT
Net sales	$15,818	100	$16,663	100	$34,942	100	$39,032	100
Gross profit	10,874	69	11,183	67	23,511	67	25,774	66
Selling expenses	10,010	63	9,428	57	21,203	61	19,561	50
Restructuring charges	165	1	—	—	165	—	—	—
Operating income	699	4	1,755	11	2,143	6	6,213	16

CORPORATE
Unallocated net sales	$264		$549		$886		$960
Unallocated general and administrative expenses	24,041		26,950		49,770		55,586
Restructuring charges	1,228		—		5,065		—
Operating loss	(25,005)		(26,401)		(53,949)		(54,626)

CONSOLIDATED
Net sales	$92,971	100	$98,377	100	$179,365	100	$189,174	100
Operating loss	(8,624)	(9)	(42,277)	(43)	(30,048)	(17)	(50,615)	(27)

14.	Assets held for sale

During the second quarter of 2007, the Company began soliciting buyers to purchase the assets of the Gorham sterling silver flatware and sterling silver giftware product line, including inventory, machinery and equipment, books and records and pattern trademarks and copyrights associated with sterling silver products. As a result, the Company has classified these assets as assets held for sale on the Condensed Consolidated Balance Sheet as shown in the table below. No loss has been recognized on these assets as the Company expects that the fair market value less cost to sell will be greater than its carrying amount (see Note 15 to the Condensed Consolidated Financial Statements)

June 30, 2007

Inventories	$6,604

Total current assets held for sale	$6,604

Trademarks, net	$647
Property and equipment, net	847

Total non-current assets held for sale	$1,494

15.	Subsequent event

On July 19, 2007, the Company entered into an Asset Purchase Agreement (the Sale Agreement) with Lifetime Brands, Inc. (Lifetime) for the sale of certain assets of the Company’s sterling silver flatware and sterling silver giftware business conducted primarily under the Gorham and Kirk Stieff brand names. Simultaneously with the execution of the Sale Agreement by the parties, the Company closed on this transaction.

The purchase price paid by Lifetime was $8,775, subject to a post closing adjustment based on the price and quantity of silver transferred at closing. At closing, the Company received an initial payment of $8,525 and $250 was transferred to an escrow account for a six-month period. On August 2, 2007, the parties agreed to a price adjustment reduction of $255 based on the quantity of silver actually transferred at closing and the price of silver. Accordingly, the net purchase price is $8,520. The Company transferred title to sterling silver finished goods inventory, work in process, raw materials, samples, selective pieces of machinery and equipment, books and records and pattern trademarks and copyrights associated with sterling silver products.

In addition, the Company granted a long term exclusive license to Lifetime to utilize the Gorham, Kirk Stieff, Whiting and Durgin brands on and in connection with sterling silver products. The Company has retained all rights to utilize these brands on non-sterling silver products.

The parties also entered into a short term transition agreement, which expires on November 30, 2007. Under the terms of this agreement, the Company will provide manufacturing and distribution services to Lifetime for a fee. After the termination of this transition agreement, the Company will cease its sterling silver operations at its leased space in Pomona, New Jersey and intends to surrender said space to its landlord by the end of December, 2007.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

This Item should be read in conjunction with the segment financial table presented in Note 13 to the Condensed Consolidated Financial Statements. Other components of the Condensed Consolidated Statement of Operations which are classified below income from operations (i.e. interest expense, provision for income taxes, etc.) are not allocated by segment and are discussed separately.

Comparison of Results of Operations for the Quarter Ended June 30, 2007 to the Quarter Ended July 1, 2006.

Wholesale

Net sales decreased $3.0 million, or 4%, in the second quarter of 2007 compared with the same period in 2006. The decrease was due to lower sales of Dansk and Gorham branded products, partially offset by an increase in Department 56 branded products. Sales of Lenox branded product during the second quarter of 2007 was largely flat with 2006.

Gross profit as a percentage of net sales was 42% in both the second quarter of 2007 and 2006, respectively. Improvements in product mix were offset by a higher provision for excess inventory.

Selling expenses were $1.1 million or 11% lower in the second quarter of 2007 as compared to the second quarter of 2006. This decrease in selling expenses was principally due to lower advertising expense and workforce reductions.

In the second quarter of 2006, a goodwill impairment charge of $37.1 million was recorded to write-down the goodwill related to the Department 56 wholesale reporting unit. (See Note 9 to the Condensed Consolidated Financial Statements)

Restructuring charges of $0.1 million in the second quarter of 2007 were primarily severance related charges as a result of the continued execution of the Company’s new business plan.

Operating income increased in the second quarter of 2007 by $36.6 million primarily due to fact that the second quarter of 2006 was negatively affected by the $37.1 million goodwill impairment charge.

Retail

Net sales decreased $1.3 million, or 12%, in the second quarter of 2007 compared with the same period in 2006. This decrease was primarily due to a 13% reduction in same-store sales, caused in significant part by the delay in transitioning to an appropriate go forward merchandising assortment.

Gross profit as a percentage of net sales was 42% and 60% in the second quarter of 2007 and 2006, respectively. The 18 percentage point decrease was principally due to 2007 having a larger mix of second quality and excess inventory sales than in 2006. The Retail segment continues to transition to a merchandising strategy that includes a historical level of 1st quality product sales which, if successfully executed, should increase gross margins back to historic levels.

Selling expenses increased $0.3 million or 5% in the second quarter of 2007 compared to the second quarter of 2006. The increase in selling expenses were principally due to asset disposal charges related to a change in store merchandising strategy.

Restructuring charges of $0.6 million in the second quarter of 2007 were principally due to lease termination costs related to the termination of an All the Hoopla store lease and severance related charges as a result of the continued execution of the Company’s new business plan.

Operating loss was $3.3 million higher in the second quarter of 2007 as compared to the second quarter of 2006 due to lower sales volumes on reduced store traffic, lower gross margins due to the higher mix of second quality and excess merchandise and increased selling expenses.

Direct

Net sales decreased $0.8 million or 5% in the second quarter of 2007 as compared to the same period in 2006. The decrease was primarily due to the residual effect of delays in developing and sourcing new product experienced during the first quarter, as well as continued lower customer response rates.

Gross profit as a percentage of sales was 69% and 67% in the second quarter of 2007 and 2006, respectively. This two percentage point improvement in gross profit as a percentage of sales is primarily the result of improved product mix and lower freight costs.

Selling expenses increased by $0.6 million or 6% in the second quarter of 2007 compared to the second quarter of 2006 due primarily to increased media spending to acquire new customers and higher bad debt charges.

Restructuring charges of $0.2 million in the second quarter of 2007 were severance related charges as a result of the continued execution of the Company’s new business plan.

Operating income decreased by $1.1 million or 60% in the second quarter of 2007 compared to the same period in 2006 due primarily to the decrease in net sales combined with higher selling expenses and restructuring charges.

Corporate

Net sales of $0.3 million represents revenue from the licensing of the Lenox brand and were $0.3 million lower in the second quarter of 2007 compared to the same period in 2006.

General and administrative expenses decreased by $2.9 million or 11% in the second quarter of 2007 as compared to the same period in 2006. This decrease was primarily a result of a $ 1.8 million reduction in post-retirement expenses related to the decision in the fourth quarter of 2006 to freeze the Company’s defined benefit pension plans and to discontinue offering post-retirement health benefits to current employees, $1.8 million in headcount and other cost reductions and $0.5 million in savings in integration expenses associated with the Willitts acquisition incurred in the second quarter of 2006. Partially offsetting these cost reductions was $1.2 million in executive management consulting fees incurred in 2007.

Restructuring charges of $1.2 million in the second quarter of 2007 were severance related charges as a result of the continued execution of the Company’s new business plan.

Loss on the debt refinancing

The Company incurred a $5.9 million loss on the refinancing of its term and revolver loans in the second quarter of 2007. This loss consisted of $2.7 million of costs incurred in the quarter related to the re-financing as well as the write-off of $3.2 million of previously capitalized loan costs (see Note 10 to the Condensed Consolidated Financial Statements)

Provision for Income Taxes

The effective income tax rate was a 39% benefit in the second quarter of 2007 compared to an 11% benefit in the second quarter of 2006. The low 2006 effective income tax rate was principally due to the goodwill impairment (which was primarily non-tax deductible),

Comparison of Results of Operations for the 26 Weeks Ended June 30, 2007 to the 26 Weeks Ended July 1, 2006.

Wholesale

Net sales decreased $4.5 million, or 4%, in the first half of 2007 compared with the same period in 2006 due to sales decreases in Dansk, Gorham and Department 56 branded products, partially offset by a small increase in Lenox branded products.

Gross profit as a percentage of net sales was 40% and 43% in the first half of 2007 and 2006 respectively. The three percentage point decline in gross profit percentage was primarily due to higher levels of unfavorable manufacturing variances related to lower production volumes at the Company’s silver manufacturing facility and a higher level of product liquidations through the wholesale channel during the first six months of 2007 as compared to the same period in 2006, which had an impact of two and one percentage points respectively.

Selling expenses were $2.8 million or 14% lower in the first half of 2007 compared to the same period in 2006. This decrease in selling expenses was principally due a reduction in base and incentive compensation costs resulting from workforce reductions and reduction in variable costs as a result of lower sales.

In the first half of 2006, a goodwill impairment charge of $37.1 million was recorded to write-down the goodwill related to the Department 56 wholesale reporting unit. (See Note 9 to the Condensed Consolidated Financial Statements)

Restructuring charges of $0.7 million in the first half of 2007 are primarily severance related charges as a result of the continued execution of the Company’s new business plan.

Operating income increased $33.3 million in the first six months of 2007 as compared to the same period in 2006 primarily due to fact that 2006 was negatively impacted by the $37.1 million goodwill impairment charge. Partially offsetting the absence of the goodwill impairment charge were lower sales and gross margin rate during 2007.

Retail

Net sales decreased $1.2 million, or 4%, in the first half of 2007 compared with the first half of 2006. This decrease was primarily by the closure of 28 Lenox retail stores throughout the first quarter of 2006, partially offset by an increase of 3% in same store sales in 2007. Same store sales in 2007 increased 16% during the first quarter driven by inventory liquidation sales and decreased 13% in the second quarter caused in significant part by the delay in transitioning to an appropriate go forward merchandising assortment.

Gross profit as a percentage of net sales was 34% and 66% in the first half of 2007 and 2006, respectively. This thirty two percentage point decrease was partially due to a purchase accounting adjustment to value Lenox inventory at its estimated selling price less cost of disposal under the purchase method of accounting on the opening balance sheet date. The impact of this purchase accounting adjustment during the first half of 2006 was approximately $4.2 million, which increased gross profit as a percentage of sales by 17 percentage points from 49% to 66%. In addition, gross profit as a percentage of sales was lower in 2007 due to promotion aimed at liquidating excess and 2nd quality inventory during the first quarter, as well as the impact of selling a higher percentage of excess and 2nd quality products during the second quarter of 2007 than in 2006.

Selling expenses decreased $0.6 million or million or 4% in the first half of 2007 compared to the same period in 2006. The decrease in selling expenses was principally due to a reduction in variable selling expenses.

Restructuring charges of $1.0 million in the first half of 2007 were related to lease termination and other store closure costs relating to two store locations as well as severance related charges as a result of the continued execution of the Company’s new business plan.

Operating loss was $9.3 million higher in the first half of 2007 as compared to the first half of 2006 due primarily to the purchase accounting adjustment which benefited the first half of 2006, the decline in gross profit due to the aggressive promotions used to liquidate inventory and the restructuring charges.

Direct

Net sales decreased $4.1 million or 10% in the first half of 2007 as compared to the same period in 2006. The decrease was primarily due to fewer new product promotions during the first quarter and in the beginning of the second quarter of 2007 compared to the same period in 2006 caused by delays in developing and sourcing new product, which the Company believes it has now significantly addressed. In addition, the Segment experienced lower customer response rates on product that was promoted in 2007.

Gross profit as a percentage of sales was 67% and 66% in the first half of 2007 and 2006 respectively. The gross profit percentage of 66% in the first quarter of 2006 was negatively impacted by a purchase accounting fair market value adjustment related to the write up of inventory to its estimated selling price less cost of disposal under the purchase method of accounting on the opening balance sheet date. The impact of this purchase accounting adjustment was $1.2 million, which decreased gross profit as a percentage of sales by three percentage points for the first quarter of 2006 from 69% to 66%. The decrease in the gross profit percentage in 2007, when compared to the 69% in 2006, was primarily due to higher provisions for excess inventory.

Selling expenses increased by $1.6 million or 8% in the first half of 2007 compared to the first half of 2006 due primarily to increased media spending to acquire new customers and higher bad debt charges related to a change in sales mix.

Restructuring charges of $0.2 million in the first half of 2007 were severance related charges as a result of the continued execution of the Company’s new business plan.

Operating income decreased by $4.1 million or 66% in the first half of 2007 compared to the same period in 2006 due primarily to the decrease in net sales and higher selling expenses as noted above.

Corporate

Net sales of $0.9 million in the first half of 2007 represents revenue from the licensing of the Lenox brand and was flat compared with the first half of 2006.

General and administrative expenses decreased by $5.8 million or 10% in the first six months of 2007 as compared to the same period in 2006. This decrease was primarily a result of a $ 3.6 million reduction in postretirement expenses related to the decision in the fourth quarter of 2006 to freeze the Company’s defined benefit pension plans and to discontinue offering postretirement health benefits to current employees, $4.9 million in headcount and other cost reductions associated with the Willitts acquisition incurred in the second quarter of 2006. Partially offsetting these cost reductions was $2.7 million in executive management consulting fees incurred in 2007.

Restructuring charges of $5.1 million in the first half of 2007 were principally severance expense related to the Company’s previous chief executive officer, lease buyout expense related to the shutdown of the Company’s Rogers distribution facility and general severance and other costs associated with organizational changes implemented as part of the Company’s new business plan

Loss on the debt refinancing

The Company incurred a $5.9 million loss on the refinancing of its term and revolver loans in the second quarter of 2007. This loss consisted of $2.7 million of costs incurred in the quarter related to the re-financing as well as the write-off of $3.2 million of previously capitalized loan costs (see Note 10 to the Condensed Consolidated Financial Statements)

Provision for Income Taxes

The effective income tax rate was a 43% benefit in the first half of 2007 compared to 16% benefit in the first half of 2006. The low 2006 effective income tax rate was principally due to the goodwill impairment (which is primarily non-tax deductible). Additionally, the 2007 tax benefit was increased due to the recognition of previously unrecognized tax benefits, net of adjustments to deferred tax assets, due to the expiration of the statute of limitations on certain tax positions in the first half of 2007

SEASONALITY

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

The timing of cash payments to suppliers of inventory, the ability to ship inventory to its customers, and the timing of cash receipts from its customers will impact the Company’s borrowing base capacity. The Company monitors accounts receivable, inventory levels and shipment of product on a routine basis to ensure adequate borrowing base capacity exists to fund its current working capital needs and expects its capacity to increase in the upcoming months, which will provide adequate availability through the holiday season. Based on this and current forecasted levels of operations, the Company believes its current cash and liquidity available under its amended and restated revolving credit facility (as described below) will be sufficient to finance working capital needs, capital expenditures and contractual obligations for the remainder of fiscal 2007.

Based on current forecasted levels of operations, the Company believes its current cash and liquidity available under its amended and restated revolving credit facility (as described below) will be sufficient to finance working capital needs, capital expenditures and contractual obligations for the remainder of fiscal 2007.

Cash Flows from Operations

In the first half of 2007, operations consumed $61.2 million in cash compared to $58.0 million in the first half of 2006. The operating cash flow in the first half of both years reflects the seasonal working capital requirements of the business as noted above. The $3.2 million change in cash flow from operating activities was principally due to a higher net loss, excluding the effects of non-cash items, in the first half of 2007 compared to the first half of 2006. The focus throughout the first half of 2007 on liquidating excess inventory, primarily through the Retail segment, was a partial offset.

Cash Flows from Investing Activities

In the first half of 2007, the Company used $1.4 million for investing activities, primarily capital spending on facilities and technology infrastructure. In the first half of 2006, investing activities provided $2.4 million in cash as a result of the proceeds received from the sale of the Langhorne, PA facility. The acquisition of Willitts and capital spending on new corporate office space in Bristol, PA were partial offsets.

Cash Flows from Financing Activities

The Company borrowed $71.6 million under its revolving credit and term loan facilities to fund operations in the first half of 2007 compared to net borrowings of $54.9 million in the first half of 2006. The $16.7 million increase in borrowings were the result of proceeds received on the sale of assets (see investing activities above) in the first half of 2006 which were not repeated in the first half of 2007 and additional borrowings in the first half of 2007 to pay financing fees to refinance the Company’s debt as described below.

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

Total fees and expenses incurred by the Company in connection with the refinancing were $9.7 million (inclusive of the $9.2 million paid out of the proceeds of the amended and restated term loan facility), of which $7.0 million was capitalized and $2.7 million was included as loss on refinancing of debt during the second quarter of 2007 in accordance with EITF 98-14, Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements, and EITF 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments. Based on these same criteria, the Company recognized an additional $3.2 million of loss on early extinguishment of debt during the second quarter of 2007 to write off portions of the previously capitalized loan costs

Borrowings under the amended and restated revolving credit facility are subject to certain borrowing base limitations, and the Company’s borrowing capacity fluctuates during the year based upon accounts receivable and inventory levels. As of June 30, 2007, the Company’s borrowing capacity under the amended and restated revolving credit facility was $96.8 million, of which $20.8 million was available for additional borrowings or letters of credit at such date.

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

Under the amended and restated term loan facility, the Company is also obligated to make mandatory prepayments if certain events occur in the future such as asset sales, additional debt issuances, common and preferred stock issuances, and excess cash flow generation. Such prepayments will be applied to the term loan until it is paid in full, except for prepayments occurring upon the sale of designated revolving loan collateral, which will be applied to the revolving loan.

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

CONTRACTUAL OBLIGATIONS

As of June 30, 2007, the Company is obligated to make cash payments in connection with its debt obligations, operating leases, purchase commitments, capital leases, environmental remediation costs and royalty guarantees in the amounts listed below. The Company has no unrecorded obligations other than the items noted in the following table:

Payments due (in thousands)

	2007 (Q3-Q4)	2008	2009	2010	2011	Thereafter	Total

Revolving Credit Facility[1,2]	$—	$—	$—	$—	$—	$68,249	$68,249
Long-term Debt[2,3]	500	1,250	1,000	1,000	1,000	95,250	100,000
Operating Leases	8,047	13,163	11,307	10,234	8,936	52,464	104,151
Purchase Commitments[4]	54,967	—	—	—	—	—	54,967
Capital leases	11	10	—	—	—	—	21
Environmental Costs[5]	257	214	209	205	200	1,402	2,487
Royalty Guarantees[6]	259	194	40	30	25	—	548

Total	$64,041	$14,831	$12,556	$11,469	$10,161	$217,365	$330,423

[1]

The Company’s borrowings under the revolving credit facility are classified as current liabilities on the Consolidated Balance Sheets in accordance with Emerging Issues Task Force Issue No. 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement.

[2]

In addition to the principal payments on debt included in the summary of significant contractual obligations, the Company will incur interest expense on outstanding variable rate debt. All amounts outstanding under the revolving and term loan credit facilities are variable interest rate debt with weighted average interest rates as of June 30, 2007 of 7.44 % and 9.86%, respectively.

[3]

Long-term debt also includes the $150 in principal amount of the conditional notes payable to the Maryland Department of Business and Economic Development and the $100 in principal amount of conditional notes payable to the County Commissioners of Washington County, Maryland. In addition to these principal amounts, the Company will incur interest expense at rates of 3% and 0%, respectively.

[4]	The Company is committed to pay suppliers of product under the terms of open purchase orders issued in the normal course of business.
[5]	The Company is responsible for the cleanup and/or monitoring of two environmental sites located in New Jersey.
[6]	The Company is committed to pay licensors under the terms of license agreements entered into in the normal course of business.

Other than noted in the above table, there were no other material changes in contractual obligations from those disclosed in the Company’s 2006 Form 10-K.

CRITICAL ACCOUNTING POLICIES

There were no material changes in the Company’s critical accounting policies from those described in the Company’s 2006 Annual report of Form 10-K.

FORWARD-LOOKING STATEMENTS

Any conclusions or expectations expressed in, or drawn from, the statements in this filing concerning matters that are not historical corporate financial results are “forward-looking statements”, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. These statements are based on management’s estimates, assumptions and projections as of today and are not guarantees of future performance. Such risks and uncertainties that could affect performance include, but are not limited to, the ability of the Company to: (1) integrate certain Lenox and Department 56 operations, including the consolidation and transfer of all financial responsibilities and controls into one company-wide finance department to be located in the Company’s Bristol, Pennsylvania offices; (2) achieve revenue or cost synergies; (3) generate cash flow to pay off outstanding debt and remain in compliance with the terms of its new credit facilities; (4) successfully complete its operational improvements, including improving inventory management and making the supply chain more efficient; (5) retain key employees; (6) maintain and develop cost effective relationships with foreign manufacturing sources; (7) maintain the confidence of and service effectively key wholesale customers; (8) manage currency exchange risk and interest rate changes on the Company’s variable debt; (9) identify, hire and retain quality designers, sculptors and artistic talent to design and develop products which appeal to changing consumer preferences; and (10) manage litigation risk in a cost effective manner. Actual results may vary materially from forward-looking statements and the assumptions on which they are based. The Company undertakes no obligation to update or publish in the future any forward-looking statements. Also, please read the bases, assumptions and factors set out in Item 1A in the Company’s 2006 Form 10-K filed under the Securities Exchange Act of 1934, all of which is incorporated herein by reference and applicable to the forward-looking statements set forth herein.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There has been no significant change in the Company’s exposure to market risk since the end of fiscal 2006. The Company’s market risks relate primarily to changes in interest rates and currency exchange rates. See Item 7A in the Company’s 2006 Form 10-K for a discussion of these market risks

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

On February 22, 2007, without admitting any violation of any statute or law or any liability or wrongdoing whatsoever, Lenox entered into a settlement agreement with the plaintiff class representatives. Pursuant to the terms of the settlement agreement, Lenox has agreed to pay $0.5 million, in return for which Lenox and its affiliates will be completely released from any and all claims, demands and actions concerning the Action and any claims that could have been alleged in the Action. This settlement agreement is subject to final approval of the court and a final judgment dismissing the Action with prejudice as to Lenox. Plaintiffs and Lenox have agreed to use their best efforts promptly to seek court approval of the settlement agreement and dismissal of the Action with prejudice. A hearing to seek final court approval of said settlement has been set for August 9, 2007.

On April 12, 2007, Amanda Curiale filed a complaint in the United States District Court for the Eastern District of Pennsylvania, which is a purported class action alleging that the Company willfully violated the federal Fair and Accurate Credit Transactions Act (FACTA) by continuing to print more than the last five digits of the credit card number and/or the expiration date on receipts provided to debit card and credit cardholders transacting business with the Company. The Company understands that similar complaints have recently been filed against a large number of retailers. The plaintiff seeks, on behalf of herself and the class, statutory damages of not less than one hundred dollars and not more than one thousand dollars for each violation, as well as unspecified punitive damages, costs and attorneys’ fees and a permanent injunction from further engaging in violations of FACTA. The Company intends to vigorously defend against these alleged claims. However, the results of litigation are uncertain, and, at this stage of the litigation, the Company is unable to assess the extent of damages and/or other relief, if any, that may be awarded if the plaintiff class were to prevail.

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

Item 4.	Submission of Matters to a Vote of Security Holders

The following matters were submitted to a vote of security holders during the Company’s Annual Meeting of Stockholders held on May 16, 2007

Description of Matter:

1.	Election of Directors

Director	Votes Cast For	Authority Withheld

James E. Bloom	10,894,663	424,914
Charles N. Hayssen	10,856,610	462,967
Stewart M. Kasen	10,605,433	714,144
Reatha Clark King	10,626,953	692,624
John Vincent Weber	10,598,916	720,661
Conrad L. Bringsjord	11,030,260	289,317
Glenda B. Glover	10,815,046	504,531
Dolores A. Kunda	10,856,514	463,063

2.	Ratification of Deloitte & Touche LLP as independent registered public accounting firm.

For	Against	Abstain	Broker Non- Votes

11,222,506	91,456	5,615	0

Item 6.	Exhibits

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

3.3	Restated By-Laws of the Company *

4.1

Specimen Form of Company’s Stock Certificate. (Incorporated herein by reference to Exhibit 4.1 of Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994. SEC File No. 1-11908.)

10.1

Asset Purchase Agreement, dated July 19, 2007, by and among Lenox Group Inc., Lenox, Incorporated and Lifetime Brands, Inc. (Incorporated herein by reference to Exhibit 10.1of Company’s Current Report on Form 8-K dated July 24, 2007. SEC File No. 1-11908.)

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

LENOX GROUP INC

Date: August 9, 2007	/s/ Marc L. Pfefferle

Marc L. Pfefferle
Chief Executive Officer

Date: August 9, 2007	/s/ Timothy J. Schugel

Timothy J. Schugel
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

3.3	Restated By-Laws of the Company

11.1	Computation of net loss per share

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002