Form 10-Q
period 2007-09-29
LENOX GROUP INC
filed 2007-11-08
CIK 902270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 29, 2007

Commission File Number: 1-11908

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

Yes ☐     No ☒

As of October 29, 2007, 14,025,632 shares of the registrant’s common stock, par value $.01 per share, were outstanding.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

LENOX GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands)

	September 29, 2007	December 30, 2006	September 30, 2006

ASSETS

Current assets:
Cash and cash equivalents	$370	$875	$429
Accounts receivable, net	106,599	52,059	121,360
Inventories	101,249	101,925	127,950
Deferred taxes	18,363	13,896	13,375
Income tax receivable	10,488	956	5,370
Other current assets	8,104	9,306	11,609

Total current assets	245,173	179,017	280,093

Property and equipment, net	41,445	49,471	70,300
Assets held for sale	—	—	5,508
Goodwill	—	—	18,195
Trademarks, net	119,092	119,439	122,718
Other intangibles, net	12,501	14,135	14,715
Marketable securities	75	2,098	1,963
Other assets	11,811	9,637	10,207

	$430,097	$373,797	$523,699

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$1,000	$49,056	$9,155
Borrowings on revolving credit facility	89,851	47,510	128,644
Accounts payable	29,962	35,248	55,158
Accrued compensation and benefits payable	7,240	6,428	11,135
Severance and restructuring reserves	5,655	1,939	3,809
Other current liabilities	8,881	8,576	4,830

Total current liabilities	142,589	148,757	212,731

Deferred compensation obligation	55	2,085	1,984
Pension obligations	22,709	30,664	77,997
Postretirement obligations	15,392	15,853	29,304
Deferred taxes	17,108	18,297	233
Long-term debt	98,750	—	74,203
Deferred gain on sale-leaseback	3,639	3,845	—
Other noncurrent liabilities	9,715	12,617	6,812
Commitments and contingencies (Note 12)
Stockholders’ equity	120,140	141,679	120,435

	$430,097	$373,797	$523,699

See notes to condensed consolidated financial statements.

LENOX GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share amounts)

	13 Weeks Ended September 29, 2007	13 Weeks Ended September 30, 2006	39 Weeks Ended September 29, 2007	39 Weeks Ended September 30, 2006

NET SALES	$137,783	$154,268	$317,149	$343,441
COST OF SALES	71,948	80,834	171,387	172,914

GROSS PROFIT	65,835	73,434	145,762	170,527

OPERATING EXPENSES
Selling, general and administrative	53,166	60,473	156,273	171,107
Restructuring charges	2,015	—	8,882	—
Goodwill impairment	—	—	—	37,074

OPERATING INCOME (LOSS)	10,654	12,961	(19,393)	(37,654)

OTHER EXPENSE (INCOME)
Interest expense	4,746	4,800	11,646	11,810
Loss on refinancing of debt	—	—	5,940	—
Other, net	(163)	(2)	(268)	(75)

INCOME (LOSS) BEFORE INCOME TAXES	6,071	8,163	(36,711)	(49,389)

INCOME TAX EXPENSE (BENEFIT)	1,949	2,776	(16,528)	(6,508)

NET INCOME (LOSS)	$4,122	$5,387	$(20,184)	$(42,881)

NET INCOME (LOSS) PER SHARE – BASIC	$0.30	$0.39	$(1.46)	$(3.12)

NET INCOME (LOSS) PER SHARE – ASSUMING DILUTION	$0.29	$0.39	$(1.46)	$(3.12)

WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC	13,826	13,758	13,808	13,743
ASSUMING DILUTION	14,019	13,795	13,808	13,743

See notes to condensed consolidated financial statements.

LENOX GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	39 Weeks Ended September 29, 2007	39 Weeks Ended September 30, 2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash used in operating activities	$(89,224)	$(100,633)
Net cash used in operating activities from discontinued operations	—	(32)

Net cash used in operating activities	(89,224)	(100,665)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,871)	(8,678)
Proceeds from sale of assets	8,677	10,340
Acquisitions	(385)	(2,990)

Net cash provided (used) by investing activities	5,421	(1,328)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of common stock options	—	340
Payments of debt amendment and refinancing costs	(9,685)	(397)
Excess tax benefits from stock-based compensation	(7)	7
Borrowings on revolving credit facility	42,341	118,176
Purchases of treasury stock	(30)	—
Principal payments on capital leases	(15)	(91)
Borrowings (payments) on long-term debt	50,694	(16,892)

Net cash provided by financing activities	83,298	101,143

NET DECREASE IN CASH AND CASH EQUIVALENTS	(505)	(850)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	875	1,279

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$370	$429

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Depreciation expense	$9,220	$9,269
Intangible amortization expense	1,634	2,322
Accrued capital expenditure purchases	294	330

Cash paid (received) for:
Interest	8,302	10,614
Income taxes	(55)	2,227

See notes to condensed consolidated financial statements.

LENOX GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except per share amounts)

1.	Basis of Presentation

The Condensed Consolidated Balance Sheet as of September 29, 2007 and September 30, 2006, the Condensed Consolidated Statements of Operations for the quarter and 39 weeks ended September 29, 2007 and September 30, 2006 and the Condensed Consolidated Statements of Cash Flows for the 39 weeks ended September 29, 2007 and September 30, 2006 are unaudited.

The Consolidated Balance Sheet as of December 30, 2006 was derived from audited consolidated financial statements, but does not include all disclosures required by Generally Accepted Accounting Principles in the United States of America. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements are included. Adjustments consist only of normal recurring items, except for any discussed in the notes below. Interim results are not necessarily indicative of results for a full year. The condensed consolidated financial statements and notes are presented in accordance with instructions for Form 10-Q, and therefore, do not contain certain information included in our consolidated annual financial statements and notes. The condensed consolidated financial statements and notes appearing in this report should be read in conjunction with the consolidated audited financial statements and related notes included in the Annual Report on Form 10-K for the year ended December 30, 2006 (“2006 Form 10-K”) filed by Lenox Group Inc. (the “Company”) with the Securities and Exchange Commission (“SEC”).

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

Recently Adopted Accounting Standards

The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) at the beginning of fiscal year 2007. FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. As a result of the implementation of FIN 48, the Company recognized a $1,475 increase to the liabilities for unrecognized tax benefits, an increase of $1,448 to deferred tax assets and a decrease of $27 to retained earnings in the first quarter of 2007.

The Company had unrecognized tax benefits of approximately $3,716 as of December 30, 2006 (excluding related interest and penalties discussed below). The unrecognized tax benefit decreased by $2,696 in the 39 weeks ended September 29, 2007 relating to the expiration of statutes of limitations in the first and third quarters of 2007, which had a positive effect on the tax provision. While it is possible that the amounts of the unrecognized benefits with respect to uncertain tax positions could change significantly within the next 12 months, such adjustments, if any, are not expected to have a material effect on our consolidated financial position.

The Company recognizes interest accrued and penalties related to unrecognized tax benefits within income tax expense in the Condensed Consolidated Statements of Operations, which is consistent with the recognition of these items in prior reporting periods. To the extent these unrecognized tax benefits are ultimately recognized, there will be an impact on the effective tax rate.

As of January 1, 2007, the Company had recorded liabilities of approximately $712 and $112, respectively, for the payment of interest and penalties. The liability for the payment of interest and penalties decreased by $564 for the 39 weeks ended September 29, 2007 due to the expiration of the statutes of limitations as noted above.

The Company’s federal income tax returns for 2004 through 2006 are open tax years. The Company files tax returns in numerous state jurisdictions with varying statutes of limitation. The Company’s unrecognized state tax benefits are primarily related to state returns open from 2003 through 2006 or 2004 through 2006, depending on each state’s statute of limitation.

In March 2006, FASB Emerging Issues Task Force issued Issue No. 06-03, How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (“EITF 06-03”). A consensus was reached that entities may adopt a policy of presenting sales taxes in the income statement on either a gross or net basis. If taxes are significant, an entity should disclose its policy of presenting taxes. The guidance is effective for periods beginning after December 15, 2006. The Company presents sales net of sales taxes. Adoption of EITF 06-03 on December 31, 2006 did not have an effect on its policy related to sales taxes and therefore, did not have an effect on its consolidated results of operations and financial condition.

Recently Issued Accounting Standards

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”) to establish a consistent framework for measuring fair value and expand disclosures on fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect that the adoption of SFAS 157 will have on its consolidated results of operations and financial condition.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect that the adoption of SFAS 159 will have on its consolidated results of operations and financial condition.

3.	Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123R (revised 2004), Share-Based Payment (“SFAS 123R”), which requires compensation costs related to share-based payment transactions to be recognized in the financial statements. The Company adopted the standard using the modified prospective transition method, which requires the application of the accounting standard to all share-based awards issued on or after the date of adoption and any outstanding share-based payment awards that were issued but not vested as of the date of adoption. Accordingly, the Company did not restate the financial information for 2005 as a result of the adoption.

Total share-based compensation expense was $177 and $401 for the three months ended September 29, 2007, and September 30, 2006, respectively; and $(580) and $1,139 for the nine months ended September 29, 2007, and September 30, 2006, respectively. During the three months ended March 31, 2007, forfeiture of restricted stock with performance conditions that were not met resulted in a reduction of the associated expense.

During the three months ended September 29, 2007, no restricted shares of common stock were issued. For the nine months ended September 29, 2007, 15,500 restricted shares of common stock were issued to directors. These shares were all issued in the second quarter and were valued at $7.11 per share, the market price on the date of the grant. The shares vest three years from the date of the grant. During the three months ended September 30, 2006, 45,034 restricted shares of common stock were issued and 81,534 shares of restricted shares were issued during the nine months ended September 30, 2006. The weighted average per share price was $5.90 and $8.90, respectively, during the three month and nine month periods ended September 30, 2006. Shares were priced at the market price on the date of the grant. Total compensation expense for non-vested restricted stock during the three months ended September 29, 2007, and September 30, 2006, was $115 and $333, respectively. For the nine months ended September 29, 2007, and September 30, 2006, compensation expense for non-vested restricted stock was $(695) and $1,012, respectively.

During the three months ended September 29, 2007, no option awards were granted. However, for the nine months ended September 29, 2007, option awards to acquire 31,000 shares of common stock were granted to directors. All such option awards were granted during the second quarter. These option awards vest one year from the date of the grant and have an exercise price equal to the market price of the Company's common stock on the date of grant. Compensation expense equal to the grant date fair value is recognized for these awards over the vesting period. Total compensation expense for stock option awards for the three months ended September 29, 2007 and September 30, 2006 was $62 and $68, respectively and $115 and $127 for the nine months ended September 29, 2007 and September 30, 2006.

The Company estimates the fair value of each option using the Black-Scholes option pricing model. Assumptions used were:

	39 weeks ended September 29, 2007	39 weeks ended September 30, 2006

Risk-free interest rate	4.6%	4.8%
Expected dividend yield	0.0%	0.0%
Expected stock volatility	39.0%	49.0%
Expected life (in years)	5.0	6.0

The weighted average fair value of options granted during the first nine months of 2007 and 2006 was $2.95 and $5.14, respectively.

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

4.	Net Income (Loss) per Common Share

Net income (loss) per common share is calculated by dividing net income (loss) by the weighted average number of shares outstanding during the period. Net income (loss) per common share assuming dilution reflects per share amounts that would have resulted had the Company’s dilutive outstanding stock options been converted to common stock. Restricted stock is considered outstanding on the date the stock becomes vested when computing net income (loss) per common share – basic. Restricted stock, to the extent it is probable that the stock will become vested, is considered outstanding on the grant date when computing net income (loss) per common share – assuming dilution. For the 39 weeks ended September 29, 2007 and September 30, 2006, all stock options and unvested restricted stock were considered anti-dilutive and excluded from the computation of common equivalent shares because the Company reported a net loss.

5.	Severance and Restructuring Costs

In connection with the acquisition of Lenox, Incorporated (“Lenox”), the Company assumed severance reserves related to plant closings, retail store closings and general restructurings that took place prior to the Company’s acquisition of Lenox. At September 1, 2005, the acquisition date, the Company accrued additional amounts related to an additional plant closing, retail store closings and general restructurings that were planned as part of the acquisition. As of September 29, 2007, the severance and restructuring activities recorded at the time of the acquisition have been completed. The total amount incurred was $15.0 million of which $14.4 million was recorded to goodwill on the opening balance sheet and $0.6 million was recorded in Selling, General and Administrative expense in the Consolidated Statement of Operations in the fourth quarter of 2006 and was principally recorded in the Company’s Corporate segment.

During the first quarter of 2007, the Company engaged Carl Marks Advisory Group LLC to identify and implement business improvements and operational changes. Restructuring activities initiated during the first nine months included the announcement of the planned closing of the Company’s distribution center located in Rogers, MN in late 2007 (with distribution activities to be transferred to the Company’s distribution center located in Hagerstown, MD), the sale of the Company’s sterling silver product line and closure of the Company’s sterling silver manufacturing facility located in Pomona, NJ and changes in and consolidation of our management and operations structure (described as general restructuring below). The Company incurred $8.9 million of severance and restructuring costs related to these activities in the 39 weeks ended September 29, 2007. These costs were included in the restructuring charges in the Condensed Consolidated Statement of Operations.

The table below shows a reconciliation of the severance and restructuring reserve activity through the third quarter of 2007:

	Plant and Distribution Center Closings		General Restructuring		Total Reserves

	Severance	Other	Severance	Other

Balance, December 30, 2006	$7	$1,001	$931	$—	$1,939
Costs incurred	694	1,743	5,389	1,056	8,882
Payments and other	(54)	(2,090)	(2,856)	(166)	(5,166)

Balance, September 29, 2007	$647	$654	$3,464	$890	$5,655

The Company believes that the severance and restructuring activities initiated during the first nine months of 2007 will be substantially completed by March 2008. The total estimated costs expected to be incurred related to the plant and distribution center closings and the general restructuring that were initiated in the first nine months of 2007 including costs incurred during the 13 and 39 weeks ended September 29, 2007, were as follows:

		Costs Incurred

	Total costs expected	13 weeks ended September 29, 2007	39 weeks ended September 29, 2007

Plant and Distribution Center Closings	$3,486	$1,185	$2,437
General Restructuring	6,852	830	6,445

	$10,338	$2,015	$8,882

The additional costs incurred during the 39 weeks ended September 29, 2007 with respect to Plant and Distribution Center closings were principally severance and exit costs associated with the closure of the Company’s sterling silver manufacturing facility. The additional general restructuring costs related primarily to severance and lease termination costs.

These costs are allocable to reportable segments as follows:

		Costs Incurred

	Total Costs expected	13 weeks ended September 29, 2007	39 weeks ended September 29, 2007

Wholesale	$692	$5	$692
Retail	1,185	201	1,151
Direct	173	7	173
Corporate	8,288	1,802	6,866

	$10,338	$2,015	$8,882

6.	Concentrations

At September 29, 2007, one customer accounted for approximately 15% of the Company’s total accounts receivable. For the 13 weeks and 39 weeks ended September 29, 2007, this same customer accounted for approximately 17% and 16%, respectively, of the Company’s total net sales.

7.	Inventories

Inventories were comprised of:

	September 29, 2007	December 30, 2006	September 30, 2006

Raw materials	$2,763	$3,925	$4,112
Work-in-process	4,602	4,793	5,224
Finished goods	93,884	93,207	118,614

Total inventories	$101,249	$101,925	$127,950

The Company received notice from the financial institution with which it had its precious metals consignment arrangement that such institution was terminating, and did terminate, the consignment facility, effective May 16, 2007. The Company purchased the remaining outstanding silver balance at a cost of $4,617 on May 16, 2007. During July 2007 the Company sold its sterling silver product line and its entire related sterling silver inventory. See note 14 to the Condensed Consolidated Financial Statements.

8.	Comprehensive Income (Loss)

Comprehensive income (loss) and its components, net of tax, were as follows:

	13 weeks ended		39 weeks ended

	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006

Net income (loss)	$4,122	$5,387	$(20,184)	$(42,881)
Changes in cumulative foreign currency translation adjustment	2	—	(12)	—
Adjustment to pension and postretirement plan liabilities	(319)	—	(957)	—

Comprehensive income (loss)	$3,805	$5,387	$(21,153)	$(42,881)

9.	Goodwill and Other Intangible Assets

During the second quarter of 2006, the Company re-forecast its 2006 gift and specialty channel sales within the Department 56 wholesale reporting unit. The Company also experienced a decline in the quoted market price of its stock in the second quarter of 2006. Given these events, the Company determined it was more likely than not that a reduction of the fair value of the Department 56 wholesale reporting unit may have occurred. As a result, the Company completed a review of the Department 56 wholesale reporting unit goodwill in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Based on the results of this analysis, the Company recorded an impairment charge of $37.1 million to write-down the goodwill related to the Department 56 wholesale reporting unit. The fair value of that reporting unit was estimated using the present value of expected future cash flows.

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

Intangible assets, other than goodwill, are comprised of the following:

	September 29, 2007			December 30, 2006			September 30, 2006

	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net

Finite-life intangible assets
Customer relationships	$15,300	$(3.441)	$11,859	$15,300	$(2,202)	$13,098	$15,300	$(1,789)	$13,511
Favorable lease interests	2,542	(2,170)	372	2,542	(1,881)	661	2,542	(1,748)	794
Non-compete agreements	2,705	(2,435)	270	2,705	(2,329)	376	2,705	(2,295)	410

Indefinite-life intangible assets
Trademarks	123,231	(4,139)	119,092	123,578	(4,139)	119,439	126,857	(4,139)	122,718

Total Intangibles	$143,778	$(12,185)	$131,593	$144,125	$(10,551)	$133,574	$147,404	$(9,971)	$137,433

In the fourth quarter of 2006, the Company recognized a trademark impairment of $3.7 million related to lower than projected sales of Dansk and Gorham products from that estimated at the time of the original purchase price allocation. In determining the fair value of its trademarks, the Company applied the income approach, using the relief from the royalty method. These trademark costs were originally recorded as part of the acquisition of Lenox.

As part of the initial purchase accounting for the acquisition of Willitts Design International, Inc. (“Willitts”), $1.2 million of the cash purchase price was allocated to indefinite-lived trademarks. During the second quarter of 2007, the Company finalized the purchase accounting for Willitts and recorded an additional $0.3 million of indefinite life trademarks.

During the second quarter of 2007, as part of the sale of certain of the Gorham sterling silver assets, the Company evaluated the Gorham trademark. Based on the results of this evaluation, the Company determined that $0.6 million of indefinite-life trademarks were to be included as part of the sale transaction that took place in the third quarter. See note 14 to the Condensed Consolidated Financial Statements.

Intangible asset amortization expense for the third quarter and 39 weeks ended September 29, 2007 was $516 and $1,634 respectively, compared to $582 and $2,322 for the third quarter and 39 weeks ended September 30, 2006, respectively.

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

10.	Debt

Debt and the average interest rate on debt outstanding is summarized as follows:

	Average Interest rate September 29, 2007	September 29, 2007	December 30, 2006	September 30, 2006

Revolving credit facility	7.33%	$89,851	$47,510	$128,644
Note payable to Maryland Department of Business and Economic Development[1]	3%	150	150	150
Note payable to the County Commissioners of Washington County, Maryland[1]	0%	100	100	100
Term loan facility[2]	9.85%	99,500	48,806	83,108

Total debt		$189,601	$96,566	$212,002

1 $0.1 million of total notes payable included in non-current long-term debt at September 30, 2006.

2 $98.8 million and $74.1 million included in non-current long-term debt at September 29, 2007 and September 30, 2006, respectively.

The note payable to the Maryland Department of Business and Economic Development is a conditional promissory note that accrues interest at 3% per year. The principal and interest payments were deferred until December 31, 2006 and thereafter are subject to multiple maturity dates determined by the Company’s employment levels at the Hagerstown, MD distribution facility. As of December 30, 2006 and September 29, 2007, the Company had not achieved the employment levels required to qualify for full or partial debt forgiveness and therefore has classified the entire note payable as a current liability.

The note payable to the County Commissioners of Washington County, Maryland is a conditional grant agreement that bears no interest charges. The principal payments were deferred until December 31, 2006 and thereafter are subject to multiple maturity dates determined by the Company’s employment levels at the Hagerstown, MD distribution facility. As of December 30, 2006 and September 29, 2007, the Company had not achieved the employment levels required to qualify for full or partial debt forgiveness and therefore has classified the entire note payable as a current liability.

On February 9, 2007, the Company entered into waivers and amendments to its revolving credit facility and term loan credit facility (the “credit facilities”) in connection with the Company’s noncompliance with certain financial covenants under the credit facilities for the period ended December 30, 2006. Pursuant to the waivers and amendments, the lenders granted the Company a limited waiver of noncompliance through and including April 30, 2007, and temporarily amended the agreements to adjust the leverage ratio and interest coverage ratio levels for the first quarter of 2007. In addition, the amendment to the term loan facility increased the applicable margin for loans by 0.25% per annum. As consideration for the amendments, the Company paid amendment fees of $0.2 million.

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

Total fees and expenses incurred by the Company in connection with the refinancing were $9.7 million (inclusive of the $9.2 million paid out of the proceeds of the amended and restated term loan facility), of which $7.0 million was capitalized and $2.7 million was included as loss on refinancing of debt during the second quarter of 2007 in accordance with EITF 98-14, Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements (EITF 98-14), and EITF 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments (EITF 98-19). Based on these same criteria, the Company recognized an additional $3.2 million loss on refinancing of debt during the second quarter of 2007 to write-off portions of the previously capitalized loan costs.

Borrowings under the amended and restated revolving credit facility are subject to certain borrowing base limitations, and the Company’s borrowing capacity fluctuates during the year based upon accounts receivable and inventory levels. As of September 29, 2007, the Company’s borrowing capacity under the amended and restated revolving credit facility was $133.7 million, of which $37.5 million was available for additional borrowings or letters of credit at such date.

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

Under the amended and restated term loan facility, the Company is also obligated to make mandatory prepayments if certain events occur in the future such as certain asset sales, additional debt issuances, common and preferred stock issuances, and excess cash flow generation. Such prepayments will be applied to the term loan until it is paid in full, except for prepayments occurring upon the sale of designated revolving loan collateral, which will be applied to the revolving loan.

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

During the quarter ended September 29, 2007, the Company announced that it is discontinuing post-65 retiree medical and life insurance coverage for all current participants (except for eight retirees and their dependents which have individual agreements with the Company) effective September 1, 2007. In accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, the Company accounted for this discontinuation as a negative plan amendment, remeasured its obligation as of August 31, 2007, and reflected a negative prior service cost which is being amortized into net periodic benefit cost pursuant to the Company’s historical accounting policy.

Components of net periodic benefit cost for the 13 and 39 weeks ended September 29, 2007 and September 30, 2006 were as follows:

	13 weeks ended

	Pension Benefits		Medical and Life Insurance Benefits
	2007	2006	2007	2006

Service cost	$—	$1,196	$—	$213
Interest cost	2,263	2,379	168	354
Expected return on assets	(2,667)	(2,363)	—	—
Amortization of prior service cost	—	—	(231)	—
Amortization of gain	(298)	(66)	(44)	—

Net periodic benefit cost	$(702)	$1,146	$(107)	$567

	39 weeks ended

	Pension Benefits		Medical and Life Insurance Benefits
	2007	2006	2007	2006

Service cost	$—	$3,588	$—	$639
Interest cost	6,790	7,137	642	1,062
Expected return on assets	(8,001)	(7,089)	—	—
Amortization of prior service cost	—	—	(581)	—
Amortization of gain	(895)	(198)	(126)	—

Net periodic benefit cost	$(2,106)	$3,438	$(65)	$1,701

12.	Commitments and Contingencies

Legal Proceedings

In August 2004, plaintiffs purporting to represent a class of consumers who purchased tableware sold in the United States filed suit against Federated Department Stores, the May Department Stores Company, Waterford Wedgwood U.S.A. and Lenox, Incorporated (“Lenox”) in United States District Court for the Northern District of California. In November 2004, plaintiffs filed a consolidated amended complaint alleging that, for the period beginning at least as early as May 1, 2001, through the filing of the amended complaint on November 12, 2004, defendants violated Section 1 of the Sherman Act by conspiring to fix prices and to boycott sales to Bed, Bath & Beyond (hereinafter the “Action”). Plaintiffs seek to recover an undisclosed amount of damages, trebled in accordance with antitrust laws, as well as costs, attorney’s fees and injunctive relief.

On February 22, 2007, without admitting any violation of any statute or law or any liability or wrongdoing whatsoever, Lenox entered into a settlement agreement with the plaintiff class representatives. Pursuant to the terms of the settlement agreement, Lenox has agreed to pay $0.5 million, in return for which Lenox and its affiliates will be completely released from any and all claims, demands and actions concerning the Action and any claims that could have been alleged in the Action. This settlement agreement is subject to final approval of the court and a final judgment dismissing the Action with prejudice as to Lenox. Plaintiffs and Lenox have sought court approval of the settlement agreement and dismissal of the Action with prejudice and are awaiting the court’s order.

On April 12, 2007, Amanda Curiale filed a complaint in the United States District Court for the Eastern District of Pennsylvania, which is a purported class action alleging that the Company willfully violated the Federal Fair and Accurate Credit Transactions Act (“FACTA”) by continuing to print after December 1, 2006 the expiration dates on receipts provided to debit card and credit cardholders transacting business with the Company (hereinafter the “FACTA Litigation”). The Company understands that similar complaints have been filed against a large number of retailers. The plaintiff seeks, on behalf of herself and the class, statutory damages of not less than one hundred dollars and not more than one thousand dollars for each violation, as well as unspecified punitive damages, costs and attorneys’ fees and a permanent injunction from further engaging in violations of FACTA.

On September 20, 2007, the parties held an all-day meditation session and reached a tentative settlement which is subject to the parties signing a definitive settlement agreement and court approval. Under the terms of the settlement, Lenox denies all claims as to liability, damages, penalties, interest, fees, restitution and all other forms of relief sought in the FACTA Litigation. Pursuant to the terms of the proposed settlement, the Company will pay a non-material sum for attorney’s fees, a charitable contribution and a plaintiff’s incentive fee, and will provide participating claimants with a coupon off a future purchase or a free product through Company-operated retail stores. In return, the Company and its affiliates will be completely released from any and all claims, demands and actions concerning the FACTA Litigation and any claims that could have been alleged in the FACTA litigation.

In addition to the above actions, the Company is involved in various legal proceedings, claims and governmental audits in the ordinary course of its business. The Company believes it has meritorious defenses to all proceedings, claims and audits. Management believes the impact, if any, of these legal proceedings would not be material to the results of operations, financial position or cash flows of the Company.

13.	Segments of the Company and Related Information

The Company has three reportable segments – Wholesale, Retail and Direct. Although the product produced and sold for each segment is similar, the type of customer for the product and the method used to distribute the product are different. The segmentation of these operations also reflects how the

Company’s chief executive officer currently reviews the results of these operations. Operating income (loss) for each operating segment includes specifically identifiable operating costs such as cost of sales and selling expenses. General and administrative expenses are generally not allocated to specific operating segments and are therefore reflected in the corporate category. Other components of the statement of operations, which are classified below operating income (loss), are also not allocated by segment. In addition, the Company does not account for or report assets, capital expenditures or certain depreciation and amortization by segment. All transactions between operating segments have been eliminated and are not included in the following table.

	13 WEEKS ENDED SEPTEMBER 29, 2007	% of net sales	13 WEEKS ENDED SEPTEMBER 30, 2006	% of net sales	39 WEEKS ENDED SEPTEMBER 29, 2007	% of net sales	39 WEEKS ENDED SEPTEMBER 30, 2006	% of net sales

WHOLESALE:
Net sales	$105,880	100	$117,958	100	$223,866	100	$240,434	100
Gross profit	46,258	44	50,561	43	93,186	42	103,393	43
Selling expenses	10,100	10	12,424	11	27,016	12	32,122	13
Restructuring charges	5	—	—	—	692	—	—	—
Goodwill impairment	—	—	—	—	—	—	37,074	15
Operating income	36,153	34	38,137	32	65,478	29	34,197	14

RETAIL (1):
Net sales	12,031	100	14,871	100	37,581	100	42,997	100
Gross profit	5,666	47	7,049	47	14,266	38	24,925	58
Selling expenses	7,190	60	7,582	51	22,408	60	23,508	55
Restructuring charges	201	2	—	—	1,151	3	—	—
Operating (loss) income	(1,725)	(14)	(533)	(4)	(9,293)	(25)	1,417	3

DIRECT (1):
Net sales	19,736	100	21,206	100	54,678	100	58,818	100
Gross profit	13,775	70	15,590	74	37,286	68	41,016	70
Selling expenses	11,845	60	12,135	57	33,048	60	31,559	54
Restructuring charges	7	—	—	—	173	—	—	—
Operating income	1,923	10	3,455	16	4,065	7	9,457	16

CORPORATE:
Unallocated net sales	136	—	233	—	1,024	—	1,192	—
Unallocated G&A expenses	24,031	—	28,331	—	73,801	—	83,917	—
Restructuring charges	1,802	—	—	—	6,866	—	—	—
Operating loss	(25,697)	—	(28,098)	—	(79,643)	—	(82,725)	—

CONSOLIDATED:
Net sales	137,783	100	154,268	100	317,149	100	343,441	100
Operating income (loss)	$10,654	8	$12,961	8	$(19,393)	(6)	$(37,654)	(11)

(1) Reclassifications – Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications affected how certain business operations were reported under the Retail and Direct segments. These reclassifications had no impact on the consolidated results of operations or retained earnings.

14.	Sale Agreement with Lifetime Brands, Inc.

On July 19, 2007, the Company entered into an Asset Purchase Agreement (the “Sale Agreement”) with Lifetime Brands, Inc. (“Lifetime”) for the sale of certain assets of the Company’s sterling silver flatware and sterling silver giftware business conducted primarily under the Gorham and Kirk Stieff brand names. Simultaneously with the execution of the Sale Agreement by the parties, the Company closed on this transaction.

The purchase price paid by Lifetime was $8,775, subject to a post closing adjustment based on the price and quantity of silver transferred at closing. At closing, the Company received an initial payment of $8,525 and $250 was transferred to an escrow account for a six-month period ended January 2008. On August 2, 2007, the parties agreed to a price adjustment reduction of $255 based on the quantity of silver actually transferred at closing and the price of silver. Accordingly, the net purchase price was $8,520. The Company transferred title to sterling silver finished goods inventory, work in process, raw materials, samples, selective pieces of machinery and equipment, books and records and pattern trademarks and copyrights associated with sterling silver products.

In addition, the Company granted a long-term exclusive license to Lifetime to utilize the Gorham, Kirk Stieff, Whiting and Durgin brands on and in connection with sterling silver products. The Company has retained all rights to utilize these brands on non-sterling silver products.

The Company recorded a pre-tax gain of $437 which is included in Operating Expenses on the Condensed Consolidated Statement of Operations. The Company has ceased its sterling silver operations at its leased space in Pomona, New Jersey and intends to surrender said space to its landlord by the end of January, 2008.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

This Item should be read in conjunction with the Condensed Consolidated Financial Statements and the related notes, particularly Note 13 presented earlier in this report on Form 10-Q. Other components of the Condensed Consolidated Statement of Operations which are classified below Operating Income (i.e. interest expense, income tax expense (benefit), etc.) are not allocated by segment and are discussed separately.

Comparison of Results of Operations for the Quarter Ended September 29, 2007 to the Quarter Ended September 30, 2006.

Wholesale

Net sales decreased $12.1 million, or 10%, in the third quarter of 2007 compared with the same period in 2006 due to declines in all of the Company’s major brands and the $1.3 million effect of the divestiture of the sterling silver product line in July 2007. The decrease in wholesale sales was anticipated and was a result of consolidation of department store chains and the continued decline of the gift and specialty channel.

Gross profit as a percentage of net sales was 44% and 43% in the third quarter of 2007 and 2006, respectively. The increase in gross profit as a percentage of net sales was primarily due to manufacturing cost savings and lower variable costs which combined to have a positive two percentage point impact on the gross margin percentage. This increase which was partially offset by a higher excess inventory expense as result of taking less excess Department 56 inventory through the Company’s outlet stores in order to expedite its disposition to facilitate the consolidation of the Company’s wholesale distribution centers.

Selling expenses were $2.3 million, or 19% lower in the third quarter of 2007 as compared to the third quarter of 2006, principally due to lower variable selling expenses and lower compensation expense that resulted from prior workforce reduction efforts.

Operating income decreased in the third quarter of 2007 by $1.9 million primarily due to the decrease in sales volume partially offset by lower selling expenses.

Retail

Net sales decreased $2.8 million, or 19%, in the third quarter of 2007 compared with the same period in 2006. This decrease was primarily due to the closure of five stores in the 1st quarter of 2007, a twelve percent reduction in same-store sales due to lower store traffic, timing of year over year sales promotions and the effect of a net reduction of two stores in 2007.

Gross profit as a percentage of net sales was 47% in both the third quarter of 2007 and 2006. In the third quarter of 2007, the Retail segment was able to reverse the double-digit decline in gross margin percentage experienced during the first half of 2007. This reversal was accomplished through a change in merchandising strategy to include a greater mix of first quality products in its stores.

Selling expenses declined $0.4 million, or 5% in the third quarter of 2007 compared to the same period in 2006. However, selling expenses increased as a percentage of net sales to 60% in 2007 from 51% in 2006. This increase in selling expense as a percentage of net sales was principally due to lower sales and higher occupancy costs related to three converted “All the Hoopla” stores which were opened in the fourth quarter of 2006. These stores carry a significantly higher rent than the average of the remaining stores and have not had corresponding levels of revenue.

Restructuring charges of $0.2 million in the third quarter of 2007 were principally due to additional lease termination costs related to a tentative settlement reached in the termination of an “All the Hoopla” store lease.

Operating loss was $1.2 million higher in the third quarter of 2007 as compared to the third quarter of 2006 due to lower sales volumes and higher restructuring charges.

Direct

Net sales decreased $1.5 million or 7% in the third quarter of 2007 as compared to the same period in 2006. The decrease was primarily due to lower consumer response to direct mail advertising campaigns, partially offset by increased internet sales.

Gross profit as a percentage of sales was 70% and 74% in the third quarter of 2007 and 2006, respectively. This four percentage point decline in gross profit as a percentage of sales was primarily due to increased product costs, a portion of which includes enhanced packaging intended to improve the long-term image of the Lenox brand.

Selling expenses decreased by $0.3 million or 2% in the third quarter of 2007 compared to the same period in 2006. Selling expense as percentage of net sales increased 3 percentage points from 57% in 2006 to 60% in 2007. The increase in selling expense in 2007 as a percentage of net sales was primarily due to a planned increase in advertising spending to acquire new customers combined with lower customer response to our direct mail advertising campaigns and increased bad debt expense in 2007 related to a change in sales and customer mix.

Operating income decreased by $1.5 million or 44% in the third quarter of 2007 compared to the same period in 2006 due primarily to lower sales volume and the negative impact on gross margin as noted above.

Corporate

Net sales of $0.1 million represents revenue from the licensing of the Lenox brand and were $0.1 million lower in the third quarter of 2007 compared to the same period in 2006, which is largely timing related.

General and administrative expenses decreased by $4.3 million or 15% in the third quarter of 2007 as compared to the same period in 2006. This decrease was primarily a result of (i) a $ 2.0 million reduction in post retirement expenses related to freezing the Company’s defined benefit pension plans in the fourth quarter of 2006 and the discontinuation of offering post retirement health benefits to current employees in the third quarter of 2007, (ii) $2.0 million in workforce reductions and (iii) $0.5 million in building consolidation expenses incurred in 2006 which were not repeated in 2007. A $0.4 million gain on the sale of the sterling silver product line in 2007 also contributed to the decrease. Partially offsetting these decreases were $1.7 million in executive management consulting fees incurred in 2007 and $0.3 of additional rent net of depreciation resulting from the sale-leaseback of the Hagerstown distribution center.

Restructuring charges of $1.8 million were incurred in the third quarter of 2007. Severance and manufacturing shutdown costs related to our decision to sell our sterling silver product line and shutdown our Pomona, New Jersey sterling silver manufacturing facility, accounted for $1.0 million of these charges. An additional $0.8 million of severance expense was related to general restructuring as part of the continued execution of the Company’s new business plan.

Provision for Income Taxes

The effective income tax rate was 32% in the third quarter of 2007 compared to 34% in the third quarter of 2006. The lower 2007 effective income tax rate was principally due to $0.4 million benefit as a result of the expiration of the statute of limitations on certain tax positions the company has taken.

Comparison of Results of Operations for the 39 Weeks Ended September 29, 2007 to the 39 Weeks Ended September 30, 2006.

Wholesale

Net sales decreased $16.6 million, or 7%, during the first nine months of 2007 compared with the same period in 2006 due to declines in all of the Company’s major brands and the $1.3 million effect of the divestiture of the sterling silver product line in July 2007.

Gross profit as a percentage of net sales was 42% and 43% in 2007 and 2006 respectively. This one percentage point decline in gross profit as a percentage of net sales was primarily due to higher costs for sourced product and higher sterling silver manufacturing costs during the first half of 2007 as production volume declined in the months preceding the divesture of the sterling silver product line. Partially offsetting the effect of these higher costs was lower excess inventory expense.

Selling expenses decreased $5.1 million or 16% in the first nine months of 2007 compared to the same period in 2006 primarily due to lower compensation costs resulting from workforce reductions. A reduction in variable selling costs as a result of lower sales volumes also contributed to the decrease.

In the second quarter of 2006, a goodwill impairment charge of $37.1 million was recorded to write-down the goodwill related to the Department 56 wholesale reporting unit.

Restructuring charges of $0.7 million in the first nine months of 2007 were primarily severance related charges as a result of the continued execution of the Company’s new business plan.

Operating income increased $31.3 million in the first nine months of 2007 as compared to the same period in 2006 primarily due to fact that 2006 was negatively impacted by the $37.1 million goodwill impairment charge. Lower fixed selling expenses resulting from workforce reductions in 2006 and 2007 and lower variable selling expenses due to lower sales volumes also contributed to the increase. Lower gross margin on lower sales volume was a partial offset.

Retail

Net sales decreased $5.4 million, or 13%, in the first nine months of 2007 compared with the first nine months of 2006. This decrease was primarily due to the closing of 28 Lenox retail stores during the first quarter of 2006, and the high proportion of closeout merchandise promoted during 2007.

Gross profit as a percentage of net sales was 38% and 58% in the first nine months of 2007 and 2006, respectively. Approximately half of this 20 percentage point decrease was due to a $4.5 million positive purchase accounting adjustment in 2006 to value Lenox inventory at its estimated selling price less cost of disposal under the purchase method of accounting on the opening balance sheet date. The remaining 10 percentage point decrease in gross profit percentage resulted from a focus on liquidating second quality and excess inventory at significantly reduced prices during the first half of 2007.

Selling expenses of $22.4 million were 60% of net sales in 2007 compared to $23.5 million, or 55% of net sales in 2006. This five percentage point increase in selling expense as a percentage of net sales was principally due to higher occupancy costs related to three converted “All the Hoopla” stores that were opened in the fourth quarter of 2006 and lower sales volume.

Restructuring charges of $1.2 million in the first nine months of 2007 were primarily lease termination costs related to an “All the Hoopla” store located in Buffalo, NY. Other store closing costs and severance charges related to general restructuring were a result of the continued execution of the Company’s new business plan.

Operating loss was $9.3 million for first nine months of 2007 compared to operating income of $1.4 million for the same period in 2006. The $10.7 million difference was due primarily to the purchase accounting adjustment which benefited the first nine months of 2006, along with the decline in net sales and gross profit due to the use of aggressive promotions to liquidate inventory and higher restructuring expenses.

Direct

Net sales decreased $4.1 million or 7% in the first nine months of 2007 as compared to the same period in 2006, as lower consumer response to our direct mail advertising campaigns in 2007 were partially offset by higher internet sales.

Gross profit as a percentage of sales was 68% and 70% in the first nine months of 2007 and 2006 respectively. The gross profit percentage in 2006 was negatively impacted by a $1.2 million purchase accounting fair market value adjustment related to the write-up of inventory to its estimated selling price less cost of disposal under the purchase method of accounting on the opening balance sheet date. The decrease in the gross profit percentage in 2007, when compared to the gross profit percentage in 2006, adjusted to exclude the purchase accounting impact above, was primarily due to increased product costs and an increase in excess inventory expense.

Selling expenses increased by $1.5 million or 5% in the first nine months of 2007 compared to the first nine months of 2006. Selling expense as percentage of net sales also increased six percentage points from 54% in 2006 to 60% in 2007. This increase in selling expense as a percentage of net sales was primarily due to a planned increase in advertising spending in 2007 to acquire new customers combined with lower customer response to our direct mail advertising campaigns and increased bad debt expense in 2007 related to a change in sales and customer mix.

Restructuring charges of $0.2 million in the first nine months of 2007 were severance related charges as a result of the continued execution of the Company’s new business plan.

Operating income decreased by $5.4 million in the first nine months of 2007 compared to the same period in 2006 due primarily to the decrease in net sales, the purchase accounting adjustment which benefited the first nine months of 2006, and higher selling expenses as noted above.

Corporate

Net sales of $1.0 million in the first nine months of 2007 represents revenue from the licensing of the Lenox brand and was down $0.2 million compared with the first nine months of 2006.

General and administrative expenses decreased by $10.1 million or 12% in the first nine months of 2007 as compared to the same period in 2006, primarily due to $6.1 million reduction in postretirement expenses. This reduction was related to our decision in the fourth quarter of 2006 to freeze the Company’s defined benefit pension plans and to discontinue offering post retirement health benefits to current employees. Workforce reductions of $4.0 million, $0.5 million in building consolidation expenses incurred in 2006 and not repeated in 2007, and a $0.4 million gain on the 2007 sale of the sterling silver product line also contributed to the decrease. Partially offsetting these cost reductions was $4.4 million in executive management consulting fees incurred in 2007 and $1.0 million in additional rent net of depreciation related to the sale-leaseback of the Hagerstown distribution center and the Pomona facility.

Restructuring charges of $6.9 million in the first nine months of 2007 were principally severance expense related to the Company’s previous chief executive officer, lease buyout expense related to the shutdown of the Company’s Rogers distribution facility, severance and exit costs related to the shutdown of Company’s sterling manufacturing facility and general severance and other costs associated with organizational changes implemented as part of the Company’s new business plan.

Loss on refinancing of debt

The Company incurred a $5.9 million loss related to the refinancing of its term and revolver loans in the second quarter of 2007. This loss consisted of $2.7 million of costs incurred in the quarter related to the refinancing as well as the write-off of $3.2 million of previously capitalized loan costs (see Note 10 to the Condensed Consolidated Financial Statements).

Provision for Income Taxes

The effective income tax rate was a 45% benefit in the first nine months of 2007 compared to 13% benefit in the first nine months of 2006. The low 2006 effective income tax rate was principally due to the goodwill impairment (which is primarily non-tax deductible). Additionally, the 2007 tax benefit was increased due to the recognition of $2.2 million of previously unrecognized tax benefits, net of adjustments to deferred tax assets, due to the expiration of the statute of limitations on certain tax positions in the first nine months of 2007.

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

Consistent with customary practice in the giftware industry, the Company offers extended payment terms to some of its Wholesale customers. This practice has created significant working capital requirements as the Company uses cash to source inventory, but does not receive cash from its customers until the fourth quarter and early first quarter of the subsequent year, when the extended payment terms come due. Similarly, the Company’s Retail and Direct segments create working capital requirements during the first nine months of the year with revenue and cash collections peaking during the holiday season in the fourth quarter and early first quarter of the subsequent year. The Company finances these working capital requirements with seasonal borrowings under its revolving credit facility. Cash collected in the fourth quarter and first quarter of the subsequent year is used to repay the seasonal borrowings.

The timing of cash payments to suppliers of inventory, the ability to ship inventory to its customers, and the timing of cash receipts from its customers will impact the Company’s borrowing base capacity. The Company monitors accounts receivable, inventory levels and shipment of products on a routine basis to ensure adequate borrowing base capacity exists to fund its current working capital needs. The Company expects its capacity to increase in the upcoming months, which will provide adequate availability through the holiday season. Based on this and current forecasted levels of operations, the Company believes its current cash and liquidity available under its amended and restated revolving credit facility (as described below) will be sufficient to finance working capital needs, capital expenditures and contractual obligations for the remainder of fiscal 2007.

Cash Flows from Operations

In the first nine months of 2007, operations consumed $89.2 million in cash compared to $100.7 million in the first nine months of 2006. The operating cash flow in the first nine months of both years reflects the seasonal working capital requirements of the business as noted above. The $11.5 million decrease in cash used in operating activities was principally due to lower working capital requirements in the first nine months of 2007 compared to the same period in 2006.

Cash Flows from Investing Activities

In the first nine months of 2007, the Company had net cash provided of $5.4 million from investing activities, due principally from the proceeds received from the sale of the sterling silver product line that was partially offset by capital spending on facilities and technology infrastructure. For the first nine months of 2006, investing activities used $1.3 million in cash as a result of the acquisition of Willitts, capital spending on the new corporate office space in Bristol, PA and the Retail expansion of the “All the Hoopla” stores. These cash outflows were partially offset by the proceeds received from the sale of the Langhorne, PA facility.

Cash Flows from Financing Activities

The Company’s net cash provided by financing activities in the first nine months of 2007 decreased $17.8 million as compared to same period in 2006. This decrease was primarily due to lower net borrowings under its revolving credit and term loan facilities as a result of lower working capital requirements and lower capital spending.

On February 9, 2007, the Company entered into waivers and amendments to its revolving credit facility and term loan credit facility (the “credit facilities”) in connection with the Company’s noncompliance with certain financial covenants under the credit facilities for the period ended December 30, 2006. Pursuant to the waivers and amendments, the lenders granted the Company a limited waiver of noncompliance through and including April 30, 2007, and temporarily amended the agreements to adjust the leverage ratio and interest coverage ratio levels for the first quarter of 2007. In addition, the amendment to the term loan facility increased the applicable margin for loans by 0.25% per annum. As consideration for the amendments, the Company paid amendment fees of $0.2 million.

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

Total fees and expenses incurred by the Company in connection with the refinancing were $9.7 million (inclusive of the $9.2 million paid out of the proceeds of the amended and restated term loan facility), of which $7.0 million was capitalized and $2.7 million was included as loss on refinancing of debt during the second quarter of 2007 in accordance with EITF 98-14, Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements (EITF 98-14”), and EITF 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments (EITF 96-19). Based on these same criteria, the Company recognized an additional $3.2 million of loss on early extinguishment of debt during the second quarter of 2007 to write-off portions of the previously capitalized loan costs.

Borrowings under the amended and restated revolving credit facility are subject to certain borrowing base limitations, and the Company’s borrowing capacity fluctuates during the year based upon accounts receivable and inventory levels. As of September 29, 2007, the Company’s borrowing capacity under the amended and restated revolving credit facility was $133.7 million, of which $37.5 million was available for additional borrowings or letters of credit at such date.

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

Under the amended and restated term loan facility, the Company is also obligated to make mandatory prepayments if certain events occur in the future such as certain asset sales, additional debt issuances, common and preferred stock issuances, and excess cash flow generation. Such prepayments will be applied to the term loan until it is paid in full, except for prepayments occurring upon the sale of designated revolving loan collateral, which will be applied to the revolving loan.

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

CONTRACTUAL OBLIGATIONS

As of September 29, 2007, the Company is obligated to make cash payments in connection with its debt obligations, operating leases, purchase commitments, capital leases, environmental remediation costs and royalty guarantees in the amounts listed below. The contractual obligation table below excludes the Company’s FIN 48 liabilities of $1,279 because the Company cannot make a reasonable estimate of the timing of the related cash payment. The Company has no unrecorded obligations other than the items noted in the following table:

	Payments due (in thousands)

	2007 (Q4)	2008	2009	2010	2011	Thereafter	Total

Revolving Credit Facility[1,2]	$—	$—	$—	$—	$—	$89,851	$89,851
Long-term Debt[2,3]	250	1,250	1,000	1,000	1,000	95,250	99,750
Operating Leases	3,982	13,475	11,665	10,245	8,671	50,652	98,690
Purchase Commitments[4]	32,034	—	—	—	—	—	32,034
Capital leases	5	10	—	—	—	—	15
Environmental Costs[5]	222	213	209	205	200	1,401	2,450
Royalty Guarantees[6]	91	416	243	173	25	—	948

Total	$36,584	$15,364	$13,117	$11,623	$9,896	$237,154	$323,738

[1]

The Company’s borrowings under the revolving credit facility are classified as current liabilities on the Consolidated Balance Sheets in accordance with Emerging Issues Task Force Issue No. 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement.

[2]

In addition to the principal payments on debt included in the summary of significant contractual obligations, the Company will incur interest expense on outstanding variable rate debt. All amounts outstanding under the revolving and term loan credit facilities are variable interest rate debt with weighted average interest rates as of September 29, 2007 of 7.33% and 9.85%, respectively.

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

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

There has been no significant change in the Company’s exposure to market risk since the end of fiscal 2006. The Company’s market risks relate primarily to changes in interest rates and currency exchange rates. See Item 7A in the Company’s 2006 Form 10-K for a discussion of these market risks.

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

In August 2004, plaintiffs purporting to represent a class of consumers who purchased tableware sold in the United States filed suit against Federated Department Stores, the May Department Stores Company, Waterford Wedgwood U.S.A. and Lenox, Incorporated (“Lenox”) in United States District Court for the Northern District of California. In November 2004, plaintiffs filed a consolidated amended complaint alleging that, for the period beginning at least as early as May 1, 2001, through the filing of the amended complaint on November 12, 2004, defendants violated Section 1 of the Sherman Act by conspiring to fix prices and to boycott sales to Bed, Bath & Beyond (hereinafter the Action). Plaintiffs seek to recover an undisclosed amount of damages, trebled in accordance with antitrust laws, as well as costs, attorney’s fees and injunctive relief.

On February 22, 2007, without admitting any violation of any statute or law or any liability or wrongdoing whatsoever, Lenox entered into a settlement agreement with the plaintiff class representatives. Pursuant to the terms of the settlement agreement, Lenox has agreed to pay $0.5 million, in return for which Lenox and its affiliates will be completely released from any and all claims, demands and actions concerning the Action and any claims that could have been alleged in the Action. This settlement agreement is subject to final approval of the court and a final judgment dismissing the Action with prejudice as to Lenox. Plaintiffs and Lenox have sought court approval of the settlement agreement and dismissal of the Action with prejudice, and are awaiting the court’s order.

On April 12, 2007, Amanda Curiale filed a complaint in the United States District Court for the Eastern District of Pennsylvania, which is a purported class action alleging that the Company willfully violated the federal Fair and Accurate Credit Transactions Act (“FACTA”) by continuing to print after December 1, 2006 the expiration dates on receipts provided to debit card and credit cardholders transacting business with the Company (hereinafter the “FACTA Litigation”). The Company understands that similar complaints have been filed against a large number of retailers. The plaintiff seeks, on behalf of herself and the class, statutory damages of not less than one hundred dollars and not more than one thousand dollars for each violation, as well as unspecified punitive damages, costs and attorneys’ fees and a permanent injunction from further engaging in violations of FACTA.

On September 20, 2007, the parties held an all-day meditation session and reached a tentative settlement which is subject to the parties signing a definitive settlement agreement and court approval. Under the terms of the settlement, Lenox denies all claims as to liability, damages, penalties, interest, fees, restitution and all other forms of relief sought in the FACTA Litigation. Pursuant to the terms of the proposed settlement, the Company will pay a non-material sum for attorney’s fees, a charitable contribution and a plaintiff’s incentive fee, and will provide participating claimants with a coupon off a future purchase or a free product through Company-operated retail stores. In return, the Company and its affiliates will be completely released from any and all claims, demands and actions concerning the FACTA Litigation and any claims that could have been alleged in the FACTA litigation.

In addition to the above actions, the Company is involved in various legal proceedings, claims and governmental audits in the ordinary course of its business. The Company believes it has meritorious defenses to all proceedings, claims and audits. Management believes the impact, if any, of these legal proceedings would not be material to the results of operations, financial position or cash flows of the Company.

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

None

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

10.1

Asset Purchase Agreement, dated July 19, 2007, by and among Lenox Group Inc., Lenox, Incorporated and Lifetime Brands, Inc. (Incorporated herein by reference to Exhibit 10.1 of Company’s Current Report on Form 8-K dated July 24, 2007. SEC File No. 1-11908.)

11.1	Computation of net income (loss) per share*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Chief Financial Officer pursuant to Section 302of the Sarbanes-Oxley Act of 2002*

32.1	Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herewith

† Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LENOX GROUP INC.

Date: November 8, 2007	/s/ Marc L. Pfefferle

Marc L. Pfefferle
Chief Executive Officer

Date: November 8, 2007	/s/ Timothy J. Schugel

Timothy J. Schugel
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

11.1	Computation of net income (loss) per share

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002