Form 10-K
period 2007-12-29
LENOX GROUP INC
filed 2008-03-13
CIK 902270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 29, 2007
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

(952) 944-5600
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered

Common Stock, par value $.01 per share	New York Stock Exchange

Preferred Stock Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Smaller reporting company ☐

Non-accelerated filer ☐	(Do not check if a smaller reporting company.)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2007 (the last trading day of the registrant’s most recently completed second fiscal quarter) was $97,128,308 (based on the closing price of the registrant’s Common Stock as reported on the New York Stock Exchange on June 29, 2007).

Number of Shares of Common Stock, par value $.01 per share, outstanding as of February 29, 2008: 14,192,297

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement for the 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K (the “2008 Proxy Statement”) are incorporated by reference in Part III.

ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1.	BUSINESS

General

Lenox Group Inc. (the “Company) is a leading designer, distributor, wholesaler and retailer of fine quality tableware, collectible and other giftware products marketed under the Lenox®, Department 56®, Dansk® and Gorham® brand names. These products are sold through gift and specialty retailers, department stores, and general merchandise chains, as well as through the Company’s own retail stores and consumer-direct channels of distribution, including Internet, catalog and mail order.

The Company was incorporated in Delaware under the name Department 56, Inc. in 1992. On November 14, 2005, the legal name of the Company was changed to “Lenox Group Inc.” The Company’s principal executive offices are located at One Village Place, 6436 City West Parkway, Eden Prairie, MN, 55344. The Company’s telephone number is (952) 944-5600.

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

Major Acquisition

On September 1, 2005, the Company completed the acquisition of all of the capital stock of Lenox, Incorporated (“Lenox”) from Brown-Forman Corporation (the “Acquisition”), for $204 million, which included transaction costs of $7.6 million. The Acquisition of Lenox added strong, market-leading brands and complementary product lines and distribution channels to the Company’s portfolio. The Company funded the payment of the purchase price and related transaction costs of the Acquisition through a $275 million senior secured credit facility consisting of a $175 million revolving credit facility and a $100 million term loan.

Recent Developments

On January 14, 2008, the Company announced the comprehensive review of strategic, financial and operational alternatives to enhance stockholder value, including a potential merger, sale of all or part of the Company or recapitalization of the Company. The Company also adopted a stockholder rights plan. The Board of Directors retained Berenson & Company LLC as its financial advisor to assist with this process.

Refinancing of Term Loan and Revolving Credit Facility

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

Sale of Sterling Silver Business

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

The purchase price paid by Lifetime was $8.8 million, subject to a post closing adjustment based on the price and quantity of silver transferred at closing. At closing, the Company received an initial payment of $8.5 million and $0.3 million was transferred to an escrow account for a six-month period ended January 2008. On August 2, 2007, the parties agreed to a price adjustment reduction of $0.3 million based on the quantity of silver actually transferred at closing and the price of silver. Accordingly, the net purchase price was $8.5 million. The Company transferred title to sterling silver finished goods inventory, work in process, raw materials, samples, selective pieces of machinery and equipment, books and records and pattern trademarks and copyrights associated with sterling silver products.

In addition, the Company granted a long-term exclusive license to Lifetime to utilize the Gorham, Kirk Stieff, Whiting and Durgin brands on and in connection with sterling silver products. The Company has retained all rights to utilize these brands on non-sterling silver products.

Products

The Company is a market leader in quality tabletop, giftware and collectibles. It markets its products primarily under the, Lenox, Gorham, Department 56, and Dansk brands. Together, these brands represent over 450 years of tabletop and giftware experience.

The tabletop business consists of a portfolio of consumer brands that have a rich heritage in the domestic market. The Company sells dinnerware, crystal stemware, stainless steel flatware, and giftware under the Lenox and Gorham brands. Dansk is the Company’s contemporary tabletop and giftware brand. The Company also sells collectibles under the Lenox brand. The Company believes that it is the largest domestic marketer of fine tabletop products.

The Department 56 brand is best known for its use in connection with the Village Series of collectible, handcrafted, lighted ceramic and porcelain houses, buildings and related accessories that depict nostalgic scenes. The Company introduces new pieces, limited edition pieces, figurines and other accessories each year to complement and provide continuity to the collections.

The Company offers a wide range of other decorative giftware and home accessory items under (i) the Department 56 brand, including the Company’s Snowbabies line of figurines and holiday and seasonal decorative items; and (ii) the Willitts brand, including Thomas Blackshear’s Ebony Visions and Possible Dreams, which adds a broad range of diversity and contemporary expression to the Company’s collectible portfolio.

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

The Wholesale Segment

The Company sells its products through a wide range of wholesale channels including department stores, large specialty retailers, mass merchants, national chains and clubs, small independent specialty accounts and other wholesale accounts.

As of December 29, 2007, the Company’s Wholesale segment had order backlog of approximately $13.7 million compared to $18.4 million as of December 30, 2006. Of the $13.7 million in order backlog as of December 29, 2007, the Company expects to ship approximately $12.8 million in fiscal 2008.

Approximately 26% of the Wholesale segment’s sales in fiscal 2007 (17% of consolidated sales) were to one customer: Macy’s, Inc.

The Retail Segment

As of February 1, 2008, the Company’s Retail segment operated 32 retail stores, including eight stores operated under the Department 56 trade name and 24 stores operated under the Lenox trade name. In 2007, the Company converted its three All the Hoopla concept stores to Department 56 stores.

This segment experiences no significant unfilled orders and is not dependent on a single customer or group of customers.

The Direct Segment

The Company markets and sells its products directly to consumers through the following methods of direct marketing: (i) traditional direct-to-consumer methods (media advertising, direct mail and telemarketing); (ii) catalogs and (iii) the Company’s various Internet sites, including those located at www.department56.com, www.lenox.com and www.dansk.com.

As of December 29, 2007, the Company’s Direct segment had order backlog of approximately $1.7 million compared to $1.5 million as of December 30, 2006. Of the $1.7 million in order backlog as of December 29, 2007, the Company expects substantially all to ship in fiscal 2008.

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

Manufacturing & Sourcing

The Company owns and operates one manufacturing facility in the United States. The Company manufactures its Lenox branded, bone china dinnerware at its plant located in Kinston, NC.

On July 19, 2007, the Company entered into an Asset Purchase Agreement with Lifetime Brands, Inc. for the sale of certain assets of the Company’s sterling silver flatware and sterling silver giftware business conducted primarily under the Gorham and Kirk Stieff brand names. Accordingly, in 2007 the Company discontinued manufacturing sterling silver flatware in its facility in Pomona, New Jersey.

Clay, feldspar and bone ash are the principal raw materials used to manufacture china products. Gold and platinum are significant raw materials used to decorate china products. Sand, potash and lead are used in the manufacture of crystal products. Steel is the principal raw material used to manufacture stainless steel flatware. The Company anticipates, but cannot guarantee that these raw materials will be in adequate supply. However, the acquisition price of gold, platinum and steel is influenced significantly by worldwide economic events and commodity trading.

The Company also sources product from external manufacturers. Of the total value of product sourced in 2007, 96% was imported from abroad, primarily from manufacturing sources located in the Pacific Rim area, including the People’s Republic of China (“China”), Indonesia, Thailand and the Philippines. The Company also imports a portion of its products from sources in India and Europe.

Distribution

The imported products sold by the Company to its wholesale customers, direct response customers and through its Company-owned retail stores are generally shipped by ocean freight from abroad and then by rail or truck to the Company’s distribution centers located in Hagerstown, MD and Langhorne, PA. Certain overseas shipments to some wholesale customers are sent directly to those customers. The products manufactured in the Company’s Kinston, NC factory are sent via commercial trucking lines to the Hagerstown, MD warehouse or directly to its wholesale customers. Shipments from the Company to its wholesale and direct response customers are handled primarily by parcel post or commercial trucking lines.

On February 26, 2007, the Company announced its intention to close its distribution center located in Rogers, MN in October 2007, and later extended that date to February 29, 2008, at which time it discontinued operations at that facility. The Company transferred the distribution activities at the Rogers facility to its distribution center located in Hagerstown, MD.

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

Seasonality

The Company’s business is highly seasonal. The Company records its highest Wholesale segment sales during the third and fourth quarters of each year as wholesale customer’s stock merchandise in anticipation of the holiday season. In addition, the Company records its highest Retail and Direct segment sales in the fourth quarter during the peak holiday shopping season. However, the Company can experience fluctuations in quarterly sales and related net income compared with the prior year due to the timing of receipt of product from suppliers and subsequent shipment of product from the Company to customers, as well as the timing of orders placed by customers. Due to the seasonality of segment sales as indicated above, the Company has historically operated at a loss during the first nine months of the fiscal year. The Company is not managed to maximize quarter-to-quarter results, but rather to achieve annual objectives designed to achieve long-term growth consistent with the Company’s business strategy.

Competition

The Company competes generally for the discretionary income of consumers with other producers of tabletop, collectibles, giftware and home decorative accessory products. These areas are affected by, among other things, changing consumer tastes and interests, changing consumer shopping habits, consolidation of channels of distribution and the shift in supply to Asian sources of manufacture.

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

Financial Information Relating to Geographical Areas

Approximately 2% of the Company’s total revenue is derived from customers outside the United States. In addition, approximately 2% of all long-lived assets are located outside the United States.

Trademarks and other Proprietary Rights

The Company owns 205 U.S. trademark registrations and has pending four U.S. trademark applications for registration. These registrations cover the Company’s brand names, logos and important product names. In addition, the Company owns trademark registrations in select foreign countries where the Company’s products are manufactured, marketed and/or sold.

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

Employees

As of January 1, 2008, the Company had 1,344 full-time employees and 797 part-time and seasonal employees in the United States, four employees in Canada and 12 in China.

Local Union No. 638 of the Teamsters Union represents 29 of the Company’s employees who work at its warehouse facility located in Rogers, MN. The agreement with this union expired on December 31, 2007; and will not be renewed due to the fact that Rogers, MN warehouse facility closed on February 29, 2008.

The Company believes that its labor relations are good. It has not experienced a work stoppage.

Environmental Matters

The Company is subject to various federal, state and local laws and regulations governing the use, discharge and disposal of hazardous materials.

The Company is responsible for the cleanup and/or monitoring of two environmental sites located in New Jersey pursuant to an Administrative Consent Order dated September 29, 1994 and a Memorandum of Agreement dated October 11, 1995, with the New Jersey Department of Environmental Protection (“NJDEP”). The Company is also responsible for monitoring solid waste management units at its Pomona, NJ manufacturing facility pursuant to a Hazardous & Solid Waste Amendment (“HSWA”) permit with the U.S. Environmental Protection Agency. The Company accrues for losses associated with environmental cleanup obligations when such losses are probable and can be reasonably estimated.

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

As of December 29, 2007, the Company estimated, based on engineering studies, total remediation and ongoing monitoring costs to be $3.3 million, including the effects of inflation. Accordingly, the Company recorded a liability of approximately $2.3 million in other noncurrent liabilities, which represents the net present value of the estimated future costs discounted at 5.25%. In accordance with Statements of Position (SOP) 96-1, Environmental Remediation Liabilities, the Company measures this liability on a discounted basis as it believes the amount and timing of cash payments for the liability are reliably determinable. The estimated insurance recovery assets as of December 29, 2007 were $1.2 million and are included in other assets.

Executive Officers of the Registrant

Marc L. Pfefferle, 51, has been Interim Chief Executive Officer of the Company since January 5, 2007. He has been a partner in the firm of Carl Marks Advisory Group LLC (“CMAG”) since November 1997. Mr. Pfefferle has 25 years of management consulting, interim executive and restructuring officer experience and is a certified Turnaround Professional and Certified Fellow in Production and Inventory Management.

Bret Rattray, 57, has been Interim Chief Marketing Officer of the Company since April 2, 2007. He is also Managing Director in the firm of CMAG, a position he has held since 2002.

Fred Spivak, 54, has been Chief Financial and Operating Officer since November 9, 2007. From 2004 to 2007, Mr. Spivak served as Managing Director of FMS Consulting, a company that provides financial, operational and business administration services to companies in the giftware, apparel and consumer goods industries. From 2004 to 2006, Mr. Spivak served on the Board of Directors of Oneida Ltd., a leading flatware and tabletop company. From 2000 to 2004, Mr. Spivak was Chief Financial Officer of Colorado Prime Foods (now DineWise, Inc.), a direct marketer of chef-prepared, home-delivered meals, and from 1997 to 2000 he was Chief Operating Officer of Morgan-Walke Associates, a New York investor relations firm. From 1984 to 1997, Mr. Spivak served as Chief Financial Officer and Vice President, Finance and Administration for Lifetime Brands and previously held various finance positions for Vida Shoes and Olivetti Corporation. Mr. Spivak is a Certified Public Accountant.

Louis A. Fantin, 57, has been Senior Vice President, General Counsel and Secretary for the Company since September 2005. He was Senior Vice President, Secretary and Lenox Counsel for Lenox, Incorporated from May 1, 1995 to September 2005. Prior to that, Mr. Fantin held a succession of positions at Lenox, including Vice President, Secretary and Lenox Counsel from October 1, 1994 until April 30, 1995, Vice President, First Assistant General Counsel and Assistant Secretary from May 1, 1990 to September 30, 1994; First Assistant General Counsel and Assistant Secretary from May 1, 1989 to April 30, 1990 and Assistant General Counsel from August 31, 1981 to April 30, 1989.

Branka Hannon, 50, has been Senior Vice President - Human Resources for the Company since September 2005. Ms. Hannon held the same position at Lenox, Incorporated from February 1, 2004 until September 2005. From June 1, 2002 to January 31, 2004, she was Vice President - Organizational Development at Lenox, and from November 2, 2000 until May 31, 2002, Ms. Hannon was Director - Human Resources for the Lenox Collections Division of Lenox.

David B. O’Connell, 40, has been Vice President, Global Sourcing for the Company since September 11, 2006. From 2002 to 2006, Mr. O’Connell was Vice President Product Development and Global Sourcing for Mikasa/ARC International.

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

Our sales could be negatively impacted by product trends, continued industry consolidation and contraction, as well as a decision by our major customers to substantially reduce orders for our products.

Over the past several years, department stores have consolidated, the gift and specialty store channel has contracted, and the collectible and fine china markets have contracted as well. A continuation of these trends could have a negative impact on the sales of the Company. With the exception of Macy’s, Inc., our customer base is relatively dispersed. Our sales to this customer accounted for approximately 17% of our net sales for fiscal year 2007. If Macy’s, Inc. were to cease or significantly reduce their business with us, our business and results of operations would be negatively impacted.

Our reliance on foreign manufacturing is subject to inherent risk, which may affect our ability to procure goods and/or procure them in a timely fashion.

Foreign manufacturing and procurement of imports is subject to the following inherent risks: labor availability and increases in labor costs, increases in the cost of raw materials, economic and political instability; cost and capacity fluctuations and delays in transportation, dockage and material handling; restrictive actions by governments; nationalizations; the laws and policies of the United States affecting importation of goods (including duties, quota and taxes); international political, military and terrorist developments; fluctuations in currency exchange rates; and foreign trade and tax laws. Moreover, we cannot predict what relevant political, legal or regulatory changes may occur, or the type or amount of any financial impact on us that such changes may have in the future.

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

The inability to make timely shipments of merchandise to our trade customers due to delays caused by foreign sourcing could significantly lower sales and damage our relationship with trade customers resulting in harm to our business and our financial results.

Our reliance on manufacturing from sources within China, in particular, is subject to inherent risk, which may affect our ability to procure goods and/or procure them in a timely fashion.

In fiscal year 2007, approximately 66% of our inventory purchases were manufactured in China.

China has joined the World Trade Organization and been accorded permanent “Normal Trade Relations” status by the U.S. government. However, various commercial and legal practices in China, including the handling of intellectual property and certain labor practices, are under review by the U.S. government. China has been designated a Country of Particular Concern pursuant to the International Religious Freedom Act of 1998 (“IRFA”). The IRFA enumerates several specific retaliatory actions that may be taken by the U.S. government, none of which we believe would have a material impact on our business. The IRFA, however, also accords the President broad discretion in fashioning other or additional actions and, due to the breadth of the Presidential powers under the IRFA, we are unable to predict what, if any, action the President could take in the future.

Accordingly, in addition to general foreign manufacturing risks cited above, the ability to continue to conduct business with vendors located in China is subject to political uncertainties, the financial impact of which we are unable to estimate. To the extent China may have its exports or transaction of business with U.S. persons subject to political retaliation, the cost of Chinese imports could increase significantly and/or the ability to import goods from China may be materially impaired. In such an event, there could be a materially adverse effect on us until alternative arrangements for the manufacture of our products were obtained on economic, production and operational terms at least as favorable as those currently in effect.

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

A principal market risk affecting us is the exposure to changes in the interest rates on our variable rate debt. As our credit facilities bear interest at variable rates, our results of operations and cash flows will be exposed to changes in interest rates. In 2007, the Company entered into an interest rate collar agreement with a notional amount of $50 million to mitigate some of this variable interest rate risk. Under the terms of the agreement, the Company would receive a positive net settlement from the counterparty if the LIBOR rate (as defined) is greater than 6.5% on the settlement dates (as defined). If the LIBOR rate (as defined) is less than 4.32% on the settlement dates (as defined), the Company would be required to make a payment to the counterparty. Based on debt outstanding as of December 29, 2007 and the interest rate collar agreement in effect as of December 29, 2007, a one percentage point increase in current market interest rates would increase the Company’s borrowing costs by approximately $1.1 million on an annual basis. A one percentage point decrease in current market interest rates would reduce the Company’s borrowing costs by approximately $0.8 million on an annual basis.

We may encounter litigation that has a material impact on our business.

We are involved on an ongoing basis in litigation arising in the ordinary course of business. Trends in litigation may include claims brought by consumers, stockholders, vendors, accounts and/or injured persons in cases relating to antitrust, employment and labor, environmental, negligence and regulatory matters. Litigation trends and the outcome of litigation cannot be predicted with certainty and adverse litigation trends and outcomes could adversely affect our financial results.

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

Following our acquisition of Lenox, we have been working to integrate and update the information systems, operating systems, fulfillment processes and distribution resources of Department 56 and Lenox. If we are unable successfully to integrate and update the systems and functional resources, we will not be able operate in the most effective and cost efficient manner which may have an adverse impact on our financial results.

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

The Company’s performance is impacted, in part, on economic and other factors affecting consumer spending that are out of the Company’s control.

The Company’s business depends on consumer demand for its products and, consequently, is sensitive to a number of factors that influence consumer spending, including general economic conditions, disposable consumer income, recession and inflation, consumer debt, unemployment rates, interest rates and consumer confidence in future economic conditions. Adverse changes in one or more of the foregoing factors could result in a reduction in consumer demand for the Company’s products, reductions in prices leading to lower average gross margins, a slower inventory turnover, greater markdowns on inventory, thus reducing the Company’s sales and adversely impacting its operating results.

Our strategic alternative plan announced by the Company in January 2008 may lead to uncertainty or may not be successful.

On January 14, 2008, the Company issued a press release announcing a comprehensive review of strategic, financial and operational alternatives to enhance stockholder value, including a potential merger, sale of all or part of the Company or recapitalization of the Company. There can be no assurance that the exploration of strategic alternatives will result in any transaction. During the process, there may be risks that certain customers, employees, suppliers, and business partners may react negatively to the uncertainty of the process. These same constituencies may react negatively in the event the process does not result in any transaction. In the event a transaction is completed, the integration of businesses and personnel may involve significant expenses and management time and attention, and may otherwise disrupt our business. In addition, acquisitions and/or mergers may expose the Company to unknown liabilities.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Significant properties owned or leased by the Company are as follows:

Owned Facilities

Office Facilities

An office facility (66,400-sq. ft.) including a creative center and a corporate showroom located in Eden Prairie, MN.

Manufacturing Facilities

A china dinnerware manufacturing facility (218,000-sq. ft.) servicing the Wholesale, Retail and Direct segments including a retail store, located in Kinston, NC (the “Kinston Facility”).

Leased Facilities

Office Facilities

An office facility (126,000-sq. ft.) servicing the Wholesale, Retail and Direct segments and corporate function located in Bristol, PA (the “Bristol Facility”).

An office facility (6,500-sq. ft.) servicing the Wholesale, Retail and Direct segments located in Petaluma, CA (the “Petaluma Facility”).

Mixed Use Facilities

An office/retail facility (45,500-sq. ft.) servicing the Wholesale and Retail segments located in Pomona, NJ (the “Pomona Facility”).

A retail/warehousing facility (125,370-sq. ft.) servicing the Wholesale and Retail segments located in South Brunswick, NJ (the “Cranbury Facility”).

Warehouse and/or Distribution Facilities

A warehousing and distribution facility (500,000-sq. ft.) servicing the Wholesale and Retail segments located in Hagerstown, MD.

A warehousing/distribution/retail/office facility (229,893-sq. ft.) servicing the Direct and Retail segments located in Langhorne, PA (the “Langhorne Facility”).

A warehousing facility (48,000-sq. ft.) servicing the Direct segment located in Bristol Township, PA.

Retail Stores

As of February 1, 2008, the Company’s Retail segment operated 32 retail stores located in 17 states, including eight stores operated under the Department 56 trade name and 24 stores operated under the Lenox trade name (including locations in the manufacturing and mixed use facilities above). The retail stores range from 3,100 to 15,000 sq. ft., excluding the retail space in the Cranbury, Langhorne and Pomona Facilities, which are approximately 48,000 sq. ft, 30,600 sq. ft., and 31,500 sq. ft., respectively.

Showrooms

The Company also operates nine showrooms; two located in New York, NY; and one each located in Atlanta, GA, Billerica, MA, Chicago, IL, Columbus, OH, Dallas, TX, Los Angeles, CA and Frankfurt, Germany.

The terms of the above-referenced leases expire at various dates. The Company believes that the facilities are in good condition and are adequate for the business.

ITEM 3.	LEGAL PROCEEDINGS

(A.) In Re Tableware Antitrust Litigation - In August 2004, plaintiffs purporting to represent a class of consumers who purchased tableware sold in the United States filed suit against Federated Department Stores, the May Department Stores Company, Waterford Wedgwood U.S.A. and Lenox, Incorporated (“Lenox”) in United States District Court for the Northern District of California. In November 2004, plaintiffs filed a consolidated amended complaint alleging that, for the period beginning at least as early as May 1, 2001, through the filing of the amended complaint on November 12, 2004, defendants violated Section 1 of the Sherman Act by conspiring to fix prices and to boycott sales to Bed, Bath & Beyond (hereinafter the “Action”). Plaintiffs sought to recover an undisclosed amount of damages, trebled in accordance with antitrust laws, as well as costs, attorney’s fees and injunctive relief.

On February 22, 2007, without admitting any violation of any statute or law or any liability or wrongdoing whatsoever, Lenox entered into a settlement agreement with the plaintiff class representatives. Pursuant to the terms of the settlement agreement, Lenox paid $0.5 million, in return for which Lenox and its affiliates will be completely released from any and all claims, demands and actions concerning the Action and any claims that could have been alleged in the Action. The court approved the settlement agreement by opinion and order dated November 25, 2007 by which the Action was dismissed with prejudice.

(B.) Curiale v Lenox Group Inc. - On April 12, 2007, Amanda Curiale filed a complaint in the United States District Court for the Eastern District of Pennsylvania, which is a purported class action alleging that the Company willfully violated the federal Fair and Accurate Credit Transactions Act (“FACTA”) by continuing to print after December 1, 2006 the expiration dates on receipts provided to debit card and credit cardholders transacting business with the Company (hereinafter the “FACTA Litigation”). The Company understands that similar complaints have been filed against a large number of retailers. The plaintiff seeks, on behalf of herself and the class, statutory damages of not less than one hundred dollars and not more than one thousand dollars for each violation, as well as unspecified punitive damages, costs and attorneys’ fees and a permanent injunction from further engaging in violations of FACTA.

On September 20, 2007, the parties held an all-day mediation session and reached a tentative settlement which is subject to the parties signing a definitive settlement agreement and court approval. Under the terms of the settlement, Lenox denies all claims as to liability, damages, penalties, interest, fees, restitution and all other forms of relief sought in the FACTA Litigation. Pursuant to the terms of the proposed settlement, the Company will pay a non-material sum for attorney’s fees, a charitable contribution and a plaintiff’s incentive fee, and will provide participating claimants with a coupon towards a future purchase or a free product through Company-operated retail stores. In return, the Company and its affiliates will be completely released from any and all claims, demands and actions concerning the FACTA Litigation and any claims that could have been alleged in the FACTA litigation.

(C.) Period Design, Inc. v D56, Inc. (“D56”) - On February 17, 2008, a trial commenced in the Period Design case. D56 is a subsidiary of the Company. Plaintiff alleges a breach of contract claim and seeks compensatory damages based upon D56’s alleged failure to pay royalties alleged to be due Period Design, Inc. on various products marketed and sold by D56, together with pre-judgment interest thereon, the aggregate claims for which, if accepted by the court, would be material to the Company’s financial condition and results of operations. The matter was tried before the Minnesota State District Court (Hennepin County) from February 17 through February 28, 2008. The parties are in the process of filing post-trial submissions, and anticipate a decision by the Court in late March/early April 2008. The Company intends to continue to vigorously defend against this alleged breach of contract claim.

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

No matters were submitted to a vote of the Company’s security holders during the last quarter of the year ended December 29, 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock trades on the New York Stock Exchange (“NYSE”) under the symbol “LNX.” The table below sets forth the high and low sales prices for each quarter during the last two fiscal years, as reported by the NYSE.

	High	Low

Fiscal 2007
First quarter	$6.77	$3.17
Second quarter	8.31	6.81
Third quarter	7.36	4.50
Fourth quarter	4.86	2.65

Fiscal 2006
First quarter	$13.80	$12.38
Second quarter	14.37	7.04
Third quarter	7.37	5.38
Fourth quarter	7.79	5.44

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

As of March 4, 2008, the number of holders of record of the Company’s common stock was 714.

STOCK PERFORMANCE GRAPH

The following graph compares the cumulative total return on $100 invested on December 28, 2002, in each of our Common Stock, Standard & Poor’s Small Cap 600 Index and a peer group index.

The peer group index is composed of the following issuers: Blyth Inc., Enesco Group, Inc., Lenox Group Inc., Lifetime Brands, Inc., Libbey, Inc. and Russ Berrie & Co. These companies were selected based on their respective product offerings (i.e., tabletop, giftware and/or collectible products), the channels of distribution in which their respective products are sold and financial criteria.

The stock of Lifetime Brands, Inc. is traded on the NASDAQ exchange. The stock of Enesco Group Inc. was traded on the New York Stock Exchange through June 9, 2006. Thereafter, its stock became listed on the “other OTC” exchange. The stocks of the other companies comprising the peer group are traded on the NYSE.

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

The stock price performance shown on the graph below is not necessarily indicative of future price performance. Data points below were provided by Research Data Group, Inc., a licensee of Standard & Poor’s.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Lenox Group Inc., The S&P Smallcap 600 Index
And A Peer Group

* $100 invested on 12/28/02 in stock or 12/31/02 in index-including reinvestment of dividends.
Index calculated on month-end basis.

		Cumulative Total Return

	12/28/02	1/03/04	1/01/05	12/31/05	12/30/06	12/29/07

Lenox Group Inc.	100.00	107.39	129.57	103.04	49.81	22.65
S & P SmallCap 600	100.00	138.79	170.22	183.30	211.01	210.38
Peer Group	100.00	119.52	111.87	75.60	73.86	74.34

ITEM 6.	SELECTED FINANCIAL DATA

FIVE-YEAR SUMMARY (In thousands, except per share amounts) YEARS ENDED DECEMBER 29, 2007, DECEMBER 30, 2006, DECEMBER 31, 2005, JANUARY 1, 2005 AND JANUARY 3, 2004

The following selected consolidated financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements and related Notes thereto, included elsewhere herein. Fiscal year 2007, 2006, 2005, 2004 and 2003 results reflect the reclassification of Geppeddo’s and Time to Celebrate’s financial results as discontinued operations.

	December 29, 2007[1]	December 30, 2006[1]	December 31, 2005[1,2]	January 1, 2005[1]	January 3, 2004[1]

STATEMENTS OF OPERATIONS
Net sales	$452,115	$502,506	$331,728	$162,908	$174,957
Cost of sales	235,139	257,932	172,845	73,958	78,862

Gross profit	216,976	244,574	158,883	88,950	96,095

Operating expenses:
Selling, general and administrative	214,816	234,676	126,394	53,834	54,902
Restructuring charges[3]	9,540	—	—	—	—
Pension curtailment and settlement gains[4]	—	(14,783)	—	—	—
Goodwill impairment[5]	—	55,269	—	—	—
Trademark impairment[6]	—	3,743	—	—	—

Operating (loss) income from continuing operations	(7,380)	(34,331)	32,489	35,116	41,193

Other expense (income):
Interest expense	15,890	16,697	5,735	493	1,901
Loss on refinancing of debt[7]	5,940	—	—	—	—
Litigation settlement[8]	—	—	—	(6,871)	—
Other, net	(36)	35	(744)	(414)	(906)

(Loss) income from continuing operations before income taxes	(29,174)	(51,063)	27,498	41,908	40,198
(Benefit) provision for income taxes	(13,348)	(1,795)	10,146	15,088	14,529

(Loss) from continuing operations	(15,826)	(49,268)	17,352	26,820	25,669
Loss from discontinued operations, net of tax[9]	—	—	(2,182)	(3,036)	(9,261)

Net (loss) income	$(15,826)	$(49,268)	$15,170	$23,784	$16,408

(Loss) income per share from continuing operations
Basic	$(1.15)	$(3.58)	$1.27	$2.01	$1.96
Diluted	$(1.15)	$(3.58)	$1.26	$1.98	$1.94

BALANCE SHEET DATA
Working capital	$104,302	$30,260	$79,326	$82,294	$49,424
Total assets	352,106	373,797	469,928	167,388	142,304
Total debt (current and noncurrent)	108,688	96,566	110,718	—	—
Total stockholders’ equity[10]	136,142	141,679	161,749	143,757	114,296

[1]	The year ended January 3, 2004 is a 53-week fiscal year whereas all other fiscal years presented are 52-week periods.
[2]	Effective September 1, 2005, the Company completed the acquisition of Lenox from Brown-Forman.
[3]	Restructuring charges include $6.9 million in severance related costs and $2.6 million of costs associated with closing and consolidating operations and facilities.
[4]

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

[5]

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

[7]

The Company incurred a $5.9 million loss on the refinancing of its term and revolver loans in the second quarter of 2007. This loss consisted of $2.7 million of costs incurred in the quarter related to the re-financing as well as the write-off of $3.2 million of previously capitalized loan costs

[8]

During 2004, the Company received net proceeds (before income taxes) of $6.9 million in settlement of the Company’s litigation against a third party related to the implementation of its information systems. This recovery was recorded in other income.

[9]

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

[10]

The Company has not declared or paid dividends on its common stock. As a holding company, the ability of the Company to pay cash dividends will depend upon the receipt of dividends or other payments from its subsidiaries.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

In 2007 sales declined by almost 10% and the Company reported a net loss of $15.8 million. In particular, the Company was impacted by the weak consumer retail environment in the fourth quarter of 2007. However, the Company has pursued several initiatives over the past year that it believes will create a foundation for growth going forward. These initiatives included:

•	Retaining Carl Marks Advisory Group, LLC (“CMAG”), and naming Marc L. Pfefferle, a CMAG partner, as interim Chief Executive Officer.

•	Initiating a company wide restructuring that consolidated many functions which resulted in improved, simplified and more cost effective operations.

•	Completing the refinancing of its credit facilities.

•	Hiring a new Chief Operating Officer/Chief Financial Officer and hiring new executives to lead its Dansk brand, Retail and Direct segments.

•	Selling certain assets pertaining to its sterling silver flatware and giftware business conducted primarily under the Gorham and Kirk Stieff brand names.

•

Closing of its Rogers, MN distribution facility and consolidating into the Company’s existing Hagerstown, MD facility. This consolidation started in the fourth quarter of 2007 and was completed at the end of February 2008.

•

Improving and accelerating the product development processes. In addition, product delivery performance improved, while inventory levels were reduced by $17.5 million from $101.9 million as of December 30, 2006 to $84.4 million at December 29, 2007.

•	Implementing cost savings initiatives that helped to reduce factory spending by $8.1 million in 2007 compared to 2006 in the Kinston manufacturing facility.

•

Addressing the changing demographics of the customer base by introducing improved casual china dinnerware and our unique Simply Fine™ line of fine china and an updated Dansk product line. These offerings target our younger, lifestyle driven customer.

The management team is well aware of and concerned about the general state of the economy and its impact on retail, consumer buying habits and ultimately sales. While its financial and operational performance has been improving, the Company continues to face challenging business and economic conditions. Additional financial resources would be a significant benefit to the Company, providing an opportunity to increase its business scale and strength. With this in mind, on January 14, 2008 the Company announced that it will explore strategic alternatives aimed at enhancing stockholder value. The Company’s Board concluded that it is in the best interests of all Lenox stockholders to conduct an orderly and comprehensive review and evaluation of strategic, operational and financial alternatives available to us including, but not limited to, a potential sale or merger of the Company, a potential sale of part of the Company, or raising additional equity capital to enhance the growth prospects of the business. The Board has also adopted a stockholder rights plan (the “Rights Plan”). The Rights Plan is designed to reduce the likelihood that a potential acquirer would gain control of the Company by open market accumulation or other coercive takeover tactics without paying an appropriate value for the Company’s shares.

SUMMARY OF 2007 RESULTS OF OPERATIONS

The loss from continuing operations was $15.8 million in 2007 compared to the loss from continuing operations of $49.3 million in 2006. The Company incurred significant one-time special items during 2007 and 2006. Management believes that showing EBITDA (earnings before interest, taxes, depreciation and amortization) and EBITDA adjusted for these special items provides useful information to investors regarding the Company’s results. These measures should not be considered an alternative to the results from operations which are determined in accordance with GAAP. The schedule below reconciles the GAAP financial measure to the non-GAAP financial measures.

The GAAP presentation of net income for 2007, reflects restructuring charges of $9.5 million for the full year. In the schedule below, $6.9 million is included under the heading “Severance, retention bonuses and related employee costs”, and $2.6 million is included under the heading “Expenses incurred in connection with facility consolidations, closings and relocations”.

Reconciliation of Non-GAAP Financial Measure (In millions)

	Year Ended December 29, 2007	Year Ended December 30, 2006

Net income (loss) (GAAP measure)	$(15.8)	$(49.3)
Interest expense	15.9	16.7
Loss on extinguishment of debt	5.9	—
Income tax benefit	(13.3)	(1.8)
Franchise taxes	0.3	0.5
Depreciation expense	11.7	12.6
Amortization expense	2.2	3.1

EBITDA	6.9	(18.2)

Special items:
Goodwill impairment	—	55.3
Pension curtailment gain	—	(14.8)
Tradename impairment	—	3.7
Gain on sale of Pomona facility	—	(1.1)
Purchase accounting adjustments	—	(3.0)
Severance, retention bonuses and related employee benefits and costs	6.9	—
Expenses incurred in connection with facility consolidations, closings and relocations	4.5	—
Professional fees paid related to the refinancing and restructuring.	5.6	0.1
Fines, settlements, judgments and legal fees associated with proceedings outside of the ordinary course of business.	1.0	—
All other - net	2.2	—

EBITDA adjusted for special items (non-GAAP measure)	$27.1	$22.0

Special items in 2007 included:

•

The $6.9 million of severance, retention bonuses and related employee benefits and costs related primarily to the departure of the Company’s former Chief Executive Officer and other members of senior management, as well as company-wide reductions in workforce, retail store employees and plant and distribution facility employees.

•	The $4.5 million of expenses incurred in connection with facility consolidations, closings and relocations consisted of:

o

$2.6 million of lease termination and closure costs related to the shutdown of the Company’s distribution facility located in Rogers, MN, the shutdown of the Company’s china manufacturing operations located in Pomona, NJ, closure costs incurred to shutdown the Company’s sterling manufacturing operations in Pomona, NJ and lease termination costs related to an All the Hoopla store lease.

o

$1.9 million in special items that included excessive manufacturing variances generated in our sterling manufacturing facility as a result of lower manufacturing volume in the first half of 2007 and accelerated depreciation costs resulting from our decision to close our distribution facility and five retail stores.

•	The $5.6 million in professional fees paid related to the refinancing and restructuring included executive management fees and other advisory services as part of the restructuring process.

•

Fines, settlements, judgments and legal fees associated with proceedings outside of the ordinary course of business pertained to a provision of $1.0 million covering two separate ongoing legal cases (See Part I, Item 3 titled “Legal Proceedings”).

•	All other – net totaled $2.2 million and were inventory related charges, executive and professional recruiting fees and other integration related costs.

Special items in 2006 included:

•

The Company recognized a goodwill impairment charge of $37.1 million in its Department 56 wholesale reporting unit related to the continuing decline of product shipments into the gift and specialty channel. This goodwill principally related to the 1992 acquisition of Department 56 by Forstmann Little & Co. The Company also recognized a goodwill impairment charge of $18.2 million as a result of lower projected sales and profits from the Company’s Lenox wholesale reporting unit as compared to that which was originally projected at the date of the Acquisition. This goodwill impairment related to the Acquisition on September 1, 2005.

•

The Company also announced the “freezing” of its defined benefit pension plans. No future benefits will accrue under the pension plans, but pension benefits earned through December 31, 2006, will be available to legacy Lenox employees when they retire under the terms of the plan. As a result of this decision, the Company recognized a pension curtailment gain of $13.2 million. In addition, the Company recorded a plan settlement gain of $1.6 million as a result of significant lump-sum cash payments made to employees from one of its defined benefit pension plans.

•

The Company recognized a trademark impairment charge of $3.7 million related to lower than projected sales of Dansk and Gorham product from that estimated at the time of the original purchase price allocation. These trademark costs were also originally recorded as part of the Acquisition.

•	The Company sold its Pomona, NJ facility for net proceeds of $6.6 million and recognized a gain of $1.1 million.

•

The Company recognized a $3.0 million net benefit resulting from a purchase accounting fair market value adjustment related to the purchase accounting requirement to value inventory at its estimated selling price less cost of disposal on the opening balance sheet date. This adjustment related to inventory acquired in the Lenox Acquisition in September 2005.

Excluding the impact of these special items on both the 2007 and 2006, EBITDA, adjusted for special charges, increased $5.1 million, from $22.0 million in 2006 to $27.1 million in 2007. This increase was due primarily to lower fixed and variable costs which more than offset the impact of lower sales volume.

COMPARISON OF RESULTS OF CONTINUING OPERATIONS FOR 2007, 2006 AND 2005

(Amounts in millions, except per share amounts)

In connection with the Company’s acquisition of Lenox from Brown-Forman, the Company redefined its operating segments in accordance with SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information”, to include three reportable segments – Wholesale, Retail and Direct. Net sales, gross profit, and specifically identified selling costs are measured for each segment. Expenses not allocated to specific operating segments are reflected in the Corporate category and represent general and administrative costs. Other components of the statement of operations which are classified below income (loss) from operations (i.e. interest expense, provision for income taxes, etc.) are not allocated by segment and are discussed separately. In addition, the Company does not account for or report assets, capital expenditures, or certain depreciation and amortization by segment. Certain previous year amounts have been reclassified to conform to current year presentations. These reclassifications had no impact on consolidated net income or retained earnings as previously reported.

	2007	2006	2005

WHOLESALE:
Net sales	$301.0	$330.4	$217.0
Gross profit	128.4	135.9	90.8
Gross profit as a % of net sales	43%	41%	42%
Selling expenses	37.6	42.3	26.5
Selling expenses as a % of net sales	13%	13%	12%
Restructuring charges	0.5	—	—
Goodwill impairment	—	55.3	—
Income from operations	90.3	38.3	64.3

RETAIL:
Net sales	$62.1	$76.2	$74.7
Gross profit	26.9	41.5	42.3
Gross profit as a % of net sales	43%	54%	57%
Selling expenses	30.3	33.5	22.6
Selling expenses as a % of net sales	49%	44%	30%
Restructuring charges	1.2	—	—
(Loss) Income from operations	(4.6)	8.0	19.7

DIRECT:
Net sales	$86.7	$94.2	$39.2
Gross profit	59.4	65.4	25.0
Gross profit as a % of net sales	69%	69%	64%
Selling expenses	47.8	46.1	16.8
Selling expenses as a % of net sales	55%	49%	43%
Restructuring charges	0.2	—	—
Income from operations	11.4	19.3	8.2

CORPORATE:
Unallocated net sales	$2.3	$1.7	$0.8
Unallocated general and administrative expenses	99.2	112.7	60.5
Restructuring charges	7.6	—	—
Unallocated pension curtailment and settlement gains	—	(14.8)	—
Unallocated trademark impairment	—	3.7	—
Loss from operations	(104.5)	(99.9)	(59.7)

CONSOLIDATED
Net sales	$452.1	$502.5	$331.7
Operating (loss) income from continuing operations	(7.4)	(34.3)	32.5

Other expense (income):
Interest expense	15.9	16.8	5.7
Loss on refinancing of debt	5.9	—	—
Other, net	—	—	(0.7)

(Loss) income from continuing operations before income taxes	(29.2)	(51.1)	27.5
(Benefit) provision for income taxes	(13.4)	(1.8)	10.1
(Loss) income from continuing operations	$(15.8)	$(49.3)	$17.4

COMPARISON OF RESULTS OF CONTINUING OPERATIONS 2007 TO 2006

Wholesale

Net sales decreased $29.4 million, or 9%, in 2007 compared with the same period in 2006 due to the ongoing contraction of the gift and specialty channel, the consolidation of the department store customers and a weak consumer retail environment in the fourth quarter of 2007. The divestiture of the Company’s sterling silver product line early in the third quarter of 2007 and the product void in the Dansk brand caused by transitioning Dansk from the housewares market to the upstairs tabletop market further contributed to the decrease.

Gross profit as a percentage of net sales was 43% and 41% in 2007 and 2006, respectively. This increase in gross profit as a percentage of net sales was primarily due to a favorable sales mix in the second half of 2007 and lower excess inventory expense. Lower freight expense, primarily due to the decrease in sales and more efficient Kinston manufacturing operations also contributed to the increase.

Selling expenses were 13% of net sales in 2007 as well as in 2006. This rate was sustained on a lower sales volume primarily due to lower fixed compensation and variable selling costs resulting from the sales force integration efforts, as well as lower bad debt expense.

In 2006, the Company recognized goodwill impairment charges of $55.3 million. A goodwill impairment charge of $37.1 million was recognized in the second quarter of 2006, principally related to the goodwill recorded in 1992 as a result of the acquisition of Department 56 by Forstmann Little & Co. An additional goodwill impairment charge of $18.2 million recognized in the fourth quarter of 2006 related to the goodwill originally recorded as part of the acquisition of Lenox in 2005. There was no similar charge in 2007.

Operating income increased $52.0 million in 2007 as compared to 2006 as a result of the items described above.

Retail

Net sales decreased $14.1 million, or 18%, in 2007 compared with 2006 primarily due to store closures, four stores that closed in February of 2007 and 28 stores that were closed in January of 2006. Further contributing to the decrease was a 10% reduction in same-store sales due to lower store traffic as a result of a more difficult consumer retail environment particularly in the fourth quarter of 2007.

Gross profit as a percentage of net sales was 43% and 54% in 2007 and 2006, respectively. A positive $4.5 million purchase accounting adjustment in 2006 to value Lenox inventory at its estimated selling price less cost of disposal under the purchase method of accounting on the opening balance sheet date accounted for a seven percentage point increase in 2006. The remaining four percentage point decrease in gross profit percentage in 2007, resulted from a focus on liquidating second quality and excess inventory at significantly reduced prices during the first half of 2007.

Selling expenses were 49% of net sales in 2007 compared to 44% of net sales in 2006. The higher expense rate reflects higher fixed operating costs on a declining sales base. Selling expenses in 2007 were reduced by store closures and lower administrative costs as a result of restructuring efforts in the first half of 2007.

Restructuring charges of $1.2 million in 2007 were primarily lease termination costs related to an All the Hoopla store located in Buffalo, NY.

There was an operating loss of $4.6 million in 2007 as compared to an operating profit of $8.0 million in 2006 as a result of the items described above.

Direct

Net sales decreased $7.5 million or 8% in 2007 as compared to the same period in 2006, as lower consumer response to our direct mail advertising campaigns in 2007 was partially offset by higher internet sales.

Gross profit as a percentage of sales was 69% in both 2007 and 2006.

Selling expenses were 55% of net sales in 2007 compared to 49% of net sales in 2006, an increase of $1.6 million. The higher expense rate as a percentage of net sales in 2007, compared to 2006, reflects a planned significant increase in advertising costs to acquire more customers to grow the business. These efforts were not successful due to lower customer response to our direct mail campaigns. Selling expenses in 2007 were also increased by higher bad debt expense related to a change in sales and customer mix.

Operating income was $7.9 million less in 2007 as compared to 2006 as a result of the items described above.

Corporate

Net sales of $2.3 million in 2007 represents revenue from the licensing of the Company’s brands and was $0.5 million higher as compared to 2006.

General and administrative expenses decreased by $13.5 million or 12% in 2007 as compared to the same period in 2006. The largest components of this decrease included a $9.3 million reduction in postretirement expenses relating to freezing the Company’s defined benefit pension plans and discontinuing post retirement health benefits to former and current employees, as well as workforce reductions of $7.4 million and a $1.6 million reduction in equity compensation. Partially offsetting these decreases was $5.1 million of executive management consulting fees incurred in 2007, including fees paid to CMAG for the services of Marc Pfefferle, as interim CEO and certain other interim officers.

Interest Expense

Interest expense decreased $0.8 million in 2007 as compared to 2006, due to lower average monthly revolver debt outstanding combined with a lower average interest rate.

Loss on the extinguishment of debt

The Company incurred a $5.9 million loss on the refinancing of its term and revolver loans in the second quarter of 2007. This loss consisted of $2.7 million of costs related to the re-financing as well as the write-off of $3.2 million of previously capitalized loan costs.

Provision for income taxes

The effective income tax rate was a 46% benefit in 2007 compared to a 4% benefit in 2006. The low rate in 2006 was principally due to a $55.3 million goodwill impairment charge that was principally non-tax deductible. The rate increase in 2007 resulted from the reversal of $2.0 million, net of adjustments to deferred tax assets, of previously unrecognized tax benefits due to the expiration in the statute of limitations on certain tax positions.

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

Retail

Net sales were $76.2 million in 2006 compared to $74.7 million in the prior year. Net sales from “go forward” stores increased from 2005 to 2006 as a result of reflecting 12 months of sales in 2006 compared to four months of sales in 2005 (i.e. due to the timing of the Acquisition). This increase in net sales was partially offset by a reduction in net sales in 2006 related to the closing of 28 retail stores in January of 2006 (i.e. these “non-go forward” stores had four months of net sales in 2005 compared to only one month of net sales in 2006). Same-store sales decreased 4.0% from 2005 to 2006. Same-store sales represent a comparison of the sales (during the corresponding weeks of the two fiscal years compared) of the stores included in our same-store sales base. A store first enters our same-store sales base after completing 12 fiscal months of operations. In 2006, there were 33 stores included in our same-store sales base and one of these stores was included for less than a year.

The gross profit percentage was 54% in 2006 compared to 57% in 2005. Subsequent to the Acquisition date of September 1, 2005, the Lenox retail business was liquidating excess product acquired as part of the Acquisition. The impact of liquidating this excess product normally would have resulted in lower gross margins for the Lenox retail business. However, this impact was offset by the requirement to value Lenox inventory at its estimated selling price less cost of disposal under purchase accounting on the opening balance sheet date. The impact of this purchase accounting adjustment was $4.5 million in 2006 and $5.8 million in 2005. Excluding the impact of this adjustment, the gross margin percentage was 48% in 2006 compared to 49% in 2005.

Selling expenses were $33.5 million, or 44% of net sales, in 2006 compared to $22.6 million, or 30% of net sales, in 2005. The increase in selling expenses, both in absolute dollars and as a percentage of net sales, was principally due to the timing of the Acquisition. The four months of 2005 that were included in 2005 results typically have the lowest selling expense as a percentage of sales due to the seasonally high volume of sales during that time period. In addition, the Company recognized a gain in 2005 related to the buyout of a lease at one of its stores that was being relocated which reduced selling expense as a percentage of sales.

Income from operations decreased $11.7 million from $19.7 million in 2005 to $8.0 million in 2006. The decrease was principally due to higher selling expenses as a result of the timing of the Acquisition as explained above.

Direct

Net sales increased by $55.0 million, or 140%, from $39.2 million in 2005 to $94.2 million in 2006. The increase in net sales was due to the timing of the Acquisition.

The gross profit percentage was 69% in 2006 compared to 64% in 2005. The gross profit percentage for the Lenox direct business was negatively impacted by a purchase accounting fair market value adjustment related to the write-up of inventory to its estimated selling price less cost of disposal under the purchase method of accounting on the opening balance sheet date. The impact of this purchase accounting adjustment was $1.2 million in 2006 and $2.8 million in 2005. Excluding the impact of this adjustment, the gross margin percentage was 71% in 2006 and 2005.

Selling expenses were $46.1 million, or 49% of net sales, in 2006 compared to $16.8 million, or 43% of net sales, in 2005. The increase in selling expenses, both in absolute dollars and as a percentage of net sales, was principally due to the timing of the Acquisition. The four months of 2005 that were included in 2005 results typically have the lowest selling expense as a percentage of sales due to the seasonally high volume of sales during that time period.

Income from operations increased from $8.2 million in 2005 to $19.3 million in 2006. The increase was principally due to the timing of the Acquisition as explained above.

Corporate

Net sales in the corporate segment represent licensing income from the licensing of Lenox brands. Net sales increased from $0.8 million in 2005 to $1.7 million in 2006. The increase in net sales was due to the timing of the Acquisition.

General and administrative expenses increased by $52.2 million from $60.5 million in 2005 to $112.7 million in 2006. The increase in general and administrative expenses was due to the timing of the Acquisition. The increase was partially offset by a gain of $1.1 million recognized in the fourth quarter of 2006 related to the sale of the Company’s Pomona, NJ facility.

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

Loss from operations increased by $40.2 million from ($59.7) million in 2005 to ($99.9) million in 2006. The increase was principally due to increased general and administrative expenses resulting from the timing of the Acquisition, partially offset by the pension curtailment and settlement gains and the gain on the sale of the Pomona, NJ facility recognized in 2006 as explained above.

Interest expense

Interest expense increased by $11.1 million from $5.7 million in 2005 to $16.8 million in 2006. The increase was principally due to the timing of the Acquisition. The Company incurred 12 months of interest expense related to the financing of the Acquisition in 2006 compared to only four months in 2005.

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

(In millions, except per share amounts)

	2007					2006

	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	Total	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	Total

Net sales	$86.4	$93.0	$137.7	$135.0	$452.1	$90.8	$98.4	$154.2	$159.1	$502.5
Gross profit	36.6	43.3	65.9	71.2	217.0	49.3	47.8	73.5	74.0	244.6
(Loss) income from continuing operations	(13.0)	(11.3)	4.1	4.4	(15.8)	(7.1)	(41.2)	5.4	(6.4)	(49.3)
Net (loss) income	(13.0)	(11.3)	4.1	4.4	(15.8)	(7.1)	(41.2)	5.4	(6.4)	(49.3)
(Loss) income from continuing operations per share assuming dilution	(0.93)	(0.82)	0.29	0.31	(1.15)	(0.51)	(3.00)	0.39	(0.46)	(3.58)
Net (loss) income per common share assuming dilution	(0.93)	(0.82)	0.29	0.31	(1.15)	(0.51)	(3.00)	0.39	(0.46)	(3.58)

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

Based on current forecasted levels of operations, the Company believes its current cash and liquidity available under its revolving credit facility will be sufficient to finance working capital needs, capital expenditures and contractual obligations in 2008 and beyond.

Cash Flows from Operations

Net cash used in operating activities was $0.5 million in 2007 compared to $15.3 million in 2006. The $14.8 million change in cash flow from operating activities was principally due to the reduction in working capital (principally accounts receivable and inventory) in 2007 compared to 2006, as the Company focused on improved working capital management, especially related to improved inventory forecasting accuracy and the liquidation of excess inventory.

Net cash used in operating activities was $15.3 million in 2006 compared to $60.4 million of cash provided by operating activities in 2005. The $75.7 million change in cash flow from operating activities was principally due to the timing of the Acquisition, the closing of Lenox retail stores during 2005, which generated significant cash flow in the last four months of 2005 that was not repeated in 2006, the payments of severance and restructuring charges in 2006, and a decrease in cash provided from operating activities from the legacy Department 56 business in 2006.

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

Cash Flows from Investing Activities

Capital expenditures in 2007 were $6.6 million compared to $12.4 million in 2006 and $1.9 million in 2005. Capital expenditures in 2006 were higher than in 2007 due to the consolidation of the Lenox Wholesale and Direct businesses into a newly renovated office facility in Bristol, PA and costs associated with the opening of the Company’s new All the Hoopla stores in 2006. Capital expenditures were lower in 2005 because 2005 only included the last four months of the acquired Lenox business.

During 2007, the Company received $8.5 million from the sale of certain assets of the Company’s sterling silver flatware and sterling silver giftware business. During 2006, the Company received net proceeds of $9.9 million from the sale of its Langhorne, PA facility, $6.6 million from the sale of its Pomona, NJ facility, and $26.3 million from the sale of its Hagerstown, MD facility (all such proceeds were used to repay a portion of the indebtedness with respect to the term loan facility as described below).

During 2005, the Company completed the acquisition of Lenox for $204.0 million, which included transaction costs of $7.6 million. During 2006, the Company completed the acquisition of Willitts for $2.8 million. During 2007, the Company paid or accrued an additional $1.4 million in “earnout” payments to Willitts for achieving certain performance thresholds. See Note 3 to the Consolidated Financial Statements in this Form 10-K.

During 2005, the Company obtained cash of $11.2 million from the sale of available-for-sale securities, which the Company used for working capital purposes and to partially fund the Acquisition.

Cash Flows from Financing Activities

To finance the Acquisition in 2005, the Company entered into a revolving credit facility and a term loan facility. The credit facilities were used to finance the Acquisition and to payoff existing indebtedness under the Company’s old revolving credit facility and the revolving credit facility was being used to finance working capital needs. In connection with the new credit facilities, the Company recorded $10.1 million in deferred financing fees in 2005, which is being amortized over the lives of the credit agreements.

During 2006, the Company entered into amendments to its credit facilities that required the payment of an amendment fee of $0.4 million, which was added to the unamortized balance of deferred financing fees at the time of amendment. In accordance with Accounting Research Bulletin No. 43, the Company classified the entire principal amount of its term debt as of December 30, 2006, as a current liability on the Consolidated Balance Sheets as its noncompliance with the financial covenants allowed the debt to be called by the term lenders.

On February 9, 2007, the Company entered into waivers and amendments to its revolving credit facility and term loan credit facility in connection with the Company’s noncompliance with certain financial covenants under these credit facilities for the period ended December 30, 2006. Pursuant to the waivers and amendments, the lenders granted the Company a limited waiver of noncompliance through and including April 30, 2007, and temporarily amended the agreements to adjust the leverage ratio and interest coverage ratio levels for the first quarter of 2007. In addition, the amendment to the term loan facility increased the applicable margin for loans by 0.25% per annum. As consideration for the amendments, the Company paid amendment fees of $0.2 million, which were added to the unamortized balance of deferred financing fees at the time of the amendment.

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

Total fees and expenses incurred by the Company in connection with the refinancing were $9.7 million (inclusive of the $9.2 million paid out of the proceeds of the amended and restated term loan facility), of which $7.0 million was added to deferred financing fees and is being amortized over the life of the amended credit facilities and $2.7 million was included as loss on refinancing of debt during the second quarter of 2007 in accordance with EITF 98-14, Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements, and EITF 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments. Based on these same criteria, the Company recognized an additional $3.2 million loss on refinancing of debt during the second quarter of 2007 to write-off portions of the previously capitalized deferred financing fees.

Borrowings under the amended and restated revolving credit facility are subject to certain borrowing base limitations, and the Company’s borrowing capacity fluctuates during the year based upon accounts receivable and inventory levels. As of December 29, 2007, the Company’s borrowing capacity under the amended and restated revolving credit facility was $82.5 million. There were $8.9 million in borrowings outstanding under the revolver and $6.7 million in outstanding letters of credit at December 29, 2007, leaving $66.9 million available for additional borrowings or letters of credit.

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

The minimum fixed charge coverage ratio (as defined within the amended and restated credit facility agreements) requires the Company to maintain a minimum ratio of Consolidated EBITDA (as defined within the amended and restated credit facility agreements) to Consolidated Fixed Charges (as defined within the amended and restated credit facility agreements) over a 12-month period ending on each fiscal quarter. The minimum ratio to be maintained at each quarter-end over the terms of the facilities is defined within the amended and restated credit facility agreements and ranges from 0.9:1.0 to 1.3:1.0.

The maximum leverage ratio (as defined within the amended and restated term credit facility agreement) requires the Company to maintain a maximum ratio of debt (as measured at the end of each fiscal quarter) to Consolidated EBITDA over a 12-month period ending on each fiscal quarter. The maximum leverage ratio to be maintained at each quarter-end over the terms of the facilities is defined within the amended and restated credit facility agreements and ranges from 2.75:1.0 to 6.75:1.0. As of December 29, 2007, the Company’s fixed charge coverage ratio was 1.24:1.0 (compared to the minimum allowed for the period of 0.9:1.0), and the leverage ratio was 4.3:1.0 (compared to the maximum allowed for the period of 5.5:1.0).

The contractual maturity of the Company’s $99.5 million term loan facility on December 29, 2007 is as follows:

Year	Contractual Maturities

2008	$1.3	million
2009	1.0
2010	1.0
2011	1.0
2012	.8
2013	94.5

OFF-BALANCE SHEET ARRANGEMENTS

In July 2007, the Company entered into an interest rate collar agreement with a notional amount of $50 million to mitigate some of the Company’s variable interest rate risk. Under the terms of the agreement, the Company receives a positive net settlement from the counterparty if the LIBOR rate (as defined) is greater than 6.5% on the settlement dates (as defined). If the LIBOR rate (as defined) is less than 4.32% on the settlement dates (as defined), the Company would be required to make a payment to the counterparty. The interest rate collar agreement expires on July 26, 2010. As of December 29, 2007, neither the Company nor the counterparty to the agreement had an obligation (contingent or otherwise) to pay or receive any settlement amount because the Company’s LIBOR borrowing rate was greater than 4.32% but less than 6.5%.

The Company did not have any other off balance sheet arrangements as of December 29, 2007.

CONTRACTUAL OBLIGATIONS

As of December 29, 2007, the Company is obligated to make cash payments in connection with its debt obligations, operating leases, purchase obligations, capital leases, environmental remediation costs and royalty guarantees in the amounts listed below. The Company has no off-balance sheet debt or other unrecorded obligations other than the items noted in the following table:

	Payments Due (in thousands)

	2008	2009	2010	2011	2012	Thereafter	Total

Revolving Credit Facility[1]	$8,938	—	—	—	—	—	$8,938
Long-term Debt[2,3]	1,250	$1,000	$1,000	$1,000	$750	$94,750	99,750
Operating Leases	14,541	13,357	11,875	10,254	8,726	44,252	103,005
Purchase Commitments[4]	38,696	—	—	—	—	—	38,696
Capital leases	10	—	—	—	—		10
Environmental costs[5]	420	237	244	251	374	1,753	3,279
Royalty Guarantees[6]	289	253	173	25	—	—	740

Total	$64,144	$14,847	$13,292	$11,530	$9,850	$140,755	$254,418

[1]

The Company’s borrowings under the revolving credit facility are classified as current liabilities on the Consolidated Balance Sheets in accordance with Emerging Issues Task Force Issue No. 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement.

[2]

In addition to the principal payments on debt included in the summary of significant contractual obligations, the Company will incur interest expense on outstanding variable rate debt. All amounts outstanding under the revolving and term loan credit facilities are variable interest rate debt with weighted average interest rates as of December 29, 2007 of 7.5% and 9.56%, respectively. See Note 8 to the Consolidated Financial Statements.

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

•

Pension and postretirement obligations – As of December 29, 2007, the Company had accrued pension and postretirement benefit obligations of $18.4 million. Because the specific periods in which those obligations will be funded are not known at this time, no amounts related to these obligations are reflected in the above table. The Company expects to contribute approximately $5.3 million to its pension plans and approximately $0.4 million to its postretirement plans in 2008. See Note 10 to the Consolidated Financial Statements.

•	The Company’s FIN 48 liabilities of $1.4 million, as the Company cannot make a reasonable estimate of the timing of the related cash payment.

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

Sales Returns and Credits – An allowance is established for credits related to possible returned or damaged product, markdowns and pricing and shipping discrepancies. The amount of the allowance is based on historical ratios of credits to sales, the historical average length of time between the sale and the credit, and other factors. Changes in customers’ behavior versus historical experience, changes in product damage or defect rates, or changes in the Company’s return policies are among the factors that would result in materially different amounts for this item. Based on 2007 sales returns and credits, a 10% increase or decrease in sales returns and credits would have had an impact of approximately $2.2 million.

Inventory Valuation – Inventory is valued at the lower of cost or net realizable value. The amount is determined by analyzing historical and projected sales information, plans for discontinued products and other factors. The Company procures product based on forecasted sales volume. If actual sales were significantly lower than forecasted sales due to unexpected economic or competitive conditions, it could result in materially higher surplus and discontinued inventories. Based on 2007 inventory write-downs, a 10% increase or decrease in inventory write-downs would have had an impact of less than $0.8 million.

Allowance for Doubtful Accounts – The Company records an allowance for estimated uncollectible accounts receivable based on an evaluation of its accounts receivable balance. This evaluation includes a number of factors including the age of the receivable, the financial condition of the customer, the current business environment and the historical collection experience for customers and consumers of similar background and nature. Additionally, since many of the Company’s wholesale sales have terms which come due in November and December, the Company does not have visibility into overdue balances for many of its wholesale customers until the fourth quarter of its fiscal year. Due to the seasonality of the Company’s business, the extended terms provided to wholesale customers and the relative size of accounts receivable balances at year-end, it is not uncommon for the Company to experience fluctuations in the provision for bad debt expense from quarter to quarter as the Company refines its estimate. Unexpected changes in the aforementioned factors would result in materially different amounts for this item. In addition, results could be materially different if economic conditions worsened for the Company’s customers. Based on 2007 bad debt write-offs, a 10% increase or decrease in bad debt write-offs would have had an impact of approximately $0.6 million.

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

Pension and Postretirement Benefits – The Company sponsors various defined benefit pension plans as well as postretirement plans providing retiree health care and retiree life insurance benefits. Benefits are based on such factors as years of service and compensation level during employment. The benefits expected to be paid are expensed over the employee’s expected service. To determine the expected benefits to be paid, the Company has to make assumptions regarding interest rates, return on plan assets and expected health care trend rates. Actual experience different from these assumptions could result in materially different benefit payments. In December 2006, the Company adopted SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132 (R) (“SFAS 158”). SFAS 158 requires that the Company recognize the overfunded or underfunded status of its defined benefit pension and postretirement plans as an asset or liability in the Company’s year-end balance sheet, with changes in the funded status recognized through comprehensive income in the year in which they occur.

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

Stock-Based Compensation – In accordance with SFAS 123R the estimated grant date fair value of each stock-based award is recognized in income on an accelerated basis (for existing options) and a straight-line basis (for new grants) over the requisite service period. The estimated fair value of each option is calculated using the Black-Scholes - Merton option-pricing model. The Company makes certain assumptions using the Black-Scholes option-pricing model which includes the risk-free interest rate, expected dividend yield, expected stock price volatility, expected life and expected forfeitures. Nonvested restricted stock is recorded as compensation cost over the requisite service periods based on the market value on the date of grant. Prior to January 1, 2006, the Company applied the recognition and measurement principles of APB Opinion No. 25 to stock options and other stock-based incentive plans as permitted pursuant to SFAS 123. In accordance with APB Opinion No. 25, cost for stock-based compensation was recognized in income based on the excess, if any, of the quoted market price of the stock at the grant date of the award or other measurement date over the amount an employee must pay to acquire the stock. The exercise price for stock options granted to employees equaled the fair market value of the Company’s common stock at the date of grant, thereby resulting in no recognition of compensation expense. Nonvested restricted stock was recorded as compensation cost over the requisite service periods based on the market value on the date of grant.

SUBSEQUENT EVENTS

On January 14, 2008, the Company announced the comprehensive review of strategic, financial and operational alternatives to enhance stockholder value, including a potential merger, sale of all or part of the Company or recapitalization of the Company. The Company also adopted a stockholder rights plan. The Board of Directors retained Berenson & Company LLC as its financial advisor to assist with this process

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1 to the Consolidated Financial Statements, under the subheading, “Recently Adopted and Issued Accounting Standards”, at page F-12, regarding the effect of certain new accounting standards on the Company.

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

Such forward-looking statements are inherently uncertain. Actual results may differ materially from forward-looking statements as a result of a variety of factors, including, without limitation, those discussed below and under Item 1A of this Annual Report on Form 10-K. Such forward-looking statements are based on management’s current expectations and include known and unknown risks, uncertainties and other factors, many of which the Company is unable to predict or control, that may cause the Company’s actual results or performance to differ materially from any future results or performance expressed or implied by such forward-looking statements. These statements involve risks, uncertainties and other factors discussed below and under Item 1A of this Annual Report on Form 10-K or described from time to time in the Company’s filings with the SEC.

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

A principal market risk affecting us is the exposure to changes in the interest rates on our variable rate debt. As our credit facilities bear interest at variable rates, our results of operations and cash flows will be exposed to changes in interest rates. In 2007, the Company entered into an interest rate collar agreement with a notional amount of $50 million to mitigate some of this variable interest rate risk. Under the terms of the agreement, the Company would receive a positive net settlement from the counterparty if the LIBOR rate (as defined) is greater than 6.5% on the settlement dates (as defined). If the LIBOR rate (as defined) is less than 4.32% on the settlement dates (as defined), the Company would be required to make a payment to the counterparty. Based on debt outstanding as of December 29, 2007 and the interest rate collar agreement in effect as of December 29, 2007, a one percentage point increase in current market interest rates would increase the Company’s borrowing costs by approximately $1.1 million on an annual basis. A one percentage point decrease in current market interest rates would decrease the Company’s borrowing costs by approximately $0.8 million on an annual basis.

Less than 2% of the Company’s wholesale sales and approximately 7% of the Company’s product purchases in fiscal year 2007 were denominated in a foreign currency. Based on these sales and product purchases, a 10% increase or decrease in the foreign currency exchange rates would have an impact of less than $1.5 million. At this time, the Company does not use derivative instruments to manage the exchange rate risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Consolidated Financial Statements beginning on page F-4 and quarterly data provided under the caption “Seasonality” within “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Lenox Group Inc.’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934. As of the end of the period covered by this report, the Company performed an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits to the Securities and Exchange Commission under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control over Financial Reporting

Management’s Report on Internal Control over Financial Reporting is included on Page F-1 of this 2007 Annual Report on Form 10-K and is incorporated herein by reference.

Report of Independent Registered Public Accounting Firm

The Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting is provided on page F-2 of this 2007 Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

JAMES E. BLOOM, 65, has been a director since November 2001. Mr. Bloom is a private investor and was a business consultant with Bloom Consulting, Inc. from July 2001 to December 2005. From January 1995 to June 2001, he was Vice President - Sales & Marketing with Charter Systems LLC, a software developer of business communications solutions for the telecommunications industry. He has held a number of sales, marketing and managerial positions in the business technology area with various companies, starting his career with IBM Corporation in 1967.

GLENDA B. GLOVER, 55, has been our director since May 2006. Dr. Glover is the Dean of the College of Business of Jackson State University, a position she has held since 1994. From 1990 to 1994, Dr. Glover was the Chairperson of the Department of Accounting and an Assistant Professor at Howard University. Prior to joining Howard University, from 1985 to 1990, she was the Chief Financial Officer and a Senior Vice President of Metters Industries, Inc. From 1979 to 1985, Dr. Glover was Project Manager of Tax Administration and Manager of Investor Relations at Potomac Electric Power Co. in Washington, DC. Since 1998, Dr. Glover has been a member of the Board of Directors of the Student Loan Corporation, a publicly traded subsidiary of Citibank. She is Chairman of the Board of Economic Analysis, Inc., a position she has held since 1998. She also serves on the Advisory Board for Regions Bank of Mississippi and has served as a Board Examiner for the American Institute of Certified Public Accountants. Dr. Glover earned her Ph.D. in business from George Washington University and her J.D. from Georgetown University Law Center.

CHARLES N. HAYSSEN, 57, has been a director since March 2004. From August 2004 until August 2007, Mr. Hayssen was Chief Operating Officer of AllOver Media, Inc., an out-of-home media company. Mr. Hayssen was a private investor from April 2004 to August 2004, and Chief Financial Officer of ThinkEquity Partners LLC, an equity capital markets firm, from September 2002 to April 2004. Prior to September 2002, Mr. Hayssen was a private investor from November 2001 to September 2002, and Chief Financial Officer of Access Cash International L.L.C. from February 2000 to November 2001. Previously, Mr. Hayssen held a number of positions over a nineteen-year career with Piper Jaffray Companies Inc., including three years as Chief Information Officer, two years as Chief Operating Officer of Piper Capital Management and seven years as Chief Financial Officer.

STEWART M. KASEN, 68, has been a director since December 2000 and Chairman of the Board of the Company since January 2007. From April 2002 until May 2007 Mr. Kasen was President of S&K Famous Brands, Inc., a retailer of menswear. He was President of Schwarzschild Jewelers, a retail jewelry chain, from September 2001 to April 2002. From October 1999 until September 2001, Mr. Kasen was a consultant to the retail industry and a private investor. He was Chairman, President and Chief Executive Officer of Factory Card Outlet Corp., a specialty retailer, from May 1998 until October 1999. Mr. Kasen is a director of Markel Corp. and Retail Holdings N.V.

REATHA CLARK KING, 69, has been a director since May 2002. Dr. King was President and Executive Director of General Mills Foundation from November 1988 until May 2002, and served as Chairperson of the Foundation’s Board of Trustees from May 2002 until June 2003. She performs consulting work in organizational governance and philanthropic programs. Currently, Dr. King is a Senior Advisor for the Council on Foundations in Washington, D.C. Prior to joining General Mills Foundation, Dr. King held a variety of scientific and educational positions. She currently serves as a director of the Exxon Mobil Corporation Board. She also served on the Wells Fargo & Company Board until she retired from this position in 2005

DOLORES A. KUNDA, 52, has been our director since May 2006. Ms. Kunda is President and Chief Executive Officer of Lápiz Integrated Hispanic Marketing in Chicago, IL, a position she has held since 1999. From 1992 to 1999 she was employed at Leo Burnett USA where she held the position of Senior Vice President/Director Hispanic Marketing (from 1994 to 1999) and Vice President/Account Supervisor Hispanic (from 1992 to 1994). Ms. Kunda was an Account Director for Leo Burnett Mexico SA de CV, Mexico, DF from 1990 to 1992. Prior to that Ms. Kunda served as an account executive for Leo Burnett USA (1987 to 1990) and J. Walter Thompson (1986 to 1987). Ms. Kunda is a member of the Board of Directors of the American Advertising Federation’s Mosaic Multicultural Committee and Casa Central in Chicago, IL. Ms. Kunda additionally serves on the Development Committee of the Chicago Metropolitan YWCA.

JOHN VINCENT (VIN) WEBER, 55, has been a director since February 1993. Mr. Weber served in the United States House of Representatives from 1981 to 1993, representing Minnesota’s 2nd Congressional District. Since 1994, Mr. Weber has been a partner of Clark & Weinstock, Inc., a business government and public affairs consulting firm, which provides strategic advice on issues before the legislative and executive branches of the federal government. In 2007, he was named Chief Executive Officer of Clark & Weinstock. Mr. Weber is Chairman of the National Endowment for Democracy, a private, nonprofit organization created in 1983 to strengthen democratic institutions around the world through non-governmental efforts. He was co-director of the Domestic Policy Project of the Aspen Institute and currently serves as a full Trustee for the Institute. He also is a fellow at the Humphrey Institute at the University of Minnesota, where he is a co-director of the Policy Forum (formerly the Mondale Forum).

Executive Officers

Information regarding our executive officers is set forth under “Executive Officers of the Registrant” in Item 1 of this Annual Report on Form 10-K.

Compliance with Section 16(a) of the Exchange Act

Information required by this Item will be included in the 2008 Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance,” and such information is incorporated herein by reference.

Audit Committee Members and Audit Committee Financial Expert

Information required by this Item will be included in the 2008 Proxy Statement under the headings “Board and Committee Structure” and “Audit Committee” and such information is incorporated herein by reference.

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

Information required by this Item will be included in the 2008 Proxy Statement in the sections captioned “Director Compensation,” “Executive Compensation” (except for the information set forth under the subcaption “Compensation Committee Report”) and “Compensation Committee Interlocks and Insider Participation” and such information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding the Company’s equity compensation plans as of December 29, 2007, is shown below:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options and Rights	Weighted-Average Exercise Price of Outstanding Options and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,514,444	$13.14	674,212
Equity compensation plans not approved by security holders	—	—	—

Total	1,514,444	$13.14	674,212

Information required by this Item will be included in the 2008 Proxy Statement in the section captioned “Security Ownership of Certain Beneficial Owners and Management,” and such information is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item will be included in the 2008 Proxy Statement in the sections captioned “Certain Relationships and Related Transactions” and “Board and Committee Structure” and such information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item will be included in the 2008 Proxy Statement in the section captioned “Principal Accountant Fees and Services” and such information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The Exhibits, and other documents filed as part of this Annual Report on Form 10-K, including those exhibits which are incorporated by reference herein, are:

Page

1.	Financial Statements
	Management’s Report on Internal Control over Financial Reporting	F-1
	Report of Independent Registered Public Accounting Firm –	F-2
	Consolidated Balance Sheets as December 29, 2007 and December 30, 2006	F-4
For the years ended December 29, 2007, December 30, 2006, and December 31, 2005:
	Consolidated Statements of Operations	F-5
	Consolidated Statements of Cash Flows	F-6
	Consolidated Statements of Stockholders’ Equity	F-7
	Notes to Consolidated Financial Statements	F-8
2.	Financial Statement Schedule
	II. Valuation and Qualifying Accounts	S-1
All other schedules have been omitted because they are not applicable.
3.	Exhibits
Exhibits required in connection with this Annual Report on Form 10-K are listed below.

Exhibit	Description

3.1

Restated Certificate of Incorporation of the Company. (Incorporated herein by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31 2005. SEC File No. 1-11908.)

3.2

Certificate of Designations of Series A Junior Participating Preferred Stock (Incorporated herein by reference to Exhibit A of Exhibit 4.1 of the Company’s report on Form 8-K, filed January 14, 2008, SEC File No. 1-11908)

3.3	Restated By-Laws of the Company. (Incorporated herein by reference to Exhibit 3.3 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. SEC File No. 1-11908).

4.1	Specimen Form of Company’s Common Stock Certificate *.

4.2

Rights Agreement, dated as of January 14, 2008 between Lenox Group Inc. and Wells Fargo Bank, National Association, as Rights Agent, including the form of Certificate of Designations of Series A Junior Participating Preferred Stock, the forms of Right Certificate, Assignment and Election to Purchase, and the Summary of Rights attached thereto as Exhibits A, B and C, respectively. (Incorporated herein by reference to Exhibit 4.1 of the Company’s Report on Form 8-K, filed on January 14, 2008, SEC File No. 1-11908.)

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

10.11

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

10.19

Separation Agreement and General Release between Department 56, Inc. and David Weiser, dated November 9, 2004. (Incorporated herein by reference to Exhibit 10.21 of the Company’s Report on Form 10-K dated March 17, 2005. SEC File No. 1-11908.) †

10.20

Form of Stock Option Agreement for Officers under the Department 56, Inc. 2004 Stock Incentive Plan. (Incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed March 14, 2005. SEC File No. 1-11908.) †

10.21

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

10.25

Stock Purchase Agreement, dated as of July 21, 2005, by and between Department 56, Inc. and Brown-Forman Corporation. (Incorporated herein by reference to Exhibit 10.1 of the Company’s Report on Form 8-K, filed on July 25, 2005. SEC File No. 1-11908.)

10.26

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

10.27

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

10.28

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

10.31

Form of Retention Agreement between Lenox, Incorporated and certain executive officers. (Incorporated herein by reference to Exhibit 10.1 of the Company’s Report on Form 8-K, filed on November 2, 2005, SEC File No. 1-11908.) †

10.32

Form of Letter Agreement between Department 56, Inc. and certain executive officers. (Incorporated herein by reference to Exhibit 10.2 of the Company’s Report on Form 8-K, filed on November 2, 2005, SEC File No. 1-11908.) †

10.33

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

10.35

2005 Form of Stock Option Agreement for Directors under the Lenox Group Inc. 2004 Stock Incentive Plan. (Incorporated herein by reference to Exhibit 10.2 of the Company’s Report on Form 8-K, filed on January 5, 2006, SEC File No. 1-11908.) †

10.36

Agreement of Lease, dated as of December 30, 2005, by and between Island View TCI, L.P. and Lenox, Incorporated. (Incorporated herein by reference to Exhibit 10.1 of the Company’s Report on Form 8-K, filed on January 6, 2006, SEC File No. 1-11908.)

10.37

Agreement of Sale, dated as of December 30, 2005, by and between PREI Wheeler Way Associates, LP and Lenox, Incorporated. (Incorporated herein by reference to Exhibit 10.2 of the Company’s Report on Form 8-K, filed on January 6, 2006, SEC File No. 1-11908.)

10.38

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

10.39

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

10.40

Agreement of Sale as of October 3, 2006 by and between Lenox, Incorporated and BTR Capital Fund II, LLC. (Incorporated herein by reference to Exhibit 10.1 of the Company’s Report on Form 8-K, filed on October 5, 2006, SEC File No. 1-11908.)

10.41

Purchase and Sale Agreement as of December 11, 2006 by and between Lenox, Incorporated and First Industrial Acquisitions, Inc. (Incorporated herein by reference to Exhibit 10.1 of the Company’s Report on Form 8-K, filed on December 14, 2006, SEC File No. 1-11908.)

10.42

Industrial Building Bond-Type Lease dated December 28, 2006 between FR Net Lease Co Investment Program 13, LLC and Lenox, Incorporated. (Incorporated herein by reference to Exhibit 10.1 of the Company’s Report on Form 8-K, filed on January 3, 2007, SEC File No. 1-11908.)

10.43

Resignation/Retirement Agreement between the Lenox Group Inc. and Susan E. Engel, dated effective as of January 4, 2007, including the form of Release entered into by Ms. Engel effective January 4, 2007. (Incorporated herein by reference to Exhibit 10.1 of the Company’s Report on Form 8-K, filed on January 9, 2007, SEC File No. 1-11908.) †

10.44	Form of Senior Management Change in Control Agreement. (Incorporated herein by reference to Exhibit 10.1 of the Company’s Report on Form 8-K, filed on January 17, 2007, SEC File No. 1-11908.) †

10.45

Consulting Agreement between Lenox Group Inc. and Carl Marks Advisory Group LLC (“CMAG”), dated January 4, 2007. (Incorporated herein by reference to Exhibit 10.51 of the Company’s Report on Form 10-K, filed on March 15, 2007, SEC File No. 1-11908.) †

10.46

Amendment, dated January 24,2007, to Consulting Agreement between Lenox Group Inc. and Carl Marks Advisory Group LLC (“CMAG”), dated January 4, 2007. (Incorporated herein by reference to Exhibit 10.52 of the Company’s Report on Form 10-K, filed on March 15, 2007, SEC File No. 1-11908.) †

10.47

Amendment, dated January 28, 2008, to Consulting Agreement between Lenox Group Inc. and Carl Marks Advisory Group LLC (“CMAG”), dated January 4, 2007. (Incorporated herein by reference to Exhibit 10.1 of the Company’s Report on Form 8-K, filed on January 31, 2008, SEC File No 1-11908.) †

10.48

Waiver and Fourth Amendment, dated as of February 9, 2007, to the Revolving Credit Agreement, dated as of September 1, 2005, among D56, Inc., Lenox Retail, Inc. and Lenox, Incorporated, as Borrowers, Lenox Group Inc., Lenox Sales, Inc. and FL 56 Intermediate Corp., as Guarantors, the Lenders party thereto, UBS Securities LLC, as Arranger and Co-Syndication Agent, UBS AG, Stamford Branch, as Issuing Bank and Administrative Agent, UBS Loan Finance LLC, as Swingline Lender, JP Morgan Chase Bank, N.A., as Collateral Agent and Co-Syndication Agent, and Wells Fargo Foothill, LLC and Bank of America, N.A. as Co-Documentation Agents. . (Incorporated herein by reference to Exhibit 10.1 of the Company’s Report on Form 8-K, filed on February 14, 2007, SEC File No. 1- 11908.)

10.49

Waiver and Third Amendment, dated as of February 9, 2007, to the Term Loan Credit Agreement, dated as of September 1, 2005, among D56, Inc., Lenox Retail, Inc. and Lenox, Incorporated, as Borrowers, Lenox Group Inc., Lenox Sales, Inc. and FL 56 Intermediate Corp., as Guarantors, the Lenders party thereto, UBS Securities LLC, as Sole Arranger and Syndication Agent, UBS AG, Stamford Branch, as Administrative Agent and Collateral Agent, and Wells Fargo Foothill, LLC, as Documentation Agent. . (Incorporated herein by reference to Exhibit 10.2 of the Company’s Report on Form 8-K, filed on February 14, 2007, SEC File No. 1-11908.)

10.50

Waiver, dated as of April 3, 2007, to the Revolving Credit Agreement, dated as of September 1, 2005, among D56, Inc., Lenox Retail, Inc. and Lenox, Incorporated, as Borrowers, Lenox Group Inc., Lenox Sales, Inc. and FL 56 Intermediate Corp., as Guarantors, the Lenders party thereto, UBS Securities LLC, as Arranger and Co-Syndication Agent, UBS AG, Stamford Branch, as Issuing Bank and Administrative Agent, UBS Loan Finance LLC, as Swingline Lender, JP Morgan Chase Bank, N.A., as Collateral Agent and Co-Syndication Agent, and Wells Fargo Foothill, LLC and Bank of America, N.A. as Co-Documentation Agents. (Incorporated herein by reference to Exhibit 10.1 of the Company’s Report on Form 8-K, filed on April 5, 2007, SEC File No. 1-11908.)

10.51

Waiver, dated as of April 3, 2007, to the Term Loan Credit Agreement, dated as of September 1, 2005, among D56, Inc., Lenox Retail, Inc. and Lenox, Incorporated, as Borrowers, Lenox Group Inc., Lenox Sales, Inc. and FL 56 Intermediate Corp., as Guarantors, the Lenders party thereto, UBS Securities LLC, as Sole Arranger and Syndication Agent, UBS AG, Stamford Branch, as Administrative Agent and Collateral Agent, and Wells Fargo Foothill, LLC, as Documentation Agent. (Incorporated herein by reference to Exhibit 10.2 of the Company’s Report on Form 8-K, filed on April 5, 2007, SEC File No. 1-11908.)

10.52

Agreement, dated as of April 13, 2007, by and between Lenox Group Inc. and The Clinton Group, Inc. (Incorporated herein by reference to Exhibit 10.1 of the Company’s Report on Form 8-K, filed on April 16, 2007, SEC File No. 1-11908.)

10.53

Amended and Restated Revolving Credit Agreement dated as of April 20, 2007, among D 56, Inc., Lenox Retail, Inc. and Lenox, Incorporated, as Borrowers, Lenox Group Inc. and the other Guarantors party thereto, as Guarantors, the Lenders party thereto, UBS Securities LLC, as Arranger and Co-Syndication Agent, UBS AG, Stamford Branch, as Issuing Bank and Administrative Agent, UBS Loan Finance LLC, as Swingline Lender, JPMorgan Chase Bank, N.A., as Collateral Agent, Co- Syndication Agent and Issuing Bank, and Wells Fargo Foothill, LLC, as Documentation Agent. (Incorporated herein by reference to Exhibit 10.1 of the Company’s Report on Form 8-K, filed on April 24, 2007, SEC File No. 1-11908.)

10.54

Term Loan Credit Agreement dated as of April 20, 2007, among D 56, Inc., Lenox Retail, Inc. and Lenox, Incorporated, as Borrowers, Lenox Group Inc. and the other Guarantors party thereto, as Guarantors, the Lenders party thereto, with UBS Securities LLC as Sole Arranger and Syndication Agent, and UBS AG, Stamford Branch, as Administrative Agent and Collateral Agent. (Incorporated herein by reference to Exhibit 10.2 of the Company’s Report on Form 8-K, filed on April 24, 2007, SEC File No. 1-11908.)

10.55

Security Agreement, relating to the Revolving Credit Agreement, by D 56, Inc., Lenox Retail, Inc. and Lenox, Incorporated, as Borrowers, Lenox Group Inc., and the other Guarantors party thereto, as Guarantors and UBS AG, Stamford Branch, as Administrative Agent, dated as of April 20, 2007. (Incorporated herein by reference to Exhibit 10.3 of the Company’s Report on Form 8-K, filed on April 24, 2007, SEC File No. 1-11908.)

10.56

Security Agreement, relating to the Term Loan Agreement, by D 56, Inc., Lenox Retail, Inc. and Lenox, Incorporated, as Borrowers, Lenox Group Inc., and the other Guarantors party thereto, as Guarantors and UBS AG, Stamford Branch, as Administrative Agent, dated as of April 20, 2007. (Incorporated herein by reference to Exhibit 10.4 of the Company’s Report on Form 8-K, filed on April 24, 2007, SEC File No. 1-11908.)

10.57	Form of Letter Agreement entered into with Fred Spivak. (Incorporated herein by reference to Exhibit 10.1 of the Company’s Report on Form 8-K, filed on November 7, 2007, SEC File No. 1-11908.) †

10.58

Asset Purchase Agreement, by and among Lenox Group Inc., Lenox, Incorporated and Lifetime Brands, Inc., dated July 19, 2007. (Incorporated herein by reference to Exhibit 10.1 of the Company’s Report on Form 8-K, filed on July 24, 2007, SEC File No. 1-11908.)

10.59

Amendment dated January 30, 2008, to Form of Letter Agreement entered into with Fred Spivak, dated November 9, 2007. (Incorporated herein by reference to Exhibit 10.3 of the Company’s Report on Form 8-K, filed on January 31, 2008, SEC File No. 1-11908.) †

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

LENOX GROUP INC.

Date: March 13, 2008	By:	/s/ MARC L. PFEFFERLE

Marc L. Pfefferle
Interim Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity in which signed	Date

/s/ MARC L. PFEFFERLE	Interim Chief Executive Officer	March 13, 2008

Marc L. Pfefferle	(Principal Executive Officer)

/s/ FRED SPIVAK	Chief Financial Officer and	March 13, 2008

Fred Spivak	Chief Operating Officer (Principal Financial Officer)

/s/ EDWARD PAOLELLA	Vice President - Controller	March 13, 2008

Edward Paolella	Principal Accounting Officer (Principal Accounting Officer)

/s/ JAMES E. BLOOM	Director	March 13, 2008

James E. Bloom

/s/ STEWART M. KASEN	Chairman and Director	March 13, 2008

Stewart M. Kasen

/s/ DR. REATHA CLARK KING	Director	March 13, 2008

Dr. Reatha Clark King

/s/ CHARLES N. HAYSSEN	Director	March 13, 2008

Charles N. Hayssen

/s/ JOHN V. WEBER	Director	March 13, 2008

John V. Weber

/s/ GLENDA B. GLOVER	Director	March 13, 2008

Glenda B. Glover

/s/ DOLORES A. KUNDA	Director	March 13, 2008

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 29, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

Based on this assessment and those criteria, management believes the Company’s internal control over financial reporting was effective as of December 29, 2007.

The Company’s independent auditors have audited the Company’s financial statements included in this report on Form 10-K and issued its attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 29, 2007. This report appears on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Lenox Group Inc.

Eden Prairie, MN

We have audited the accompanying consolidated balance sheets of Lenox Group Inc. and subsidiaries (the “Company”) as of December 29, 2007 and December 30, 2006, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 29, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15. We also have audited the Company’s internal control over financial reporting as of December 29, 2007, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lenox Group Inc. and subsidiaries as of December 29, 2007 and December 30, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2007, based on the criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 1 to the consolidated financial statements, in 2007 the Company changed its method of accounting for income taxes to conform to FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.

Parsippany, New Jersey

March 13, 2008

LENOX GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
AS OF DECEMBER 29, 2007 AND DECEMBER 30, 2006

	2007	2006

ASSETS
Current Assets
Cash and cash equivalents	$3,081	$875
Accounts receivable, net of allowances of $11,540 and $13,456, respectively	43,273	52,059
Inventories	84,415	101,925
Deferred taxes	17,347	13,896
Income tax receivable	10,114	956
Other current assets	8,405	9,306

Total current assets	166,635	179,017

Property and equipment, net	41,987	49,471
Trademarks, net	119,941	119,439
Other intangibles, net	11,984	14,135
Marketable securities	71	2,098
Other assets	11,488	9,637

	$352,106	$373,797

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$1,250	$49,056
Borrowings on revolving credit facility	8,938	47,510
Accounts payable	31,836	35,248
Accrued compensation and benefits payable	8,727	6,428
Severance and restructuring reserves	2,756	1,939
Other current liabilities	8,826	8,576

Total current liabilities	62,333	148,757

Deferred compensation obligation	54	2,085
Pension obligations	15,788	30,664
Postretirement obligations	1,585	15,853
Deferred taxes	25,531	18,297
Long-term debt	98,500	—
Deferred gain on sale-leaseback	3,570	3,845
Other noncurrent liabilities	8,603	12,617

Commitments and contingencies (Note 15)

Stockholders’ equity:
Preferred stock, $.01 par value; authorized 20,000 shares; no shares issued
Common stock, $.01 par value; authorized 100,000 shares; issued 23,615 and 23,379 shares, respectively	236	234
Additional paid-in capital	64,021	64,085
Treasury stock, at cost; 9,418 and 9,272 shares, respectively	(217,227)	(217,186)
Retained earnings	250,301	266,153
Accumulated other comprehensive income	38,811	28,393

Total stockholders’ equity	136,142	141,679

	$352,106	$373,797

See notes to consolidated financial statements.

LENOX GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
YEARS ENDED DECEMBER 29, 2007, DECEMBER 30, 2006 AND DECEMBER 31, 2005

	2007	2006	2005

NET SALES	$452,115	$502,506	$331,728
COST OF SALES	235,139	257,932	172,845

Gross profit	216,976	244,574	158,883

OPERATING EXPENSES
Selling, general and administrative	214,816	234,676	126,394
Restructuring charges	9,540	—	—
Pension Curtailment and settlement gains	—	(14,783)	—
Goodwill impairment	—	55,269	—
Tradename impairment	—	3,743	—

OPERATING (LOSS) INCOME	(7,380)	(34,331)	32,489

OTHER (INCOME) EXPENSE
Interest expense	15,890	16,697	5,735
Loss on refinancing of debt	5,940	—	—
Other, net	(36)	35	(744)

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(29,174)	(51,063)	27,498

(BENEFIT) PROVISION FOR INCOME TAXES	(13,348)	(1,795)	10,146

LOSS (INCOME) FROM CONTINUING OPERATIONS	(15,826)	(49,268)	17,352

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	—	—	(2,182)

NET (LOSS) INCOME	$(15,826)	$(49,268)	$15,170

(LOSS) INCOME PER SHARE – BASIC:

(LOSS) INCOME FROM CONTINUING OPERATIONS	$(1.15)	$(3.58)	$1.27

LOSS FROM DISCONTINUED OPERATIONS	—	—	(0.16)

NET (LOSS) INCOME PER SHARE – BASIC	$(1.15)	$(3.58)	$1.11

(LOSS) INCOME PER SHARE – DILUTED:

(LOSS) INCOME FROM CONTINUING OPERATIONS	$(1.15)	$(3.58)	$1.26

LOSS FROM DISCONTINUED OPERATIONS	—	—	(0.16)

NET (LOSS) INCOME PER SHARE – DILUTED	$(1.15)	$(3.58)	$1.10

See notes to consolidated financial statements.

LENOX GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
YEARS ENDED DECEMBER 29, 2007, DECEMBER 30, 2006 AND DECEMBER 31, 2005

	2007	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(15,826)	$(49,268)	$15,170
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Loss from discontinued operations			2,182
Depreciation	11,708	12,581	6,872
Goodwill impairment	—	55,269	—
Trademark impairment	—	3,743	—
(Gain) loss on disposal of assets	(16)	(1,457)	669
Loss on extinguishment of debt	5,940
Pension curtailment and settlement gains	—	(14,783)	—
Amortization of other intangibles	2,151	2,902	1,460
Amortization of deferred financing fees	2,108	1,944	796
Stock-based compensation	(97)	1,518	989
Deferred taxes	3,784	843	(2,413)
Excess tax benefits from stock based compensation	—	(7)	272
Changes in assets and liabilities:
Accounts receivable	8,786	7,389	12,030
Inventories	10,931	(6,451)	36,442
Other assets	3,469	(238)	2,600
Accounts payable	(2,778)	(219)	(15,425)
Accrued compensation and benefits payable	1,696	(6,750)	(146)
Income taxes payable	(8,958)	(7,146)	2,275
Pension & postretirement obligations	(19,566)	(8,221)	(1,915)
Other liabilities	(3,876)	(6,873)	(632)
Net cash used in operating activities from discontinued operations	—	(32)	(800)

Net cash (used in) provided by operating activities	(544)	(15,256)	60,426

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(6,642)	(12,385)	(1,905)
Proceeds from sale of assets	8,737	44,385	—
Acquisitions	(1,712)	(2,849)	(204,036)
Net sale of available-for-sale securities	—	—	11,150
Net cash used in investing activities from discontinued operations	—	—	(3)

Net cash provided by (used in) investing activities	383	29,151	(194,794)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of common stock options	—	340	1,640
Payments of deferred financing fees	(9,685)	(397)	(10,125)
Excess tax benefits from stock based compensation	(7)	7	—
Borrowings on revolving credit agreement	416,600	265,201	121,500
Principal payments on revolving credit agreement	(455,172)	(228,159)	(111,032)
Principal payments on capital leases	(22)	(97)	—
Purchases of treasury stock	(41)	—	(79)
Borrowings on long-term debt	100,000	—	100,000
Principal payments on long-term debt	(49,306)	(51,194)	—

Net cash provided by (used in) financing activities	2,367	(14,299)	101,904

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,206	(404)	(32,464)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	875	1,279	33,743

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,081	$875	$1,279

See notes to consolidated financial statements.

LENOX GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (In thousands)
YEARS ENDED DECEMBER 29, 2007, DECEMBER 30, 2006, AND DECEMBER 31, 2005

	Common Stock

	Shares Issued	Treasury Shares Purchased	Amount	Additional Paid-in Capital	Unearned Compensation Restricted Shares	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total	Comprehensive Income (Loss)

BALANCE AS OF JANUARY 1, 2005	22,769	(9,204)	$228	$59,558	$(233)	$(217,109)	$301,313	$—	$143,757	$143,757

Net income							15,170		15,170
Shares issued upon the exercise of common stock options	148		1	1,639					1,640
Tax benefit related to stock options exercised				272					272
Restricted shares surrendered		(10)		(67)	67	(79)			(79)
Restricted shares amortization					766				766
Restricted shares issued	309		3	4,066	(4,069)				—
Other	18			223					223

BALANCE AS OF DECEMBER 31, 2005	23,244	(9,214)	232	65,691	(3,469)	(217,188)	316,483	—	161,749

Net loss							(49,268)		(49,268)	(49,268)
Change in cumulative translation adjustment								(4)	(4)	(4)

Comprehensive loss										(49,272)

Effect of accounting change (SFAS 123R)				(3,469)	3,469				—
Effect of accounting change (SFAS 158), net of tax of $(17,404)							(1,062)	28,397	27,335
Shares issued upon the exercise of common stock options	34		1	339					340
Tax benefit related to stock options exercised				7					7
Restricted shares surrendered		(58)							—
Restricted shares amortization				1,194					1,194
Restricted shares issued	83		1	(1)					—
Stock based compensation	18			324					324
Other						2			2

BALANCE AS OF DECEMBER 30, 2006	23,379	(9,272)	234	64,085	—	(217,186)	266,153	28,393	141,679

Net loss							(15,826)		(15,826)	(15,826)
Change in cumulative translation adjustment								(14)	(14)	(14)
Deferred gains on pension and other postretirement benefits, net of tax liability of $6,123								10,432	10,432	10,432

Comprehensive loss										(5,408)

Cumulative effect of adoption of FIN 48							(27)		(27)
Tax expense related to stock options exercised				(7)					(7)
Restricted shares surrendered		(146)				(41)			(41)
Restricted shares amortization				(547)					(547)
Restricted shares issued	173		2	(2)					—
Stock based compensation	63			492					492
Other							1		1

BALANCE AS OF DECEMBER 29, 2007	23,615	(9,418)	$236	$64,021	—	$(217,227)	$250,301	$38,811	$136,142

See notes to consolidated financial statements.

LENOX GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts, unless noted otherwise)

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business – Lenox Group Inc. and its subsidiaries (the “Company”) is a leading designer, distributor, wholesaler and retailer of fine quality tabletop, collectibles and other giftware products. The Company sells its product through gift, specialty retailers, department stores, and general merchandise chains, as well as through the Company’s own retail stores and direct channels of distribution, including Internet, catalog and mail order. The Company markets its products principally under the Lenox, Department 56, Dansk, and Gorham brand names. The majority of the Company’s products are developed and designed by the Company’s in-house creative team and are manufactured for the Company by independently owned foreign manufacturers located primarily in the People’s Republic of China. The Company also owns and operates one domestic manufacturing facility that produces certain of its products. Approximately 2% of total revenue is derived from customers outside the United States and approximately 2% of long-lived assets are located outside the United States.

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

Fiscal Year End – The Company’s policy is to end its fiscal year on the Saturday closest to December 31. The years ended December 31, 2005, December 30, 2006 and December 29, 2007 included 52 weeks.

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

Short-Term Investments – The Company has historically held short-term investments consisting of Auction Rate Securities which represent funds available for current operations. In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 115”), these short-term investments are classified as available-for-sale and are carried at cost, or par value, which approximates the fair market value. These securities have stated maturities beyond three months but are priced and traded as short-term instruments due to the liquidity provided through the interest rate mechanism of 28 to 49 days. The Company did not hold any Auction Rate Securities at the end of 2007 or 2006.

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

Long-Lived Assets – The Company’s principal long-lived assets are its property and equipment which consists of its corporate headquarter buildings, its manufacturing facility, and the computer equipment, furniture and fixtures, machinery, and leasehold improvements at its corporate headquarter buildings, distribution centers, showrooms and retail stores. The Company reviews its long-lived assets for impairment whenever facts or circumstances indicate that the carrying amount may not be recoverable.

Goodwill, Trademarks, and Other Intangible Assets – Goodwill represents the excess of the cost of acquired businesses over the fair value of identifiable tangible net assets and identifiable intangible assets purchased. During 2006, the Company wrote off its remaining goodwill.

The primary identifiable intangible assets of the Company include trademarks, customer relationships, favorable lease interests and non-compete agreements. Under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, identifiable intangibles with finite lives are amortized and those identifiable intangibles with indefinite lives are not amortized. Identifiable intangible assets that are subject to amortization are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Identifiable intangible assets not subject to amortization are tested for impairment annually or more frequently if events warrant. The impairment test consists of a comparison of the fair value of the intangible asset with its carrying amount. During the fourth quarter of 2007, the Company completed its annual impairment test and determined that no intangible asset had been impaired.

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

Cost of Sales – The Company’s cost of sales principally includes the cost of product purchased from manufacturers, cost of manufactured product, inbound and outbound freight costs, duties, royalties, and provisions for excess and obsolete product.

Selling, General and Administrative Expense – The Company’s selling, general and administrative expenses principally consist of expenses associated with the Company’s wholesale sales force and retail stores; costs to develop new product, product samples and sculpting costs, costs to purchase, receive, inspect and warehouse certain product; corporate compensation and benefit expense; facilities expense; bad debt expense; marketing and advertising expense; and other general and administrative expenses.

Advertising Expense – The Company records advertising expense in accordance with Statement of Position No. 93-7 Reporting on Advertising Costs. Advertising expense is principally expensed when incurred. Certain direct response advertising costs are capitalized and amortized over periods not exceeding one year. Capitalized direct response advertising costs included on the Company’s Consolidated Balance Sheets in other current assets for December 29, 2007 and December 30, 2006 were $2,286 and $2,756, respectively. Advertising expense (including amortization of direct response advertising costs and “Payments to Customers” described below) for 2007, 2006, and 2005 was $44,979, $43,840, and $19,561, respectively. The significant increase in advertising expense for 2006 compared to 2005 was due to the acquisition of Lenox in 2005. The 2006 expense amount included twelve months of the Lenox business compared to four months in 2005. These amounts are included in selling, general and administrative expense within the Company’s Consolidated Statements of Operations.

Payments to Customers – The Company reimburses certain customers for cooperative advertising based on pre-negotiated amounts or up to a pre-determined percentage of the amount of product shipped to the customer. Cooperative advertising costs under these programs are expensed when product is shipped to the customer. Cooperative advertising expense for 2007, 2006, and 2005 was $8,722, $9,939, and $4,711, respectively.

Product Development Expense – The Company’s product development costs consist principally of salaries for internal creative talent, costs incurred in developing product samples, and royalties paid to outside artists. The Company expenses, as incurred, the salaries of creative talent and the cost to develop product samples and records these amounts in selling, general and administrative expense. The Company capitalizes into inventory the cost of royalties paid to outside artists and records it in cost of sales as the product is sold.

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

Foreign Currency Exchange Rate Gains and Losses – The Company imports most of its products and, while the majority of these purchases are denominated in United States dollars, some of the purchases are denominated in foreign currency. In addition, the Company’s sales to Canadian customers are denominated in Canadian dollars. Foreign exchange rate gains and losses are included in selling, general and administrative expenses within the accompanying Consolidated Statements of Operations. The Company recognized a gain of $56 in 2007, a loss of $171 in 2006 and a gain of $181 in 2005. These gains and losses principally resulted from the depreciation/appreciation of the Canadian dollar relative to the United States dollar. The Company may periodically enter into foreign exchange contracts or build foreign currency deposits as a partial hedge against currency fluctuations. The Company has not entered into any foreign exchange contracts during 2007, 2006 or 2005.

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

Stock-based compensation – Effective January 1, 2006, the Company adopted SFAS No. 123R (revised 2004), Share-Based Payment (“SFAS 123R”), which revised SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). This standard requires compensation costs related to share-based payment transactions to be recognized in the financial statements. The Company adopted the standard using the modified prospective transition method, which requires the application of the accounting standard to all share-based awards issued on or after the date of adoption and any outstanding share-based awards that were issued but not vested as of the date of adoption. See Note 14.

Fair Value of Financial Instruments – The Company’s financial instruments are cash, short-term investments, marketable securities, accounts receivable, accounts payable, borrowings on revolving credit facility and long-term debt. The recorded amounts of cash, marketable securities, accounts receivable, accounts payable and borrowings on the revolving credit facility approximate their fair value based on their short term nature. The recorded value of long term-debt approximates its fair market value as the Company’s interest rates are variable and approximate market rates.

Derivatives – In July 2007, the Company entered into an interest rate collar agreement with a notional amount of $50 million to mitigate some of the Company’s variable interest rate risk. Under the terms of the agreement, the Company receives a positive net settlement from the counterparty if the LIBOR rate (as defined) is greater than 6.5% on the settlement dates (as defined). If the LIBOR rate (as defined) is less than 4.32% on the settlement dates (as defined), the Company would be required to make a payment to the counterparty. The agreement does not qualify for hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedge Activities, as amended. As a result, all changes in fair value that have not been settled are recognized in current earnings.

Net Income (Loss) per Common Share – Net income (loss) per common share is calculated by dividing net income (loss) by the weighted average number of shares outstanding during the period. Net income (loss) per common share assuming dilution reflects per share amounts that would have resulted had the Company’s dilutive outstanding stock options been converted to common stock. Restricted stock is considered outstanding on the date the stock becomes vested when computing net income (loss) per common share – basic. Restricted stock, to the extent it is probable that the stock will become vested, is considered outstanding on the grant date when computing net income (loss) per common share – assuming dilution. For the 52 weeks ended December 29, 2007 and December 30, 2006 all options and unvested restricted stock were considered anti-dilutive and excluded from the computation of common equivalent shares because the Company reported a net loss. See Note 17.

Recently Adopted and Issued Accounting Standards

Recently Adopted Accounting Standard - The Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) at the beginning of fiscal year 2007. FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. As a result of the implementation of FIN 48, the Company recognized a $1,475 increase to the liabilities for unrecognized tax benefits, an increase of $1,448 to deferred tax assets and a decrease of $27 to retained earnings in the first quarter of 2007.

Recently Issued Accounting Standards - In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”) to establish a consistent framework for measuring fair value and expand disclosures on fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect that the adoption of SFAS 157 will have on its consolidated results of operations and financial condition.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS No. 159 permits an entity, on a contract-by-contract basis, to make an irrevocable election to account for certain types of financial instruments and warranty and insurance contracts at fair value, rather than historical cost, with changes in the fair value, whether realized or unrealized, recognized in earnings. SFAS No. 159 is effective for the Company in the first quarter of fiscal 2009. The Company is currently assessing the impact that SFAS No. 159 will have on its results of operations, financial position, or cash flows.

In December 2007, the FASB issued Statement No. 141(R), Business Combinations (“SFAS 141R”). SFAS 141(R) established the principles and requirements for how the acquirer recognizes and measures in the financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141(R) also recognizes and measures the goodwill acquired in the business combination or the gains from bargain purchases. SFAS No. 141R is effective for the Company in the first quarter of fiscal 2010. The Company is currently assessing the impact that SFAS No. 141R will have on its results of operations, financial position, or cash flows.

2.	DISCONTINUED OPERATIONS

In October 2005, the Company committed to a plan to cease operations of its Time to Celebrate business. Time to Celebrate ceased operations in December 2005, and in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), the Company has reclassified Time to Celebrate’s results into discontinued operations for all periods presented. Prior to being classified as discontinued operations, Time to Celebrate’s operating results had been presented in the retail reportable segment.

As a result of the decision to cease Time to Celebrate’s operations, in 2005 the Company recognized a $594 charge within cost of sales to write-down inventory to its net realizable value.

The results from Time to Celebrate’s operations were as follows:

	2005

	Dollars	Percent of Net Sales

Net sales	$2,038	100%
Gross profit	(215)	(11)
Selling, general and administrative expenses	3,054	150

Loss from operations	(3,269)	(160)
Other expense	140	7

Loss before income taxes	(3,409)	(167)
Income tax benefit	1,227	60

Net loss	$(2,182)	(107)%

3.	ACQUISITION

Lenox Acquisition

Effective September 1, 2005, the Company completed the acquisition of all of the capital stock of Lenox, Incorporated (“Lenox”) from Brown-Forman Corporation (the “Acquisition”) for $204,036, which included transaction costs of $7,559. The Acquisition added strong, market-leading brands and complementary product lines and distribution channels to the Company’s portfolio including products sold under the Lenox, Dansk and Gorham brand names.

Goodwill recorded as part of the initial purchase price allocation was $16,695 at December 31, 2005. During the first eight months of 2006, finalization of the purchase price allocation resulted in adjustments of $1,500, which increased this amount to $18,195. The $1,500 increase in goodwill was primarily due to further adjustments of preliminary valuations of the acquired tangible assets and assumed liabilities. In the fourth quarter of 2006, the Company recognized a goodwill impairment charge of $18,195 as a result of lower than projected sales and profits from the Lenox wholesale reporting unit as compared to that which was originally projected at the date of the Acquisition.

Willitts Acquisition

Effective May 1, 2006, the Company completed its acquisition of certain assets and the assumption of certain liabilities of Willitts, a California-based designer and wholesaler of collectible and home décor products. The acquisition of the Willitts product lines, which include Thomas Blackshear’s Ebony Visions and Possible Dreams, added a broad range of diversity and contemporary expression to the Company’s product portfolio. The cash purchase price, which was based primarily upon the historical cost of the assets acquired less the obligations assumed as of the closing date, was $2,849. The results of operations from the acquired net assets since the acquisition date have been included in the Company’s consolidated financial statements and are not considered material.

Of the $2,849 cash purchase price, $1,211 was allocated to indefinite-lived trademarks and the remaining $1,638 was allocated to tangible assets purchased net of assumed liabilities. During 2007, finalization of the purchase price allocation resulted in an additional increase of $127 to indefinite-lived trademarks and a decrease of $127 to tangible assets. During 2007, the Company also paid or accrued an additional $1,373 in “earnout” payments to Willitts for achieving certain performance thresholds. These “earnout” payments resulted in an increase in indefinite-lived trademarks of $1,022 and an increase in other assets of $351. The Company may be required to make additional “earnout” payments contingent on performance in 2008 and 2009.

4.	INVENTORIES

Inventories from continuing operations were comprised of:

	December 29, 2007	December 30, 2006

Raw materials	$2,655	$3,925
Work-in-process	3,925	4,793
Finished goods	77,835	93,207

Total inventories	$84,415	$101,925

Certain of the Company’s flatware and giftware manufacturing processes utilized fine silver as its principal raw material. The Company had a precious metals consignment arrangement with a major financial institution whereby the Company had the ability to obtain up to $9,000 in consigned inventory to use in the manufacture of such products. As required by the terms of the consignment agreement, the Company did not take title to consigned inventory until product was sold. Accordingly, the Company did not include the value of consigned inventory or the corresponding liability in the financial statements. The value of consigned inventory as of December 29, 2007, December 30, 2006 and December 31, 2005 was $0, $5,604 and $3,842, respectively. Additionally, the Company expensed consignment fees related to this agreement of $580, $309 and $93 for the 52 weeks ended December 29, 2007, December 30, 2006 and December 31, 2005, respectively.

The Company received notice from the financial institution with which it had its precious metals consignment arrangement that such institution was terminating, and did terminate, the consignment facility, effective May 16, 2007. The Company purchased the remaining outstanding silver balance at a cost of $4,617 on May 16, 2007. During July 2007 the Company sold its sterling silver product line and its entire related sterling silver inventory. See Note 6 to the Condensed Consolidated Financial Statements.

5.	PROPERTY AND EQUIPMENT

Property and equipment at December 29, 2007 and December 30, 2006 is comprised of the following:

	2007	2006

Land	$1,666	$1,666
Leasehold improvements	13,352	13,123
Furniture and fixtures	9,385	9,810
Computer hardware and software	21,450	19,647
Tooling	1,852	1,391
Other equipment	21,998	23,068
Building and improvements	14,126	14,061
Construction in process	3,342	1,859

	87,171	84,625
Less accumulated depreciation	45,184	35,154

Property and equipment, net	$41,987	$49,471

The Company had accrued property and equipment purchases at December 29, 2007 and December 30, 2006 of $615 and $1,203, respectively.

6.	ASSETS SOLD

In the second quarter of 2006, the Company sold its Langhorne, PA facility for $9,899, net of closing costs. As these assets, including land and building, were recently purchased as part of the acquisition of Lenox, no gain or loss was recognized. In the fourth quarter of 2006, the Company sold its Pomona facility for $6,572, net of closing costs and recognized a $1,085 gain. The Company has leased back a portion of the Langhorne, PA facility for office, warehousing, distribution and retail space. The term of the original lease was through June, 2008. On July 31, 2007, the Company extended the term of the original lease through June 30, 2013 and leased additional square footage of warehousing space. The Company has also leased back square footage at the Pomona facility to continue various operations which include a retail lease (term of the lease is through December 2011), space for the manufacturing of sterling silver products (term of the lease was through December 2007), space for its technical center (term of the lease was through June 2007) and space for customer service offices (term of the lease is through June 2008). These leasebacks are considered minor as defined by SFAS No. 28, Accounting for Sales with Leasebacks (“SFAS No 28”).

In the fourth quarter of 2006, the Company sold its Hagerstown, MD facility for net proceeds of $26,267, net of closing costs. The Company has leased back space for its distribution center for a non-terminable primary term of 15 years. The Company will also be responsible for all operating expenses including taxes and insurance on the property and the cost of services, repairs, maintenance and replacements to the property. The Company recognized a gain of $4,120 on the sale of the facility. $275 of this deferred gain was recorded in other current liabilities and $3,845 was recorded in deferred gain on sale-leaseback in noncurrent liabilities on the Consolidated Balance Sheets. In accordance with SFAS No. 13, Accounting for Leases, and SFAS No. 28, the Company has deferred this gain and will recognize it over the period of the leaseback.

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

The Company recorded a pre-tax gain of $437 which is included in Operating Expenses on the Condensed Consolidated Statement of Operations. The Company has ceased its sterling silver operations at its leased space in Pomona, NJ and surrendered its space to its landlord in January, 2008.

7.	TRADEMARKS AND OTHER INTANGIBLE ASSETS

          Intangible assets, other than goodwill, are comprised of the following:

	December 30, 2007			December 31, 2006

	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net

Finite-life intangible assets
Customer relationships	$15,300	$(3,854)	$11,446	$15,300	$(2,202)	$13,098
Favorable lease interests	2,542	(2,238)	304	2,542	(1,881)	661
Non-compete agreements	2,705	(2,471)	234	2,705	(2,329)	376

Other intangibles, net	20,547	(8,563)	11,984	20,547	(6,412)	14,135
Indefinite-life intangible assets
Trademarks	124,080	(4,139)	119,941	123,578	(4,139)	119,439

Total intangibles	$144,627	$(12,702)	$131,925	$144,125	$(10,551)	$133,574

During 2007, finalization of the purchase price allocation related to the Willitts acquisition resulted in an additional increase of $127 to indefinite-lived trademarks and a decrease of $127 to tangible assets. During 2007, the Company also paid or accrued additional “earnout” payments to Willitts for achieving certain performance thresholds. These “earnout” payments resulted in an increase in indefinite-lived trademarks of $1,022. See Note 3.

During the second quarter of 2007, as part of the sale of certain of the Gorham sterling silver assets, the Company evaluated the Gorham trademark. Based on the results of this evaluation, the Company determined that $647 of indefinite-life trademarks were to be included as part of the sale transaction that took place in the third quarter.

In the fourth quarter of 2006, the Company recognized a trademark impairment of $3,743 related to lower than projected sales of Dansk and Gorham product from that estimated at the time of the original purchase price allocation. In determining the fair value of its trademarks, the Company applies the income approach, using the relief from royalty method.

Intangible asset amortization expense for the years ended December 29, 2007, December 30, 2006 and December 31, 2005 was $2,151, $2,902 and $1,460, respectively. Expected future amortization expense for finite-lived intangible assets is as follows:

2008	$1,938
2009	1,846
2010	1,560
2011	1,242
2012	1,232
Thereafter	4,166

$11,984

The above amortization expense forecast is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, impairment of intangible assets, accelerated amortization of intangible assets and other events.

8.	DEBT

          Debt is comprised of the following:

	Average interest rate December 29, 2007	December 29, 2007			December 30, 2006

		Total	Current	Noncurrent	Current

Revolving credit facility	7.50%	$8,938	$8,938	$—	$47,510
Note payable to Maryland Department of Business and Economic Development	3%	150	—	150	150
Note payable to the County Commissioners of Washington County, Maryland	0%	100	—	100	100
Term loan facility	9.56%	99,500	1,250	98,250	48,806

Total debt		$108,688	$10,188	$98,500	$96,566

The note payable to the Maryland Department of Business and Economic Development is a conditional promissory note that accrues interest at 3% per year. As of December 30, 2006, the Company had not achieved the employment levels required to qualify for full or partial debt forgiveness under the previous terms and classified the entire note payable as a current liability.

On January 2, 2008 the terms of the original agreement were amended under the First Modification to Loan Agreement and Promissory Note, effective December 31, 2006. This amendment deferred principal and interest payments until December 31, 2008 and thereafter made them subject to multiple maturity dates as determined by the Company’s employment levels at the Hagerstown, Maryland distribution facility. The amendment also required the Company to make a minimum capital contribution to the distribution facility by December 31, 2008. If the Company meets certain employment levels, measured at December 31st of each year starting December 31, 2008 through December 31, 2013 and expends the capital contribution as defined in the modification to the agreement, the note may be fully or partially forgiven. The Company expects to meet the amended terms to allow for deferral of principal and interest payments through its next fiscal year. Accordingly, the note was classified as noncurrent long-term debt as of December 29, 2007.

The note payable to the County Commissioners of Washington County, Maryland is a conditional grant agreement that bears no interest charges. As of December 30, 2006, the Company had not achieved the employment levels required to qualify for full or partial debt forgiveness under the terms the original agreement and classified the entire note payable as a current liability.

On January 2, 2008 the terms of the original agreement were amended under the First Modification to Loan Agreement and Promissory Note, effective December 31, 2006. This amendment deferred principal and interest payments until December 31, 2008 and thereafter made them subject to multiple maturity dates as determined by the Company’s employment levels at the Hagerstown, Maryland distribution facility. The amendment also required the Company to make a minimum capital contribution to the distribution facility by December 31, 2008. If the Company meets certain employment levels, measured at December 31st of each year starting December 31, 2008 through December 31, 2013 and expends the capital contribution as defined in the modification to the agreement, the note may be fully or partially forgiven. The Company expects to meet the amended terms to allow for deferral of principal and interest payments through its next fiscal year. Accordingly, the note was classified as noncurrent long-term debt as of December 29, 2007.

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

Total fees and expenses incurred by the Company in connection with the refinancing were $9.7 million (inclusive of the $9.2 million paid out of the proceeds of the amended and restated term loan facility), of which $7.0 million was capitalized and $2.7 million was included as loss on refinancing of debt during the second quarter of 2007 in accordance with EITF 98-14, Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements, and EITF 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments.. Based on these same criteria, the Company recognized an additional $3.2 million loss on refinancing of debt during the second quarter of 2007 to write-off portions of the previously capitalized loan costs.

Borrowings under the amended and restated revolving credit facility are subject to certain borrowing base limitations, and the Company’s borrowing capacity fluctuates during the year based upon accounts receivable and inventory levels. As of December 29, 2007, the Company’s borrowing capacity under the amended and restated revolving credit facility was $82.5 million. There were $8.9 million in borrowings outstanding under the revolver and $6.7 million in outstanding letters of credit at December 29, 2007, leaving $66.9 million available for additional borrowings or letters of credit.

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

The amended and restated credit facilities contain customary financial conditions and covenants, including restrictions on additional indebtedness, liens, investments, capital expenditures, issuances of capital stock and dividends. The amended and restated credit facilities also require maintenance of minimum levels of fixed charge coverage and maximum levels of leverage, in each case at the end of each fiscal quarter. The minimum fixed charge coverage ratio (as defined within the credit facility agreements) requires the Company to maintain a minimum ratio of Consolidated EBITDA (as defined within the credit facility agreements) to Consolidated Fixed Charges (as defined within the credit facility agreements) over a 12-month period ending on each fiscal quarter. The minimum ratio to be maintained at each quarter-end over the term of the facilities is defined within the credit facility agreements (as amended) and ranges from 0.9:1.0 to 1.3:1.0.

The maximum leverage ratio (as defined within the term credit facility agreement) requires the Company to maintain a maximum ratio of debt (as measured at the end of each fiscal quarter) to Consolidated EBITDA over a 12-month period ending on each fiscal quarter. The maximum leverage ratio to be maintained at each quarter-end over the term of the facilities is defined within the credit facility agreements (as amended) and ranges from 2.75:1.0 to 6.75:1.0. As of December 29, 2007, the Company’s fixed charge coverage ratio was 1.24:1.0 (compared to the minimum allowed for the period of 0.9:1.0), and the leverage ratio was 4.3:1.0 (compared to the maximum allowed for the period of 5.5:1.0).

The contractual maturity of the Company’s $99,500 term loan facility on December 29, 2007 is as follows:

Year	Contractual Maturities

2008	$1,250
2009	1,000
2010	1,000
2011	1,000
2012	750
2013	94,500

As of December 30, 2006, the Company classified the entire principal amount of its term debt as a current liability on the Consolidated Balance Sheets as its noncompliance with the financial covenants as described above allowed the debt to be called by the term lenders.

In July 2007, the Company entered into an interest rate collar agreement with a notional amount of $50 million to mitigate some of the Company’s variable interest rate risk. Under the terms of the agreement, the Company receives a positive net settlement from the counterparty if the LIBOR rate (as defined) is greater than 6.5% on the settlement dates (as defined). If the LIBOR rate (as defined) is less than 4.32% on the settlement dates (as defined), the Company would be required to make a payment to the counterparty. The interest rate collar agreement expires on July 26, 2010.

The Company paid interest of $21,937, $14,706, and $15,255 during the years ended December 29, 2007, December 30, 2006, and January 31, 2005, respectively. Interest paid in 2007 and 2006 included payments of deferred financing fees of $9,685 and $397, respectively.

9.	SEVERANCE AND RESTRUCTURING COSTS

In connection with the Acquisition, the Company assumed severance reserves related to plant closings, retail store closings and general restructurings that took place prior to the Acquisition.. At September 1, 2005, the Acquisition date, the Company accrued additional amounts related to an additional plant closing, retail store closings and general restructurings that were planned as part of the Acquisition. As of December 29, 2007, the severance and restructuring activities recorded at the time of the Acquisition have been completed. The total amount incurred was $15.0 million of which $14.4 million was recorded to goodwill on the opening balance sheet and $0.6 million was recorded in Selling, General and Administrative expense in the Consolidated Statement of Operations in the fourth quarter of 2006 and first quarter of 2007, in the Company’s Corporate segment.

During the first quarter of 2007, the Company engaged Carl Marks Advisory Group LLC to identify and implement business improvements and operational changes. Restructuring activities initiated during 2007 included the announcement of the planned closing of the Company’s distribution center located in Rogers, MN in late 2007 (with distribution activities to be transferred to the Company’s distribution center located in Hagerstown, MD), the sale of the Company’s sterling silver product line and closure of the Company’s sterling silver manufacturing facility located in Pomona, NJ and changes in and consolidation of our management and operations structure (described as general restructuring below). The Company incurred $9,540 of severance and restructuring costs related to these activities in 2007. These costs were included in the restructuring charges in the Condensed Consolidated Statement of Operations.

The table below shows a reconciliation of the severance and restructuring reserve activity for 2007:

	Plant and Distribution Center Closings		General Restructuring		Total Reserves

	Severance	Other	Severance	Other

Balance, December 30, 2006	$7	$1,001	$931	$—	$1,939
Cost incurred	838	1,622	6,024	1,056	9,540
Payment and other	(141)	(2,356)	(5,210)	(1,016)	(8,723)

Balance, December 29, 2007	$704	$267	$1,745	$40	$2,756

The Company believes that the severance and restructuring activities initiated during 2007 will be substantially completed by March 2008. The total estimated costs expected to be incurred related to the plant and distribution center closings and the general restructuring that were initiated during 2007 were as follows:

	Total Costs Expected	Costs Incurred 52 weeks ended December 29, 2007

Plant and Distribution Center Closings	$3,510	$2,460
General Restructuring	7,095	7,080

Total	$10,605	$9,540

The costs incurred during 2007 with respect to plant and distribution center closings were principally severance and exit costs associated with the closure of the Company’s sterling silver manufacturing facility and the closing of the Company’s Rogers, MN distribution facility. The additional general restructuring costs related primarily to severance and lease termination costs including severance related to the departure of the Company’s former Chief Executive Officer in January 2007.

These costs are allocable to reportable segments as follows:

	Total Costs Expected	Costs Incurred 52 weeks ended December 29, 2007

Wholesale	$542	$542
Retail	1,213	1,198
Direct	213	213
Corporate	8,637	7,587

Total	$10,605	$9,540

10.	BENEFIT PLANS

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

Curtailment, Plan Amendment and Settlement Gains

On October 31, 2006, the Company announced the freeze of the Company’s defined benefit pension plans as of December 31, 2006. As a result of the freeze, employees no longer accrued additional benefits under the defined benefit pension plans after December 31, 2006. Because of this change, the Company’s pension obligation was significantly reduced because benefits payable to employees no longer incorporated future compensation increases. In accordance with SFAS No. 88 (as amended) Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits (“SFAS 88”), the Company accounted for this suspension as a plan curtailment, re-measured its assets and obligations as of October 31, 2006, and recognized a curtailment gain of $13,188.

On October 31, 2006, the Company also announced the discontinuation of eligibility for postretirement welfare benefits for employees who were not retired as of December 31, 2006. In accordance with SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions (“SFAS 106”), the Company accounted for this discontinuation as a negative plan amendment, re-measured its obligations as of October 31, 2006, and reflected a negative prior service cost which is being amortized into net periodic benefit cost over the expected remaining lifetime of the post-amendment population. Because the benefits payable under the postretirement welfare plan were not related to future compensation increases, there was no plan curtailment.

In the fourth quarter of the Company’s 2006 fiscal year, the Company recorded a plan settlement as a result of significant lump-sum cash payments made to employees from one of its defined benefit pension plans. Under SFAS 88, a plan settlement is defined as a transaction that (a) is an irrevocable action, (b) relieves the employer (or the plan) of primary responsibility for a pension benefit obligation, and (c) eliminates significant risks related to the obligation and the assets used to effect the settlement. In accordance with SFAS 88, the Company recorded a gain of $1,595 which was a pro-rata portion of the unrecognized net actuarial gain at the time of the settlement.

During the third quarter of the Company’s 2007 fiscal year, the Company announced that it is discontinuing post-65 retiree medical and life insurance coverage for all current participants (except for eight retirees and their dependents which have individual agreements with the Company) effective September 1, 2007. In accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, the Company accounted for this discontinuation as a negative plan amendment, remeasured its obligation as of August 31, 2007, and reflected a negative prior service cost which is being amortized into net periodic benefit cost over the expected remaining lifetime of the post-amendment population.

Adoption of SFAS 158

On December 30, 2006, the Company adopted the recognition and disclosure provisions of SFAS 158 Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS 158”) SFAS 158 required the Company to recognize the funded status (i.e. the difference between the fair value of plan assets and the projected benefit obligations) of its pension and postretirement health care plans in the December 30, 2006 statement of financial position, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The adjustment to accumulated other comprehensive income at adoption represented the net unrecognized actuarial gains and prior service costs which were previously netted against the plan’s funded status in the Company’s statement of financial position pursuant to the provisions of SFAS 87. These amounts are being recognized as net periodic benefit costs pursuant to the Company’s historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic benefit cost in the same periods will be recognized as a component of other comprehensive income. Those amounts are being recognized as a component of net periodic benefit cost on the same basis as the amounts recognized in accumulated other comprehensive income at adoption of SFAS 158.

On December 30, 2006, the Company also early adopted the measurement date provisions of SFAS 158 which requires the Company to measure plan assets and benefit obligations as of the date of its fiscal year-end statement of financial position. Accordingly, the Company used a measurement date of December 30, 2006 to determine the amounts of the plan obligations and assets presented below. Under the transition provisions of SFAS 158, net periodic benefit cost for the period between the measurement date that is used for the immediately preceding fiscal year-end (i.e. the Company’s measurement date that was used for its fiscal year ended December 31, 2005 was September 30, 2005) and the beginning of the fiscal year that the measurement date provisions are applied (i.e. January 1, 2006) was recognized, net of tax, as a separate adjustment to retained earnings.

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

	Prior to Adopting SFAS 158	Effect of Adopting SFAS 158	As Reported at December 30, 2006

Pension obligations, net of assets	$63,217	$(31,924)	$31,293
Postretirement obligations	29,270	(12,164)	17,106
Deferred income tax liability	1,544	17,404	18,948
Retained earnings	267,215	(1,062)	266,153
Accumulated other comprehensive income	(4)	28,397	28,393

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

	Pension Benefits FY 2007	Medical and Life Insurance Benefits FY 2007	Pension Benefits FY 2006	Medical and Life Insurance Benefits FY 2006

Obligation at beginning of the year	$161,584	$17,106	$188,931	$27,772
Service cost	—	—	4,647	840
Interest cost	9,054	672	9,461	1,341
Actuarial (gain)/loss	(4,351)	86	(14,483)	(2,824)
Benefits paid	(8,759)	(1,750)	(15,210)	(1,256)
Plan amendments	—	(14,122)	—	(9,030)
Adjustment due to change in measurement date	—	—	1,426	263
Gain due to curtailment	—	—	(13,188)	—

Obligation at end of the year	$157,528	$1,992	$161,584	$17,106

Service cost represents the present value of the benefits attributed to service rendered by employees during the year. No service cost has been recorded in fiscal year 2007 due to the freezing of the pension plan on October 31, 2006 and the discontinuation of eligibility for postretirement welfare benefits for employees who were not retired as of December 31, 2006 as described above. Interest cost is the increase in the present value of the obligation due to the passage of time. Actuarial (gain) loss is the change in the value of the obligation resulting from experience different from that assumed or from a change in actuarial assumptions. (The actuarial assumptions used are discussed at the end of this note).

As shown above, our pension and postretirement obligations were reduced by net benefit payments in 2007 of $8,759 and $1,750, respectively. Expected benefit payments over the next ten years are as follows:

	Pension Benefits	Medical and Life Insurance Benefits

2008	$9,223	$407
2009	9,289	300
2010	9,475	271
2011	9,530	229
2012	9,654	170
2013-2017	51,121	716

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

Asset allocation is the most important method of achieving the Company’s investment goals and is based on its assessment of the plans’ long-term return objectives and the appropriate balances needed for liquidity, stability, and diversification. The allocation of the Company’s pension plan assets at fair value on December 29, 2007 and December 29, 2006 and the target allocation for 2008, by asset category, are as follows:

	Actual 2007	Actual 2006	Target 2008

Equity securities	72%	71%	75%
Debt securities	13%	13%	15%
Real estate	6%	5%	5%
Other	9%	11%	5%

Total	100%	100%	100%

This table shows how the fair value of the pension assets changed from the beginning of the Company’s fiscal year to the end of the Company’s fiscal year. (The Company does not have assets set aside for postretirement medical or life insurance benefits).

	Pension Benefits FY 2007	Medical and Life Insurance Benefits FY 2007	Pension Benefits FY 2006	Medical and Life Insurance Benefits FY 2006

Fair value at beginning of year	$130,291	—	$116,160	—
Actual return on plan assets	11,131	—	18,327	—
Company contributions	8,455	1,750	13,046	1,256

Benefits paid	(8,759)	(1,750)	(15,210)	(1,256)
Adjustment due to change in Measurement date	—	—	(2,032)	—

Fair value at end of the year	$141,118	—	$130,291	—

Consistent with the Company’s funding policy, the Company expects to contribute approximately $5,324 to its pension plans and approximately $407 to its postretirement plans in 2008.

Funded Status

The funded status of a plan refers to the difference between the obligations and assets. The table below shows the funded status of the plan.

	Pension Benefits FY 2007	Medical and Life Insurance Benefits FY 2007	Pension Benefits FY 2006	Medical and Life Insurance Benefits FY 2006

Assets	$141,118	—	$130,291	—
Obligations	(157,528)	$(1,992)	(161,584)	$(17,106)

Funded Status	$(16,410)	$(1,992)	$(31,293)	$(17,106)

The under-funded status of the pension plans of $16,410 and $31,293 at December 29, 2007 and December 30, 2006, respectively, is recognized in the accompanying Consolidated balance sheets as a current liability (reported in other current liabilities) of $622, and $629, respectively, and a non-current liability of $15,788 and $30,664, respectively (reported in pension obligations). The under-funded status of the postretirement healthcare plan of $1,992 and $17,106 at December 29, 2007 and December 30, 2006, respectively is recognized as a current liability of $407 and $1,253, respectively (reported in other current liabilities) and a non-current liability of $1,585 and $15,853, respectively (reported in post retirement obligations). No plan assets are expected to be returned to the Company during the fiscal year-ended December 29, 2007.

The accumulated benefit obligation for each of the Company’s benefit plans exceeds the plan assets. The total accumulated benefit obligation for all plans was $159,520 and $178,690 at the end of 2007 and 2006, respectively.

Accumulated Other Comprehensive Income

The following table shows the amounts (pre-tax) that have not yet been recognized in net periodic benefit cost as of December 29, 2007 and December 30, 2006, respectively:

	Pension Benefits FY 2007	Medical and Life Insurance Benefits FY 2007	Pension Benefits FY 2006	Medical and Life Insurance Benefits FY 2006

Unrecognized prior service cost	—	$22,110	—	$8,914
Unrecognized actuarial gains	$36,691	3,555	$33,070	3,817

	$36,691	$25,665	$33,070	$12,731

The estimated actuarial gains for all pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost during the 2008 fiscal year is $1,774. The estimated prior service credit and actuarial gains for the postretirement plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost during the 2008 fiscal year is $1,380 and $162, respectively.

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Income

The table below shows the components of the net periodic benefit expense costs (credited) charged to income:

	Pension Benefits FY 2007	Medical and Life Insurance Benefits FY 2007	Pension Benefits FY 2006	Medical and Life Insurance Benefits FY 2006

Service cost	—	—	$4,647	$840
Interest cost	$9,054	$672	9,461	1,341
Expected return on assets	(10,667)	—	(9,629)	—
Amortization of:
Prior service cost (benefit)	—	(926)	—	(116)
Actuarial gain	(1,194)	(176)	(426)	(16)

Net periodic (benefit) expense before curtailment and settlement gains	(2,807)	(430)	4,053	2,049
SFAS 88 curtailment gain	—	—	(13,188)	—
SFAS 88 settlement gain	—	—	(1,595)	—

Net periodic (benefit) expense	$(2,807)	$(430)	$(10,730)	$2,049

The pension benefit recorded during the year was estimated at the beginning of the fiscal year. As a result, the amount is calculated using an expected return on plan assets rather than the actual return. The difference between actual and expected returns is included in the unrecognized net gain or loss at the end of the year.

The table below shows the components recognized in other comprehensive income during the current fiscal year:

	Pension Benefits FY 2007	Medical and Life Insurance Benefits FY 2007

Net actuarial (gain) loss	$(4,815)	$86
Prior service credit	—	(14,122)
Amortization of:
Prior service cost (benefit)	—	926
Actuarial gain	1,194	176

Total recognized in other comprehensive income	$(3,621)	$(12,934)

Assumptions and Sensitivity

The Company uses various assumptions to determine the obligations and expense related to its pension and postretirement healthcare plans. The assumptions used in computing benefit plan obligations as of the end of the year were as follows:

	Pension Benefits FY 2007	Medical and Life Insurance Benefits FY 2007	Pension Benefits FY 2006	Medical and Life Insurance Benefits FY 2006

Discount rate	6.25%	5.75%	5.75%	5.75%
Rate of salary increase	—	—	4.00%	—
Expected return on plan assets	8.50%	—	8.50%	—

The assumptions used in computing benefit plan expense during the year were as follows:

	Pension Benefits FY 2007	Medical and Life Insurance Benefits FY 2007	Pension Benefits FY 2006	Medical and Life Insurance Benefits FY 2006

Discount rate, beginning of the year	5.75%	5.75%	5.25%	5.25%
Discount rate at curtailment re-measurement date	—	—	5.75%	5.75%
Rate of salary increase	—	—	4.00%	—
Expected return on plan assets	8.50%	—	8.50%	—

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

The assumed healthcare cost trend rates as of the end of the year were as follows:

	Medical and Life Insurance Benefits FY 2007	Medical and Life Insurance Benefits FY 2006

Healthcare cost trend rate:
Present rate before age 65	9.00%	7.19%
Present rate age 65 and after	8.50%	7.94%

The Company projects healthcare cost trend rates to decline gradually to 5.5% by 2012 and to remain level after that. Assumed healthcare cost trend rates have an effect on the amounts reported for postretirement healthcare plans. A one percentage point increase in assumed healthcare cost trend rates would increase the accumulated postretirement benefit obligation as of December 29, 2007 by $76 and the annual aggregate service and interest cost by $26. A one percentage point decrease in assumed healthcare cost trend rates would decrease the accumulated postretirement benefit obligation as of December 29, 2007 by $76 and the annual aggregate service and interest cost by $26.

Savings Plan

The Company has qualified contributory retirement plans (the “Plans”) under Section 401(k) of the Internal Revenue Code which covers substantially all full-time and certain part-time employees who meet certain eligibility requirements. Voluntary contributions are made by participants and Company matching contributions are made at the discretion of the Board of Directors, subject to certain limitations. Certain of the Plans also allow the Company to make discretionary profit-sharing contributions to the Plan up to the maximum amount deductible for income tax purposes. All Company contributions are invested in a series of diversified investment options at the election of the employee. The Company does not make matching or profit sharing contributions in Company stock. The Company’s total profit-sharing contributions were $0, $0, and $1,254 for the years ended December 29, 2007, December 30, 2006 and December 31, 2005, respectively.

11.	INCOME TAXES

The provision for income taxes for the years ended December 29, 2007, December 30, 2006, and December 31, 2005 consisted of the following:

	2007	2006	2005

Current:
Federal	$(9,831)	$(1,475)	$10,830
State	(62)	(198)	1,964
Foreign	—	44	16
Deferred:
Federal	322	741	(2,154)
State	(1,811)	103	(510)
Adjustment of prior year tax accruals	(1,966)	(1,010)	—

(Benefit) provision for income taxes from continuing operations	(13,348)	(1,795)	10,146
Benefit for income taxes from discontinued operations	—	—	(1,227)

(Benefit) provision for income taxes	$(13,348)	$(1,795)	$8,919

During 2007 and 2006, the Company reversed $1,966 and $1,010, respectively, of tax accruals that were no longer needed as a result of the expiration of the applicable statue of limitations and the completion of tax audits.

The reconciliation between income tax expense based on statutory income tax rates and the provision for income taxes is as follows:

	2007	2006	2005

(Benefit) provision for income taxes at federal statutory rate	$(10,211)	$(17,872)	$9,624
Valuation allowance	—	(1,520)	—
State income taxes, net of federal income tax benefit	(1,393)	58	979
Goodwill impairment	—	18,030	—
Charitable donations of inventory	(152)	(104)	(32)
Adjustments to uncertain tax positions	(1,966)	(1,010)	—
Other	374	623	(425)

(Benefit) provision for income taxes from continuing operations	(13,348)	(1,795)	10,146
Benefit for income taxes from discontinued operations	—	—	(1,227)

(Benefit) provision for income taxes	$(13,348)	$(1,795)	$8,919

The components of the net deferred tax (liability) asset at December 29, 2007 and December 30, 2006 were as follows:

	2007	2006

DEFERRED TAX ASSETS:
Defined benefit pension reserve obligation	$3,574	$8,415
Asset valuation reserves	14,811	13,629
Deferred compensation	481	1,422
Accrued liabilities	5,113	2,148
Severance and restructuring reserves	276	665
Other deferred tax assets	1,641	1,166
Deferred gain on sale of facility	1,515	1,565
Charitable Contribution Carryforward	1,420	—
Net Operating Loss Carryforward	2,502	—

Total deferred tax assets	31,333	29,010

DEFERRED TAX LIABILITIES:
Intangible assets	(36,209)	(28,975)
Property and equipment depreciation	(1,721)	(2,009)
Prepaids and other	(1,587)	(2,427)

Total deferred tax liabilities	(39,517)	(33,411)

	$(8,184)	$(4,401)

The $8,184 net deferred tax liability at December 29, 2007 is presented as a net deferred current asset of $17,347 and a net deferred noncurrent liability of $25,531. The $4,401 net deferred tax liability at December 30, 2006 is presented as a net deferred current asset of $13,896 and a net deferred noncurrent liability of $18,297.

As of December 29, 2007, the federal net operating loss carry forward for income tax purposes was approximately $3,154 which will expire in 2027. The state net operating loss carry forward at December 29, 2007 was approximately $31,724 which will expire between 2011 and 2027. The alternative minimum tax (AMT) credit carry forward was $543 at December 29, 2007. Management has determined that it is more likely than not that the deferred tax assets will be realized through the reversal of existing deferred tax liabilities and future taxable income and, therefore, no valuation allowance has been recorded at December 29, 2007.

The Company paid income taxes of $(268), $1,897, and $8,979 during the years ended December 29, 2007, December 30, 2006, and December 31, 2005, respectively.

Effective December 31, 2006, the Company adopted provisions of FIN 48, which did not have a material impact on its financial statements. The Company’s total unrecognized tax benefit as of December 29, 2007 and December 30, 2006 was $1,078 and $3,715 respectively, of which approximately $835 and $2,517 would affect the effective tax rate if the Company were to recognize the tax benefit. The unrecognized tax benefit decreased by $2,637 in the 52 weeks ended December 29, 2007 primarily relating to the expiration of statute of limitations on certain tax items in the first and third quarters of 2007, which had a positive effect on the tax provision. The Company is unable to estimate the change in the amount of unrecognized tax benefits during the next 12 months.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Gross unrecognized tax benefits at December 30, 2006	$3,715
Increases in tax positions taken in prior periods	—
Decreases in tax positions taken in prior periods	—
Increases in tax positions taken in the current period	255
Decreases in tax positions taken in the current period	—
Settlements	(87)
Lapse of statute of limitations	(2,805)

Gross unrecognized tax benefits at December 29, 2007	$1,078

The Company recognizes interest accrued and penalties related to unrecognized tax benefits within income tax expense in the Condensed Consolidated Statements of Operations, which is consistent with the recognition of these items in prior reporting periods. To the extent these unrecognized tax benefits are ultimately recognized, there will be an impact on the effective tax rate.

As of December 30, 2006, the Company had recorded liabilities of approximately $712 and $112, respectively, for the payment of interest and penalties. The liability for the payment of interest and penalties decreased by $500 and $42, respectively, for the 52 weeks ended December 29, 2007 primarily due to the expiration of the statute of limitations as noted above. At December 29, 2007, the Company had liabilities of $212 and $70 respectively, for the payment of interest and penalties, of which approximately $137 and $70 would affect the effective tax rate if the Company were to recognize the tax benefit.

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

At December 29, 2007 one customer accounted for approximately 17% of the Company’s total accounts receivable. For the 52 weeks ended December 29, 2007, this same customer accounted for approximately 17% of the Company’s total net sales.

14.	STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted SFAS No. 123R (revised 2004), Share-Based Payment (“SFAS 123R”), which revised SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). This standard requires compensation costs related to share-based payment transactions to be recognized in the financial statements. The Company adopted the standard using the modified prospective transition method, which requires the application of the accounting standard to all share-based awards issued on or after the date of adoption and any outstanding share-based awards that were issued but not vested as of the date of adoption. Accordingly, the Company did not restate the financial information for 2005 as a result of the adoption.

Total stock-based compensation benefit for the year ended December 29, 2007 was $97. The adoption of SFAS 123R in 2006 resulted in the recognition of incremental pre-tax stock-based compensation expense for the years ended December 29, 2007 and December 30, 2006 of $172 and $181, respectively, and an increase in net loss of $104 and $112, respectively, (the impact on basic and diluted earnings per share during the years ended December 29, 2007 and December 30, 2006 was $0.01 and $0.01, respectively). The adoption also resulted in an increase in cash flows from operating activities of $7 and a decrease in cash flows from financing activities of $7 for the year ended December 29, 2007, and a decrease in cash flows from operating activities of $7 and an increase in cash flows from financing activities of $7 for the year ended December 30, 2006. Additionally, upon adoption of SFAS 123R, the Company reclassified unearned compensation on non-vested restricted stock of $3,469 to additional paid-in capital. The cumulative effect adjustment for forfeitures related to nonvested restricted stock and options was not material.

Total stock-based compensation expense for the year ended December 31, 2005 was $989 (which is included in the net income as reported figures in the table below). Prior to 2006, the Company applied APB 25 and the disclosure-only provisions of SFAS 123. The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensations for the year ended December 31, 2005.

2005

Net income:
As reported	$15,170
Stock-based compensation, net of related tax effects	(2,388)

Pro forma	12,782

Net income per common share – basic:
As reported	$1.11
Pro forma	0.94

Net income per common share – assuming dilution:
As reported	$1.10
Pro forma	0.93

The Company estimated the fair values of each option using the Black-Scholes-Merton option-pricing model using the following assumptions:

	2007	2006	2005

Risk-free interest rate	3.8% - 4.7%	4.6% - 5.1%	3.8% - 4.1%
Expected dividend yield	0%	0%	0%
Expected stock price volatility	39%	49%	32%
Expected life (in years)	5	6	6

The expected term of options is based on the historical exercise behavior of employees. The expected volatility is based on historical volatility for a period equal to the stock option’s expected term. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant.

Stock Incentive Plans

As of December 29, 2007, the Company had incentive plans allowing the Company to grant options, stock appreciation rights, shares or performance units to employees, directors, officers, consultants and advisors. As of December 29, 2007, 674,212 shares were available for granting under the stock incentive plans.

Stock Options – Under the stock incentive plans, all employee options granted have an exercise price equal to the market value of the common stock at the date of grant, generally have a term of ten years and are exercisable at various times after the first anniversary date of the grant date.

A summary of the status of the Company’s stock option activity as of December 29, 2007 and changes during the year then ended is presented below:

		2007

	Shares	Weighted Average Exercise Price	Weighted Remaining Contractual Life (Years)	Average Aggregate Intrinsic Value

Outstanding at beginning of year	2,079,478	$13.74
Granted	32,000	7.00
Exercised	—	—
Forfeited	(31,333)	12.20
Expired or Canceled	(565,701)	14.95

Outstanding at end of year	1,514,444	13.14	3.6	$0

Options exercisable at end of year	1,420,041	13.51	3.2	$0

The vested or expected to vest approximates shares outstanding as the Company does not anticipate significant forfeitures.

The weighted-average grant date fair value of options granted for the years ended December 29, 2007, December 30, 2006 and December 31, 2005 was estimated to be $2.90, $5.04 and $5.25 per share, respectively. The total intrinsic value of options that were exercised for the years ended December 29, 2007, December 30, 2006 and December 31, 2005 was $0, $86 and $755, respectively. As of December 29, 2007, the total unrecognized compensation cost related to stock options was $156 and is expected to be recognized over a weighted average period of 0.95 years.

Cash received from option exercises for the years ended December 29, 2007, December 30, 2006 and December 31, 2005 was $0, $340 and $1,640, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $0, $32 and $272 for years ended December 29, 2007, December 30, 2006 and December 31, 2005, respectively.

Performance- and Time- Vesting Restricted Stock – The Company granted 173,417 restricted shares of common stock to executive officers, directors and employees during the 52 weeks ended December 29, 2007. Under SFAS 123R, these shares are considered to be nonvested shares, as defined. Of these shares, 157,417 shares were performance-vesting and 16,000 shares were time-vesting. Performance-vesting shares may be earned and become vested in a specific percentage depending upon the extent to which the target performance is met as of the last day of the performance cycle. Time-vesting shares generally become vested after the duration of a specified period of time, assuming that the employee remains employed with the Company.

A summary of the status of the Company’s nonvested restricted stock activity as of December 29, 2007 and changes during the year then ended is presented below:

	2007

	Shares	Grant Date Fair Value

Outstanding at beginning of year	327,529	$12.61
Granted	173,417	3.79
Vested	(20,739)	10.56
Forfeited	(138,796)	14.15

Outstanding at end of year	341,411	7.41

As of December 29, 2007, the total unrecognized compensation cost related to nonvested restricted stock granted was $861 and is expected to be recognized over a weighted average period of 1.7 years. The total fair value of restricted stock vested for the years ended December 29, 2007, December 30, 2006 and December 31, 2005 was $116, $125 and $197, respectively.

Stockholder Rights Plan – On January 14, 2008, the Company’s Board of Directors adopted a stockholder rights plan (the “Rights Plan”).Under the Rights Plan one right was distributed for each share of Lenox common stock outstanding at the close of business on January 28, 2008. If any person or group acquires 15% or more of the outstanding shares of the Company’s common stock, there will be a triggering event under the Rights Plan causing substantial dilution to such person or group. Any person or group who currently owns in excess of 15% of the outstanding shares of the Company’s common stock will not trigger the Rights Plan until such person or group acquires additional shares of then Company’s common stock. At any time prior to the date of a public announcement of a triggering event, the Board may redeem the rights in whole, but not in part, at a price of $0.001 per right. In addition, the Rights Plan includes a provision that the exercise of rights will not be triggered by a “qualified” offer, as defined in the Rights Plan, if holders of at least 10% of shares of common stock outstanding (excluding shares of common stock owned by the party making the offer) request that a special meeting of Lenox stockholders be convened, and, at such meeting, a majority of shares of common stock outstanding (excluding shares of common stock owned by the party making the offer) votes to redeem all of the outstanding rights. The Rights Plan will be in effect for three years, until January 14, 2011. A committee of independent directors of the Board will assess annually whether the Rights Plan remains in the best interests of all of the Company’s stockholders.

15.	COMMITMENTS AND CONTINGENCIES

Operating Leases – The Company leases warehouse, office and retail store space, equipment, and showroom display facilities under renewable operating leases with remaining terms of up to 14 years. In addition to the base rent, the Company pays its proportionate share of taxes, special assessments, and operating expenses of the warehouse and retail store space and showroom display facilities.

The following is a schedule of future annual minimum lease payments for noncancelable operating leases as of December 29, 2007:

2008	$14,541
2009	13,357
2010	11,875
2011	10,254
2012	8,726
Thereafter	44,252

$103,005

Certain of the Company’s leases contain pre-determined rent increases over the life of the lease. These rent increases are included in the above-referenced minimum lease table in the year in which the rent increase occurs. When recording rent expense, the Company amortizes the total amount of the rent payments on a straight-line basis over the term of the lease. When the Company receives leasehold improvement funding as an incentive to enter into a lease, the Company amortizes these incentives against rent expense on a straight line basis over the term of the lease. The Company’s rent expense was $16,485, $13,224, and $7,275 for the years ended December 29, 2007, December 30, 2006, and December 31, 2005, respectively.

Letters of Credit – The Company had outstanding standby and commercial letters of credit of $6,689 at December 29, 2007 relating primarily to securing our performance to third-parties under self-insurance programs, providing guarantees for our environmental costs and for purchase commitments issued to foreign suppliers and vendors.

Legal Proceedings –

(A.) In Re Tableware Antitrust Litigation - In August 2004, plaintiffs purporting to represent a class of consumers who purchased tableware sold in the United States filed suit against Federated Department Stores, the May Department Stores Company, Waterford Wedgwood U.S.A. and Lenox, Incorporated (“Lenox”) in United States District Court for the Northern District of California. In November 2004, plaintiffs filed a consolidated amended complaint alleging that, for the period beginning at least as early as May 1, 2001, through the filing of the amended complaint on November 12, 2004, defendants violated Section 1 of the Sherman Act by conspiring to fix prices and to boycott sales to Bed, Bath & Beyond (hereinafter the “Action”). Plaintiffs sought to recover an undisclosed amount of damages, trebled in accordance with antitrust laws, as well as costs, attorney’s fees and injunctive relief.

On February 22, 2007, without admitting any violation of any statute or law or any liability or wrongdoing whatsoever, Lenox entered into a settlement agreement with the plaintiff class representatives. Pursuant to the terms of the settlement agreement, Lenox paid $500 in return for which Lenox and its affiliates will be completely released from any and all claims, demands and actions concerning the Action and any claims that could have been alleged in the Action. This settlement agreement is subject to final approval of the court and a final judgment dismissing the Action with prejudice as to Lenox. Plaintiffs and Lenox have sought court approval of the settlement agreement and dismissal of the Action with prejudice and are awaiting the court’s order.

(B.) Curiale v Lenox Group, Inc. - On April 12, 2007, Amanda Curiale filed a complaint in the United States District Court for the Eastern District of Pennsylvania, which is a purported class action alleging that the Company willfully violated the Federal Fair and Accurate Credit Transactions Act (“FACTA”) by continuing to print after December 1, 2006 the expiration dates on receipts provided to debit card and credit cardholders transacting business with the Company (hereinafter the “FACTA Litigation”). The Company understands that similar complaints have been filed against a large number of retailers. The plaintiff seeks, on behalf of herself and the class, statutory damages of not less than one hundred dollars and not more than one thousand dollars for each violation, as well as unspecified punitive damages, costs and attorneys’ fees and a permanent injunction from further engaging in violations of FACTA.

On September 20, 2007, the parties held an all-day mediation session and reached a tentative settlement which is subject to the parties signing a definitive settlement agreement and court approval. Under the terms of the settlement, Lenox denies all claims as to liability, damages, penalties, interest, fees, restitution and all other forms of relief sought in the FACTA Litigation. Pursuant to the terms of the proposed settlement, the Company will pay a non-material sum for attorney’s fees, a charitable contribution and a plaintiff’s incentive fee, and will provide participating claimants with a coupon off a future purchase or a free product through Company-operated retail stores. In return, the Company and its affiliates will be completely released from any and all claims, demands and actions concerning the FACTA Litigation and any claims that could have been alleged in the FACTA litigation.

(C.) Period Design, Inc v D56, Inc (“D56”) - On February 17, 2008, a trial commenced in Period Design case. D56 is a subsidiary of the Company. Plaintiff alleges a breach of contract claim and seek compensatory damages based upon D56’s alleged failure to pay royalties alleged to be due Period Design, Inc. on various products marketed and sold by D56, together with pre-judgment interest thereon, the aggregate claims for which, if accepted by the court, would be material to the Company’s financial condition and results of operations. The matter was tried before the Minnesota State District Court (Hennepin County) from February 17 through February 28, 2008. The parties are in the process of filing post-trial submissions, and anticipate a decision by the Court in late March 2008. The Company intends to vigorously defend against this alleged breach of contract claim.

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

In connection with the Company’s acquisition of Lenox, the Company redefined its operating segments to include three reportable segments – Wholesale, Retail, and Direct. Although the product produced and sold for each segment is similar, the type of customer for the product and the method used to distribute the product are different. The segmentation of these operations also reflects how the Company’s chief executive officer currently reviews the results of these operations. Operating income (loss) from continuing operations for each operating segment includes specifically identifiable operating costs such as cost of sales and selling expenses. General and administrative expenses are generally not allocated to specific operating segments and are therefore reflected in the corporate category. Other components of the statement of operations, which are classified below operating income (loss) from continuing operations, are also not allocated by segment. In addition, the Company does not account for or report assets, capital expenditures or certain depreciation and amortization by segment. Net sales derived from customers outside the United States for the years ended December 29, 2007, December 30, 2006 and December 31, 2005 were approximately 2%, 2% and 3%, respectively. Less than 3% of all long-lived assets were located outside the United States for the periods ending December 29, 2007, December 30, 2006 and December 31, 2005. All transactions between operating segments have been eliminated and are not included in the following table.

The following table presents the Company’s segment information for the last three fiscal years:

(In thousands)	52 WEEKS ENDED DECEMBER 29, 2007	% of Net Sales	52 WEEKS ENDED DECEMBER 30, 2006	% of Net Sales	52 WEEKS ENDED DECEMBER 31, 2005	% of Net Sales

WHOLESALE:
Net sales	$300,985	100%	$330,352	100%	$217,009	100%
Gross profit	128,386	43%	135,928	41%	90,800	42%
Selling expenses	37,531	13%	42,324	13%	26,473	12%
Restructuring charges	542	0%	—	0%	—	0%
Goodwill impairment	—	0%	55,269	17%	—	0%
Income from continuing operations	90,313	30%	38,335	12%	64,327	30%

RETAIL:
Net sales	$62,146	100%	$76,198	100%	$74,734	100%
Gross profit	26,887	43%	41,474	54%	42,259	57%
Selling expenses	30,283	49%	33,451	44%	22,537	30%
Restructuring charges	1,198	2%	—	0%	—	0%
(Loss) Income from continuing operations	(4,594)	(7%)	8,023	11%	19,722	26%

DIRECT:
Net sales	$86,714	100%	$94,190	100%	$39,172	100%
Gross profit	59,433	69%	65,406	69%	25,011	64%
Selling expenses	47,808	55%	46,165	49%	16,831	43%
Restructuring charges	213	0%	—	0%	—	0%
Income from continuing operations	11,412	13%	19,241	20%	8,180	21%

CORPORATE:
Unallocated net sales	$2,270		$1,766		$813
Unallocated general and administrative expenses	99,194		112,736		60,553
Restructuring charges	7,587		—		—
Unallocated pension curtailment and settlement gains	—		(14,783)		—
Unallocated trademark impairment	—		3,743		—
Loss from operations	(104,511)		(99,930)		(59,740)

CONSOLIDATED:
Net sales	$452,115	100%	$502,506	100%	$331,728	100.0%
Operating (loss) income from continuing operations	(7,380)	(2%)	(34,331)	(7%)	32,489	10%

Reclassifications – Certain reclassifications were made to the 2006 and 2005 Retail and Direct segment information in order to conform to the 2007 presentation. These reclassifications had no impact on consolidated net (loss) income as previously reported.

17.	INCOME (LOSS) PER COMMON SHARE

The following tables reconcile income (loss) from continuing operations per common share and income (loss) from continuing operations per common share assuming dilution:

	2007	2006	2005

(Loss) Income from continuing operations	$(15,827)	$(49,268)	$17,352
Weighted average number of shares outstanding	13,816,000	13,749,000	13,669,000
(Loss) Income per share from continuing operations – basic	$(1.15)	$(3.58)	$1.27

(Loss) Income from continuing operations	$(15,827)	$(49,268)	$17,352
Weighted average number of shares outstanding	13,816000	13,749,000	13,669,000
Dilutive impact of options outstanding	—	—	83,000

Weighted average number of shares and potential dilutive shares outstanding	13,816,000	13,749,000	13,752,000
(Loss) Income per share from continuing operations – assuming dilution	$(1.15)	$(3.58)	$1.26

Options to purchase 1,514,444, 1,923,909, and 865,949 shares of common stock were outstanding at December 29, 2007, December 30, 2006, and December 31, 2005, respectively, but were not included in the computation of income (loss) per common share assuming dilution because the exercise prices were greater than the average market price of the common stock. Also excluded from the computation of income (loss) per common share assuming dilution for the year ended December 29, 2007 were 0 options to purchase shares of common stock and 341,411 outstanding shares of nonvested restricted stock, which were excluded because they had an antidilutive effect on earnings per share.

18.	ENVIRONMENTAL MATTERS

As a result of the acquisition of Lenox, the Company is responsible for the cleanup and/or monitoring of two environmental sites located in New Jersey pursuant to an Administrative Consent Order and Memorandum of Understanding with the New Jersey Department of Environmental Protection (“NJDEP”). The Company is also responsible for monitoring solid waste management units at its Pomona, NJ manufacturing facility pursuant to a Hazardous & Solid Waste Amendment (“HSWA”) permit with the U.S. Environmental Protection Agency. The Company accrues for losses associated with environmental cleanup obligations when such losses are probable and can be reasonably estimated. The Company established letters of credit totaling $1,410 to secure its performance at these sites.

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

As of December 29, 2007, the Company estimated, based on engineering studies, total remediation and ongoing monitoring costs to be $3,279, including the effects of inflation. Accordingly, the Company recorded a liability of approximately $2,299 in other noncurrent liabilities, which represents the net present value of the estimated future costs discounted at 5.25%. In accordance with Statements of Position (SOP) 96-1, Environmental Remediation Liabilities, the Company measures this liability on a discounted basis as it believes the amount and timing of cash payments for the liability are reliably determinable. The estimated insurance recovery assets as of December 29, 2007 were $1,183 and are included in other assets.

19.	SUBSEQUENT EVENTS

On January 14, 2008, the Company announced the adoption of a stockholder rights plan, the Company’s year-end liquidity position and the commencement of a comprehensive review of strategic, financial and operational alternatives to enhance stockholder value, including a potential merger, sale of all or part of the Company or recapitalization of the Company. The Board of Directors has retained Berenson & Company LLC as its financial advisor to assist with this process. There can be no assurance that the exploration of strategic alternatives will result in any transaction. The Company does not anticipate any further public comment on this issue unless and until the Board of Directors deems it necessary and appropriate.

LENOX GROUP INC. AND SUBSIDIARIES

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Description	Balance Beginning of Period	Charged to Costs and Expenses	Other Changes			Deductions		Balance End of Period

Year ended December 29, 2007:
Allowance for doubtful accounts	$6,573	$4,909		$—		$5,965	(c)	$5,517
Allowance for sales returns and credits	6,883	21,295		—		22,155		6,023

	$13,456	$26,204	$			$28,120		$11,540

Year ended December 30, 2006:
Allowance for doubtful accounts	$6,866	$4,961		$20	(a)	$5,274	(c)	$6,573
Allowance for sales returns and credits	6,668	20,612		—		20,397		6,883

	$13,534	$25,573		$20		$25,671		$13,456

Year ended December 31, 2005:
Allowance for doubtful accounts	$5,051	$3,025		$2,729	(b)	$3,939	(c)	$6,866
Allowance for sales returns and credits	1,352	9,734		4,373	(b)	8,791		6,668

	$6,403	$12,759		$7,102	(b)	$12,730		$13,534

(a)	Purchase accounting adjustments.

(b)	Amounts acquired as part of the acquisition of Lenox, Incorporated.

(c)	Accounts determined to be uncollectible and charged against allowance account, net of collections on accounts previously charged against allowance account.

S-1