Form 10-Q
period 2008-03-29
LENOX GROUP INC
filed 2008-05-08
CIK 902270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 29, 2008

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

Indicate by check mark whether the registrant is a shell company (s defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

As of May 5, 2008, 14,370,896 shares of the registrant’s common stock, par value $.01 per share, were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LENOX GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands)

ASSETS
	March 29, 2008	December 29, 2007	March 31, 2007
Current Assets:
Cash and cash equivalents	$448	$3,081	$277
Accounts receivable, net	42,467	43,273	44,979
Inventories	92,708	84,415	96,210
Deferred taxes	16,915	17,347	13,900
Income tax receivable	9,634	10,114	13,235
Other current assets	8,428	8,405	7,915
Total current assets	170,600	166,635	176,516

Property and equipment, net	41,742	41,987	47,024
Trademarks, net	119,941	119,941	119,439
Other intangibles, net	11,491	11,984	13,562
Marketable securities	74	71	350
Other assets	10,844	11,488	9,461
Total Assets	$354,692	$352,106	$366,352

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$1,250	$1,250	$1,250
Borrowings on revolving credit facility	37,322	8,938	19,173
Accounts payable	28,087	31,836	32,132
Accrued compensation and benefits payable	8,253	8,727	7,450
Severance and restructuring reserves	1,364	2,756	4,750
Other current liabilities	5,559	8,826	6,211
Total current liabilities	81,835	62,333	70,966

Deferred compensation obligation	41	54	339
Pension obligations	14,052	15,788	28,329
Postretirement obligations	1,355	1,585	15,695
Deferred taxes	20,081	25,531	20,562
Long-term debt	98,250	98,500	46,450
Borrowings on revolving credit facility			42,178
Deferred gain on sale-leaseback	3,502	3,570	3,776
Other noncurrent liabilities	8,786	8,603	10,582
Commitments and contingencies (Note 12)	—	—	—
Stockholders’ equity	126,790	136,142	127,475
	$354,692	$352,106	$366,352

See notes to condensed consolidated financial statements.

LENOX GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share amounts)

	13 Weeks Ended March 29, 2008	13 Weeks Ended March 31, 2007

NET SALES	$71,397	$86,394
COST OF SALES	34,595	49,780
GROSS PROFIT	36,802	36,614

OPERATING EXPENSES
Selling, general and administrative	46,117	53,248
Restructuring charges	1,088	4,791

OPERATING LOSS	(10,403)	(21,425)

OTHER EXPENSE (INCOME)
Interest expense	3,286	2,828
Other, net	104	(13)

LOSS BEFORE INCOME TAXES	(13,793)	(24,240)

INCOME TAX BENEFIT	(4,742)	(11,245)

NET LOSS	$(9,051)	$(12,995)

NET LOSS PER SHARE – BASIC	$(0.65)	$(0.94)

NET LOSS PER SHARE – ASSUMING DILUTION	$(0.65)	$(0.94)

WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC	13,878	13,785
ASSUMING DILUTION	13,878	13,785

See notes to condensed consolidated financial statements.

LENOX GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	13 Weeks Ended March 29, 2008	13 Weeks Ended March 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash used in operating activities	$(28,203)	$(10,717)
Net cash used in operating activities	(28,203)	(10,717)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,791)	(1,944)
Proceeds from sale of assets	245	19
Acquisitions	—	(212)
Net cash used by investing activities	(2,546)	(2,137)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of debt amendment and refinancing costs	—	(204)
Excess tax benefits from stock-based compensation	—	(7)
Borrowings on revolving credit facility	100,900	56,673
Principal payments on revolving credit facility	(72,516)	(42,832)
Purchases of treasury stock	(12)	(13)
Principal payments on capital leases	(6)	(5)
Payments on long-term debt	(250)	(1,356)
Net cash provided by financing activities	28,116	12,256

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,633)	(598)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,081	875

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$448	$277

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Depreciation expense	$2,370	$3,243
Intangible amortization expense	493	573
Accrued capital expenditure purchases	624	142

Cash paid (received) for:
Interest	2,866	2,253
Income taxes	(480)	9

See notes to condensed consolidated financial statements

LENOX GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except per share amounts)

1.	Basis of Presentation

The Condensed Consolidated Balance Sheets as of March 29, 2008 and March 31, 2007, the Condensed Consolidated Statements of Operations for the 13 weeks ended March 29, 2008 and March 31, 2007 and the Condensed Consolidated Statements of Cash Flows for the 13 weeks ended March 29, 2008 and March 31, 2007 are unaudited. The Consolidated Balance Sheet as of December 29, 2007 was derived from audited consolidated financial statements, but does not include all disclosures required by Generally Accepted Accounting Principles in the United States of America.

In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements are included. Adjustments consist only of normal recurring items, except for any discussed in the notes below. Interim results are not necessarily indicative of results for a full year. The condensed consolidated financial statements and notes are presented in accordance with instructions for Form 10-Q, and therefore, do not contain certain information included in our consolidated annual financial statements and notes. The condensed consolidated financial statements and notes appearing in this report should be read in conjunction with the consolidated audited financial statements and related notes included in the Annual Report on Form 10-K for the year ended December 29, 2007 (“2007 Form 10-K”) filed by Lenox Group Inc. (the “Company”) with the Securities and Exchange Commission (“SEC”).

2.	New Accounting Standards

Recently Adopted Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 became effective for our financial assets and liabilities on January 1, 2008. The FASB has deferred the implementation of the provisions of SFAS No. 157 relating to certain nonfinancial assets and liabilities until January 1, 2009. SFAS No. 157 did not materially affect how we determine fair value.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits companies to measure many financial instruments and certain other items at fair value. SFAS No. 159 became effective for us on January 1, 2008. We have not elected the fair value option for any of our existing financial instruments on the effective date and have not determined whether or not we will elect this option for any eligible financial instruments we acquire in the future.

Recently Issued Accounting Standards

In March 2008, the FASB issued Statement of Financial Accounting Standards No 161 (“SFAS 161”), Disclosures about Derivative Instruments and Hedging Activities. SFAS 161 requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 Accounting for Derivative Instruments and Hedging Activities and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the impact, if any, that SFAS 161 will have on our consolidated financial statements.

In December 2007, the FASB issued Statement No. 141(R), Business Combinations (“SFAS 141R”). SFAS 141(R) established the principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141(R) also establishes rules for recognition and measurement of the goodwill acquired in the business combination and the gains from bargain purchases. SFAS No. 141R is effective for the Company in the first quarter of fiscal 2010. The Company is currently assessing the impact that SFAS No. 141R will have on its results of operations, financial position and cash flows.

3.	Stock-Based Compensation

We recognize compensation for share-based awards over the requisite service period. This is the period of time between the grant date and the awards’ stated vesting term. We recognize time-vesting compensation expense to operations over the applicable service periods and performance-vesting compensation expense over the applicable service period when it is probable the performance goals will be achieved.

Total share-based compensation expense (benefit) was $249 and $(922) for the 13 weeks ended March 29, 2008, and March 31, 2007, respectively. During the 13 weeks ended March 31, 2007, forfeiture of restricted stock with performance conditions that were not met resulted in a reduction of the associated expense.

The Company granted 255,000 restricted shares of common stock to executive officers, directors and employees during the 13 weeks ended March 29, 2008. Of these shares, 241,000 shares were performance-vesting and 14,000 shares were time-vesting. The weighted average price per share was $1.75 which represents the market price of the Company’s common stock on the date of the grant. The Company issued no restricted shares of common stock for the 13 weeks ended March 31, 2007. Total compensation expense (benefit) for non-vested restricted stock during the 13 weeks ended March 29, 2008, and March 31, 2007, was $110 and $(918), respectively.

During the 13 weeks ended March 29, 2008, 28,000 stock option awards were issued to directors. These stock option awards vest one year from the date of the grant and have an exercise price equal to the market price of the Company’s common stock on the date of the grant. No option awards were granted during the thirteen weeks ended March 31, 2007. Total compensation expense (benefit) for stock option awards for the 13 weeks ended March 29, 2008 and March 31, 2007 was $53 and $(4), respectively.

The Company estimates the fair value of each stock option using the Black-Scholes option pricing model. Assumptions used were:

13 weeks ended March 29, 2008
Risk-free interest rate	2.49
Expected dividend yield	0.0%
Expected stock volatility	51.0%
Expected life (in years)	6.0

The weighted average fair value of options granted during the 13 weeks ended March 29, 2008 was $.90.

The Company recognized $86 of share-based expense in the first quarter of 2008 related to directors compensation.

4.	Loss per Common Share

Net loss per common share is calculated by dividing net loss by the weighted average number of shares outstanding during the period. Net loss per common share assuming dilution reflects per share amounts that would have resulted had the Company’s dilutive outstanding stock options been converted to common stock. Restricted stock is considered outstanding on the date the stock becomes vested when computing net income (loss) per common share – basic. Restricted stock, to the extent it is probable that the stock will become vested, is considered outstanding on the grant date when computing net income (loss) per common share – assuming dilution. Stock options and unvested restricted shares totaling 320 and 211 for the 13 weeks ended March 29, 2008 and March 31, 2007, respectively, were considered anti-dilutive and excluded from the computation of common equivalent shares because the Company reported a net loss.

5.	Severance and Restructuring Costs

During the first quarter of 2007, the Company engaged Carl Marks Advisory Group LLC to identify and implement business improvements and operational changes. Restructuring activities initiated during 2007 included the announcement of the planned closing of the Company’s distribution center located in Rogers, MN in late 2007 (with distribution activities to be transferred to the Company’s distribution center located in Hagerstown, MD), the sale of the Company’s sterling silver product line and closure of the Company’s sterling silver manufacturing facility located in Pomona, NJ and changes in and consolidation of our management and operations structure (described as general restructuring below). The Company incurred $9,540 of severance and restructuring costs related to these activities in 2007. These costs were included in the restructuring charges in the Condensed Consolidated Statement of Operations for 2007. For the 13 weeks ended March 29, 2008, the Company incurred an additional $1,088 of severance and restructuring costs related to these activities.

The table below shows a reconciliation of the severance and restructuring reserve activity through the first quarter of 2008:

	Plant and Distribution Center Closings		General Restructuring
	Severance	Other	Severance	Other	Total Reserves
Balance, December 29, 2007	$704	$267	$1,745	$40	$2,756
Costs incurred	10	1,058	20	—	1,088
Payments and other	(339)	(1,126)	(1,015)	—	(2,480)
Balance, March 29, 2008	$375	$199	$750	$40	$1,364

The total estimated costs expected to be incurred related to the plant and distribution center closings and the general restructuring that were initiated during 2007, including costs incurred during the 13 weeks ended March 29, 2008, were as follows:

		Costs Incurred
	Total costs expected	13 weeks ended March 29, 2008	Cumulative through March 29, 2008

Plant and Distribution Center Closings	$3,528	$1,068	$3,528
General Restructuring	7,100	20	7,100
	$10,628	$1,088	$10,628

The additional costs incurred during the 13 weeks ended March 29, 2008 with respect to Plant and Distribution Center closings were principally severance and exit costs associated with the closure of the Company’s Rogers Distribution Center. The additional general restructuring costs related primarily to severance costs related to retail store closings.

These costs are allocable to reportable segments as follows:

		Costs Incurred
	Total costs expected	13 weeks ended March 29, 2008	Cumulative through March 29, 2008

Wholesale	$542	$—	$542
Retail	1,213	15	1,213
Direct	218	5	218
Corporate	8,655	1,068	8,655
	$10,628	$1,088	$10,628

6.	Concentrations

At March 29, 2008, one customer accounted for approximately 15% of the Company’s total accounts receivable. For the 13 weeks ended March 29, 2008, this same customer accounted for approximately 14% of the Company’s total net sales.

7.	Inventories

Inventories were comprised of:

	March 29, 2008	December 29, 2007	March 31, 2007
Raw materials	$2,628	$2,655	$2,964
Work-in-process	3,209	3,925	4,865
Finished goods	86,871	77,835	88,381
Total inventories	$92,708	$84,415	$96,210

The Company terminated its precious metals consignment arrangement in the second quarter of 2007, at which time the Company purchased the remaining outstanding silver inventory balance at a cost of $4,617. The Company sold its sterling silver product line and its entire related sterling silver inventory during the third quarter of 2007.

8.	Comprehensive Loss

Comprehensive loss and its components, net of tax, were as follows:

	13 weeks ended
	March 29, 2008	March 31, 2007
Net loss	$(9,051)	$(12,995)
Changes in cumulative foreign currency translation adjustment	2	(14)
Adjustment to pension and postretirement plan liabilities	(503)	(319)
Comprehensive loss	$(9,552)	$(13,328)

9.	Trademarks and Other Intangible Assets

Intangible assets, other than goodwill, are comprised of the following:

	March 29, 2008			December 29, 2007			March 31, 2007
	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net

Finite-life intangible assets
Customer relationships	$15,300	$(4,267)	$11,033	$15,300	$(3,854)	$11,446	$15,300	$(2,615)	$12,685
Favorable lease interests	2,542	(2,284)	258	2,542	(2,238)	304	2,542	(2,005)	537
Non-compete agreements	2,705	(2,505)	200	2,705	(2,471)	234	2,705	(2,365)	340
Indefinite-life intangible assets	20,547	(9,056)	11,491	20,547	(8,563)	11,984	20,547	(6,985)	13,562

Trademarks	124,080	(4,139)	119,941	124,080	(4,139)	119,941	123,578	(4,139)	119,439
Total Intangibles	$144,627	$(13,195)	$131,432	$144,627	$(12,702)	$131,925	$144,125	$(11,124)	$133,001

During 2007, finalization of the purchase price allocation related to the Willitts acquisition resulted in an increase of $127 to indefinite-lived trademarks and a decrease of $127 to tangible assets. During 2007, the Company also paid or accrued additional “earnout” payments to Willitts for achieving certain performance thresholds. These “earnout” payments resulted in an increase in indefinite-lived trademarks of $1,022.

During the second quarter of 2007, as part of the sale of certain of the Gorham sterling silver assets, the Company evaluated the Gorham trademark. Based on the results of this evaluation, the Company determined that $647 of indefinite-life trademarks were to be included as part of the sale transaction that took place in the third quarter.

Intangible asset amortization expense for the 13 weeks ended March 29, 2008 was $493 compared to $573 for the 13 weeks ended March 31, 2007.

Expected future amortization expense for finite-lived intangible assets is as follows:

2008 (full year)	$1,938
2009	1,846
2010	1,560
2011	1,242
Thereafter	5,398
$11,984

The above amortization expense forecast is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, impairment of intangible assets, accelerated amortization of intangible assets and other events.

10.	Debt

Debt and the average interest rate on debt outstanding are summarized as follows:

	March 29, 2008			December 29, 2007			March 31, 2007
	Total	Current	Non current	Total	Current	Non current	Total	Current	Non current
Revolving credit facility 7.50%	$37,322	$37,322	$—	$8,938	$8,938	$—	$61,351	$19,173	$42,178

Note payable to Maryland Department of Business and Economic Development 3%	150	—	150	150	—	150	150	150	—

Note payable to the County Commissioners of Washington County, Maryland 0%	100	—	100	100	—	100	100	100	—

Term loan facility 7.75%	99,250	1,250	98,000	99,500	1,250	98,250	47,450	1,000	46,450
Total debt	$136,822	$38,572	$98,250	$108,688	$10,188	$98,500	$109,051	$20,423	$88,628

The note payable to the Maryland Department of Business and Economic Development is a conditional promissory note that accrues interest at 3% per year. The principal and interest payments were deferred until December 31, 2008 and thereafter are subject to multiple maturity dates determined by the Company’s employment levels at the Hagerstown, MD distribution facility. The Company is also required to make a minimum capital investment to the distribution facility by December 31, 2008 in order to maintain this deferral status. The Company expects to meet the amended terms to allow for deferral of principal and interest payments through its next fiscal year. Accordingly, the note was classified as noncurrent long-term debt as of March 29, 2008.

The note payable to the County Commissioners of Washington County, Maryland is a conditional grant agreement that bears no interest charges. The principal payments were deferred until December 31, 2008 and thereafter are subject to multiple maturity dates determined by the Company’s employment levels at the Hagerstown, MD distribution facility. The Company is also required to make a minimum capital investment to the distribution facility by December 31, 2008 in order to maintain this deferral status. The Company expects to meet the amended terms to allow for deferral of principal payments through its next fiscal year. Accordingly, the note was classified as noncurrent long-term debt as of March 29, 2008.

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

Total fees and expenses incurred by the Company in connection with the refinancing were $9.7 million (inclusive of the $9.2 million paid out of the proceeds of the amended and restated term loan facility), of which $7.0 million was capitalized and $2.7 million was included as loss on refinancing of debt during the second quarter of 2007 in accordance with EITF 98-14, Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements (“EITF 98-14”), and EITF 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments (“EITF 98-19”). Based on these same criteria, the Company recognized an additional $3.2 million loss on refinancing of debt during the second quarter of 2007 to write-off portions of the previously capitalized loan costs.

Borrowings under the amended and restated revolving credit facility are subject to certain borrowing base limitations, and the Company’s borrowing capacity fluctuates during the year based upon accounts receivable and inventory levels. As of March 29, 2008, the Company’s borrowing capacity under the amended and restated revolving credit facility was $67.6 million, of which $21.1 million was available for additional borrowings or letters of credit at such date.

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

During the quarter ended September 29, 2007, the Company announced that it is discontinuing post-65 retiree medical and life insurance coverage for all current participants (except for eight retirees and their dependents which have individual agreements with the Company) effective September 1, 2007. In accordance with SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, the Company accounted for this discontinuation as a negative plan amendment, remeasured its obligation as of August 31, 2007, and reflected a negative prior service cost which is being amortized into net periodic benefit cost pursuant to the Company’s historical accounting policy.

Components of net periodic benefit cost for the 13 weeks ended March 29, 2008 and March 31, 2007 were as follows:

	13 weeks ended
	Pension Benefits		Medical and Life Insurance Benefits
	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007
Service cost	$113	$—	$—	$—
Interest cost	2,386	2,263	26	237
Expected return on assets	(2,870)	(2,667)	—	—
Amortization of prior service cost	—	—	(345)	(175)
Amortization of gain	(444)	(298)	(41)	(41)
Net periodic benefit cost	$(815)	$(702)	$(360)	$21

12.	Commitments and Contingencies

Legal Proceedings

(A) In Re Tableware Antitrust Litigation — In August 2004, plaintiffs purporting to represent a class of consumers who purchased tableware sold in the United States filed suit against Federated Department Stores, the May Department Stores Company, Waterford Wedgwood U.S.A. and Lenox, Incorporated (“Lenox”) in United States District Court for the Northern District of California. In November 2004, plaintiffs filed a consolidated amended complaint alleging that, for the period beginning at least as early as May 1, 2001, through the filing of the amended complaint on November 12, 2004, defendants violated Section 1 of the Sherman Act by conspiring to fix prices and to boycott sales to Bed, Bath & Beyond (hereinafter the “Action”). Plaintiffs sought to recover an undisclosed amount of damages, trebled in accordance with antitrust laws, as well as costs, attorney’s fees and injunctive relief.

On February 22, 2007, without admitting any violation of any statute or law or any liability or wrongdoing whatsoever, Lenox entered into a settlement agreement with the plaintiff class representatives. Pursuant to the terms of the settlement agreement, Lenox has paid $500 in return for which Lenox and its affiliates were completely released from any and all claims, demands and actions concerning the Action and any claims that could have been alleged in the Action. The court approved the settlement agreement by opinion and order dated November 25, 2007, by which the Action was dismissed with prejudice.

(B) Curiale v. Lenox Group Inc. — On April 12, 2007, Amanda Curiale filed a complaint in the United States District Court for the Eastern District of Pennsylvania, which is a purported class action alleging that the Company willfully violated the Federal Fair and Accurate Credit Transactions Act (“FACTA”) by continuing to print after December 1, 2006 the expiration dates on receipts provided to debit card and credit cardholders transacting business with the Company (hereinafter the “FACTA Litigation”). The Company understands that similar complaints have been filed against a large number of retailers. The plaintiff seeks, on behalf of herself and the class, statutory damages of not less than one hundred dollars and not more than one thousand dollars for each violation, as well as unspecified punitive damages, costs and attorneys’ fees and a permanent injunction from further engaging in violations of FACTA.

On September 20, 2007, the parties held an all-day mediation session and reached a tentative settlement which is subject to the parties signing a definitive settlement agreement and court approval. Under the terms of the settlement, Lenox denies all claims as to liability, damages, penalties, interest, fees, restitution and all other forms of relief sought in the FACTA Litigation. Pursuant to the terms of the proposed settlement, the Company will pay approximately $128 for attorney’s fees and costs, a charitable contribution and a plaintiff’s incentive fee, and will provide participating claimants with a coupon off a future purchase or a free product through Company-operated retail stores. In return, the Company and its affiliates will be completely released from any and all claims, demands and actions concerning the FACTA Litigation and any claims that could have been alleged in the FACTA litigation.

(C) Period Design, Inc. v. D56, Inc. (“D56”) — D56 is a subsidiary of the Company. Plaintiff alleges a breach of contract claim and seeks compensatory damages based upon D56’s alleged failure to pay royalties alleged to be due Period Design, Inc. on various products marketed and sold by D56, together with pre-judgment interest thereon. The matter was tried before the Minnesota State District Court (Hennepin County) from February 17 through February 28, 2008. The parties are in the process of filing post-trial submissions, and anticipate a decision by the Court in late May 2008. The Company believes that it has adequately accrued for liabilities related to this case.

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

13.	Segments of the Company and Related Information

The Company has three reportable segments – Wholesale, Retail and Direct. Although the product produced and sold for each segment is similar, the types of customers for the product and the methods used to distribute the product are different. The segmentation of these operations also reflects how the Company’s chief executive officer currently reviews the results of these operations. Operating income (loss) for each operating segment includes specifically identifiable operating costs such as cost of sales and selling expenses. General and administrative expenses are generally not allocated to specific operating segments and are therefore reflected in the Corporate category. Other components of the statement of operations, which are classified below operating income (loss), are also not allocated by segment. In addition, the Company does not account for or report assets, capital expenditures or certain depreciation and amortization by segment. All transactions between operating segments have been eliminated and are not included in the following table.

	13 WEEKS ENDED MARCH 29, 2008	% of net sales	13 WEEKS ENDED MARCH 31, 2007	% of net sales
WHOLESALE:
Net sales	$44,810	100	$50,295	100
Gross profit	20,719	46	18,630	37
Selling expenses	8,795	20	8,233	16
Restructuring charges	—	—	601	1
Operating income	11,924	27	9,796	20

RETAIL:
Net sales	$9,194	100	$16,353	100
Gross profit	4,356	47	4,726	29
Selling expenses	6,655	72	8,094	50
Restructuring charges	15	—	353	2
Operating loss	(2,314)	(25)	(3,721)	(23)

DIRECT:
Net sales	$17,187	100	$19,124	100
Gross profit	11,521	67	12,637	66
Selling expenses	9,184	53	11,193	59
Restructuring charges	5	—	—	—
Operating income	2,332	14	1,444	8

CORPORATE:
Unallocated net sales	$206		$622
Unallocated G&A expenses	21,483		25,729
Restructuring charges	1,068		3,837
Operating loss	(22,345)		(28,944)

CONSOLIDATED:
Net sales	$71,397	100	$86,394	100
Operating loss	(10,403)	(15)	(21,425)	(25)

14.	Subsequent events

On May 8, 2008, the Company was notified by the NYSE Regulation Inc. that the common stock of Lenox Group Inc. will be suspended prior to the market opening on Friday, May 16, 2008 because the Company had fallen below the New York Stock Exchange’s continued listing standard regarding average global market capitalization over a consecutive 30 day trading period of not less than $25 million. The NYSE has submitted an application to the U.S. Securities and Exchange Commission to delist the issue, which we expect to occur following completion of standard procedures.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

This Item should be read in conjunction with the Condensed Consolidated Financial Statements and the related notes, particularly Note 13, presented earlier in this Quarterly Report on Form 10-Q. Other components of the Condensed Consolidated Statement of Operations which are classified below Operating Income (i.e. interest expense, income tax expense (benefit), etc.) are not allocated by segment and are discussed separately.

Comparison of Results of Operations for the Quarter Ended March 29, 2008 to the Quarter Ended March 31, 2007.

Wholesale

Net sales decreased $5.5 million, or 11%, in the first quarter of 2008, compared with the same period in 2007. The decrease is reflective of the current retail environment as well as a reduction in liquidation sales versus last year. Gorham sales decreased in part due to the sale of the sterling silver product line that occurred in 2007. Sales of Department 56 branded product increased year-over-year due to our decision to bring in inventory earlier than last year to fill orders that were not shipped until the second quarter of 2007.

Gross profit increased $2.1 million in the first quarter of 2008 as compared to the first quarter of 2007. Gross profit as a percentage of net sales was 46% and 37% in the first quarter of 2008 and 2007, respectively. The increase in gross profit dollars and gross profit percentage was due primarily to a mix of higher gross margin products sold in the first quarter of 2008 as well as sourcing and Kinston factory improvements. Sales in the prior year’s comparable quarter also included significant liquidation merchandise.

Selling expenses were 20% of net sales in the first quarter of 2008 compared to 16% in the first quarter of 2007. The higher rate reflects slightly higher selling and advertising expense on a lower sales base.

Results in the first quarter of 2008 benefited by not recording any restructuring expense compared to $0.6 million in 2007.

Operating income increased in the first quarter of 2008 by $2.1 million as compared to the comparable period in 2007, primarily due to the improvement in gross margin as described above.

Retail

Net sales decreased $7.2 million, or 44%, in the first quarter of 2008 compared with the same period in 2007. This decrease was primarily due to the negative impact of a 38% reduction in same store sales. Sales in 2007 were driven by excessive sales price reductions to liquidate excess merchandise. A more normalized mix of first quality, go-forward and excess merchandise in 2008, resulted in lower sales with improved margins. In addition, the soft retail economic environment and lower outlet mall and store traffic were significant factors in the same store sales decrease. An average of five fewer retail stores in the first quarter of 2008 as compared to the comparable prior year period, also contributed to the decrease.

Gross profit decreased only $0.4 million in the first quarter of 2008 compared to the first quarter of 2007 despite the significant sales volume decrease. Gross profit as a percentage of net sales was 47% in the first quarter of 2008 versus 29% in the first quarter of 2007. The increase in gross profit percentage was primarily due to a heavier mix of high gross margin first quality and go-forward merchandise sold in the first quarter of 2008 as compared to lower gross margin excess merchandise sold in the first quarter of 2007.

Selling expenses decreased $1.4 million in the first quarter of 2008 compared to the same period in 2007, primarily as a result of fewer stores. Selling expenses increased as a percentage of net sales from 50% in the first quarter of 2007 to 72% in the first quarter of 2008. The higher expense rate reflects reduced operating expenses on a significantly smaller sales base.

2008 results benefited by recording minimal restructuring expense in the quarter, compared to $0.4 million in 2007, related to the closure of one retail store.

Operating loss was $1.4 million less in the first quarter of 2008 as compared to the first quarter of 2007 due to the gross margin improvements.

Direct

Net sales decreased $1.9 million or 10% in the first quarter of 2008 as compared to the same period in 2007. The decrease was primarily due to a planned decline in the direct mail business as a result of a decision to reduce promotion frequency to increase customer response rates to direct mail advertising campaigns. Lower catalog sales also contributed to the decrease. An increase in internet sales partially offset the decrease in sales.

Gross profit decreased $1.1 million in the first quarter of 2008 as compared to the first quarter of 2007, due to the decrease in sales volume. Gross profit as a percentage of sales was 67% and 66% in the first quarter of 2008 and 2007, respectively. This increase in gross profit as a percentage of sales was primarily due to an improvement in merchandise mix.

Selling expenses decreased by $2.0 million or 18% in the first quarter of 2008 compared to the same period in 2007. As a result, selling expense as a percentage of net sales decreased six percentage points from 59% in 2007 to 53% in 2008. This decrease in selling expense in 2008 as a percentage of net sales was primarily due to a planned decrease in advertising spending to eliminate programs with low customer response rates.

Operating income increased by $0.9 million or 62% in the first quarter of 2008 compared to the same period in 2007 due primarily to lower selling expenses partially offset by the decrease in sales volume.

Corporate

Net sales of $0.2 million represents revenue from the licensing of the Lenox brand and were $0.4 million lower in the first quarter of 2008 compared to the same period in 2007, which was largely timing related.

General and administrative expenses decreased by $4.2 million or 17% in the first quarter of 2008 as compared to the same period in 2007. This decrease was primarily due to $2.7 million in lower base and incentive compensation and $0.5 million in pension and post retirement expense savings. An additional decrease of $2.2 million resulted principally from reduced distribution costs, primarily the result of the Rogers warehouse closure, decreased variable costs due to the sales volume decline, lower executive management costs and various other cost reductions. These decreases were partially offset by a $1.2 million increase in equity compensation expense in the first quarter of 2008 as compared to the first quarter of 2007. The first quarter of 2007 benefited from a reversal of equity compensation expense related to certain performance shares which did not re-occur in the first quarter of 2008.

Restructuring charges of $1.1 million in the first quarter of 2008 were principally related to the closure of the Rogers, MN distribution center. Restructuring charges of $3.8 million in 2007 were comprised of $3.0 million in workforce and management severance expense and $0.8 million associated with facility closures.

Provision for Income Taxes

The effective income tax rate was 34% in the first quarter of 2008 compared to 46% in the first quarter of 2007. The higher 2007 effective income tax rate was principally due to the reversal of $1.8 million of tax accruals as a result of the expiration of the applicable statue of limitations. The effective rate in 2008 was further reduced by the impact of the changes in the current year State tax positions.

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

The Company believes its current cash and liquidity available under its amended and restated revolving credit facility will be sufficient to finance working capital needs, capital expenditures and contractual obligations for the remainder of fiscal 2008, based on current forecasted levels of operations.

Cash Flows from Operations

In the first three months of 2008, operations consumed $28.2 million in cash compared to $10.7 million in the first three months of 2007. The operating cash flow in the first three months of both years reflects the seasonal working capital requirements of the business as noted above. The $17.5 million increase in cash used in operating activities was principally due to higher working capital requirements in the first three months of 2008 compared to the same period in 2007. In 2007, the liquidation of excess merchandise provided cash. This liquidation event was not repeated in 2008 resulting in an increase in working capital. Lower cash collections from outstanding accounts receivable in the first quarter of 2008 compared to the first quarter of 2007, as a result of lower sales, also contributed to the year-on-year increase in working capital.

Cash Flows from Investing Activities

In the first three months of 2008, the Company used $2.5 million of net cash in investing activities, due principally to capital investments in distribution and manufacturing operations, as well as technology infrastructure. For the first three months of 2007, investing activities used $2.1 million in cash related principally to capital investment.

Cash Flows from Financing Activities

The Company had net borrowings of $28.4 million under its revolving credit facility to fund operations in the first three months of 2008 compared to borrowings of $13.8 million for the same period in 2007. The $14.6 million increase in borrowings resulted principally from higher working capital needs as discussed above.

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

Total fees and expenses incurred by the Company in connection with the refinancing were $9.7 million (inclusive of the $9.2 million paid out of the proceeds of the amended and restated term loan facility), of which $7.0 million was capitalized and $2.7 million was included as loss on refinancing of debt during the second quarter of 2007 in accordance with EITF 98-14, Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements (“EITF 98-14”), and EITF 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments (“EITF 96-19”). Based on these same criteria, the Company recognized an additional $3.2 million of loss on early extinguishment of debt during the second quarter of 2007 to write-off portions of the previously capitalized loan costs.

Borrowings under the amended and restated revolving credit facility are subject to certain borrowing base limitations, and the Company’s borrowing capacity fluctuates during the year based upon accounts receivable and inventory levels. As of March 29, 2008, the Company’s borrowing capacity under the amended and restated revolving credit facility was $67.6 million, of which $21.1 million was available for additional borrowings or letters of credit at such date.

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

The amended and restated credit facilities contain customary financial conditions and covenants, including restrictions on additional indebtedness, liens, investments, capital expenditures, issuances of capital stock and dividends. The amended and restated credit facilities also require maintenance of minimum levels of fixed charge coverage and maximum levels of leverage, in each case at the end of each fiscal quarter. The Company was in compliance with all financial covenants as of March 29, 2008.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

As of March 29, 2008, the Company is obligated to make cash payments in connection with its debt obligations, operating leases, purchase commitments, capital leases, environmental remediation costs and royalty guarantees in the amounts listed below. The contractual obligation table below excludes the Company’s FIN 48 liabilities of $1,308 because the Company cannot make a reasonable estimate of the timing of the related cash payment. The Company has no unrecorded obligations other than the items noted in the following table:

	Payments due (in thousands)
	2008 (Q2-Q4)	2009	2010	2011	2012	Thereafter	Total
Revolving Credit Facility[1,2]	$37,322	$—	$—	$—	$—	$—	$37,322
Long-term Debt[2]	1,000	1,000	1,000	1,000	750	94,750	99,500
Operating Leases	10,474	13,259	11,809	10,367	8,852	44,314	99,075
Purchase Commitments[3]	37,724	—	—	—	—	—	37,724
Capital leases	4		—	—	—	—	4
Environmental Costs[4]	293	214	209	205	290	973	2,184
Royalty Guarantees[5]	126	262	223	25	—	—	636
Total	$86,943	$14,735	$13,241	$11,597	$9,892	$140,037	$276,445

1 The Company’s borrowings under the revolving credit facility are classified as current liabilities on the Consolidated Balance Sheets in accordance with Emerging Issues Task Force Issue No. 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement.

2 In addition to the principal payments on debt included in the summary of significant contractual obligations, the Company will incur interest expense on outstanding variable rate debt. All amounts outstanding under the revolving and term loan credit facilities are variable interest rate debt with weighted average interest rates as of March 29, 2008 of 5.12 % and 7.75%, respectively.

3 The Company is committed to pay suppliers of product under the terms of open purchase orders issued in the normal course of business.

4 The Company is responsible for the cleanup and/or monitoring of two environmental sites located in New Jersey.

5 The Company is committed to pay licensors under the terms of license agreements entered into in the normal course of business.

Other than noted in the above table, there were no other material changes in contractual obligations from those disclosed in the Company’s 2007 Form 10-K.

CRITICAL ACCOUNTING POLICIES

There were no material changes in the Company’s critical accounting policies from those described in the Company’s 2007 Annual report of Form 10-K.

FORWARD-LOOKING STATEMENTS

Any conclusions or expectations expressed in, or drawn from, the statements in this filing concerning matters that are not historical corporate financial results are “forward-looking statements”, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. These statements are based on management’s estimates, assumptions and projections as of today and are not guarantees of future performance. Such risks and uncertainties that could affect performance include, but are not limited to, the ability of the Company to: (1) integrate certain Lenox and Department 56 operations, including the consolidation and transfer of all financial responsibilities and controls into one company-wide finance department to be located in the Company’s Bristol, Pennsylvania offices; (2) achieve revenue or cost synergies; (3) generate cash flow to pay off outstanding debt and remain in compliance with the terms of its new credit facilities; (4) successfully complete its operational improvements, including improving inventory management and making the supply chain more efficient; (5) retain key employees; (6) maintain and develop cost effective relationships with foreign manufacturing sources; (7) maintain the confidence of and service effectively key wholesale customers; (8) manage currency exchange risk and interest rate changes on the Company’s variable debt; (9) identify, hire and retain quality designers, sculptors and artistic talent to design and develop products which appeal to changing consumer preferences; (10) successfully implement a strategic alternative; (11) forecast and react to consumer demand in a challenging economic environment; and (12) manage litigation risk in a cost effective manner. Actual results may vary materially from forward-looking statements and the assumptions on which they are based. The Company undertakes no obligation to update or publish in the future any forward-looking statements. Also, please read the bases, assumptions and factors set out in Part II, Item 1A of this Form 10-Q and in Item 1A in the Company’s 2007 Form 10-K filed under the Securities Exchange Act of 1934, all of which is incorporated herein by reference and applicable to the forward-looking statements set forth herein.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

There has been no significant change in the Company’s exposure to market risk since the end of fiscal 2007. The Company’s market risks relate primarily to changes in interest rates and currency exchange rates. See Item 7A in the Company’s 2007 Form 10-K for a discussion of these market risks.

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

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings

(A) In Re Tableware Antitrust Litigation — In August 2004, plaintiffs purporting to represent a class of consumers who purchased tableware sold in the United States filed suit against Federated Department Stores, the May Department Stores Company, Waterford Wedgwood U.S.A. and Lenox, Incorporated (“Lenox”) in United States District Court for the Northern District of California. In November 2004, plaintiffs filed a consolidated amended complaint alleging that, for the period beginning at least as early as May 1, 2001, through the filing of the amended complaint on November 12, 2004, defendants violated Section 1 of the Sherman Act by conspiring to fix prices and to boycott sales to Bed, Bath & Beyond (hereinafter the “Action”). Plaintiffs sought to recover an undisclosed amount of damages, trebled in accordance with antitrust laws, as well as costs, attorney’s fees and injunctive relief.

On February 22, 2007, without admitting any violation of any statute or law or any liability or wrongdoing whatsoever, Lenox entered into a settlement agreement with the plaintiff class representatives. Pursuant to the terms of the settlement agreement, Lenox has paid $500 in return for which Lenox and its affiliates were completely released from any and all claims, demands and actions concerning the Action and any claims that could have been alleged in the Action. The court approved the settlement agreement by opinion and order dated November 25, 2007, by which the Action was dismissed with prejudice.

(B) Curiale v. Lenox Group Inc. — On April 12, 2007, Amanda Curiale filed a complaint in the United States District Court for the Eastern District of Pennsylvania, which is a purported class action alleging that the Company willfully violated the Federal Fair and Accurate Credit Transactions Act (“FACTA”) by continuing to print after December 1, 2006 the expiration dates on receipts provided to debit card and credit cardholders transacting business with the Company (hereinafter the “FACTA Litigation”). The Company understands that similar complaints have been filed against a large number of retailers. The plaintiff seeks, on behalf of herself and the class, statutory damages of not less than one hundred dollars and not more than one thousand dollars for each violation, as well as unspecified punitive damages, costs and attorneys’ fees and a permanent injunction from further engaging in violations of FACTA.

On September 20, 2007, the parties held an all-day meditation session and reached a tentative settlement which is subject to the parties signing a definitive settlement agreement and court approval. Under the terms of the settlement, Lenox denies all claims as to liability, damages, penalties, interest, fees, restitution and all other forms of relief sought in the FACTA Litigation. Pursuant to the terms of the proposed settlement, the Company will pay approximately $128 for attorney’s fees and costs, a charitable contribution and a plaintiff’s incentive fee, and will provide participating claimants with a coupon off a future purchase or a free product through Company-operated retail stores. In return, the Company and its affiliates will be completely released from any and all claims, demands and actions concerning the FACTA Litigation and any claims that could have been alleged in the FACTA litigation.

(C) Period Design, Inc. v. D56, Inc. (“D56”) — D56 is a subsidiary of the Company. Plaintiff alleges a breach of contract claim and seeks compensatory damages based upon D56’s alleged failure to pay royalties alleged to be due Period Design, Inc. on various products marketed and sold by D56, together with pre-judgment interest thereon. The matter was tried before the Minnesota State District Court (Hennepin County) from February 17 through February 28, 2008. The parties are in the process of filing post-trial submissions, and anticipate a decision by the Court in late May 2008. The Company believes that it has adequately accrued for liabilities related to this case.

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

Item 1A.   Risk Factors

In addition to the risk discussed below and other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A of the Company’s 2007 Form 10-K, which could have a material impact on the Company’s business, financial condition or results of operations. The risks described below and in the Company’s 2007 Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not presently known to the Company or that the Company currently believes to be immaterial may also adversely affect the Company’s business, financial condition or results of operations.

If the common stock of Lenox Group Inc. is delisted from the NYSE, it could affect its market price and tradability and reduce our ability to raise capital.

As a result of our inability to meet an average global market capitalization standard to maintain the listing of our common stock on the NYSE, our common stock will be suspended from trading on the NYSE effective May 16, 2008. An application has been submitted by the NYSE to the U.S. Securities and Exchange Commission to delist our common stock from the NYSE. If delisting occurs, it could be more difficult to buy or sell our common stock and the price of our stock could decline. Delisting could also affect our ability to raise capital

Item 4.    Submission of Matters to a Vote of Security Holders

None

Item 6.   Exhibits

3.1

Restated Certificate of Incorporation of the Company. (Incorporated herein by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31 2005. SEC File No. 1-11908.)

3.2

Certificate of Designations of Series A Junior Participating Preferred Stock (Incorporated herein by reference to Exhibit A of Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed January 14, 2008, SEC File No. 1-11908)

3.3	Restated By-Laws of the Company. (Incorporated herein by reference to Exhibit 3.3 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. SEC File No. 1-11908).
4.1

Specimen Form of Company’s Common Stock Certificate (Incorporated herein by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007, SEC File No. 1-11908).

4.2

Rights Agreement, dated as of January 14, 2008 between Lenox Group Inc. and Wells Fargo Bank, National Association, as Rights Agent, including the form of Certificate of Designations of Series A Junior Participating Preferred Stock, the forms of Right Certificate, Assignment and Election to Purchase, and the Summary of Rights attached thereto as Exhibits A, B and C, respectively. (Incorporated herein by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on January 14, 2008, SEC File No. 1-11908.)

10.1

Amendment No. 3 dated January 28, 2008 to the Consulting Agreement dated January 4, 2007, by and between the Company and Carl Marks Advisory Group LLC. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on January 31, 2008, SEC File No. 1-11908).

10.2	Form of Retention Agreement. (Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on January 31, 2008, SEC File No. 1-11908).†
10.3

Form of Amendment No. 1 to the Letter Agreement dated as of November 9, 2007, by and between the Company and Fred Spivak. (Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on January 31, 2008, SEC File No. 1-11908).†

10.4

Form of Amendment to Restricted Stock Agreement for Directors (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 28, 2008, SEC File No. 1-11908).†

11.1	Computation of net loss per share.*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith

† Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LENOX GROUP INC.

Date:	May 8, 2008	/s/ Marc L. Pfefferle
Marc L. Pfefferle
Chief Executive Officer
(Principal Executive Officer)

Date:	May 8, 2008	/s/ Fred Spivak
Fred Spivak
Chief Financial Officer
Chief Operating Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

11.1	Computation of net loss per share

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302of the Sarbanes-Oxley Act of 2002

32.1	Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002