Form 10-Q
period 2008-06-28
LENOX GROUP INC
filed 2008-08-07
CIK 902270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 28, 2008

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

Large accelerated filer ☐	Accelerated filer ☒	Smaller reporting company ☒

Non-accelerated filer ☐	(Do not check if a smaller reporting company.)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of August 4, 2008, 14,429,998 shares of the registrant’s common stock, par value $.01 per share, were outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

LENOX GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands)

ASSETS

	June 28, 2008	December 29, 2007	June 30, 2007
Current Assets:
Cash and cash equivalents	$385	$3,081	$254
Accounts receivable, net	53,913	43,273	62,407
Inventories	109,928	84,415	109,585
Assets held for sale	—		6,604
Deferred taxes	1,259	17,347	16,328
Income tax receivable	9,608	10,114	16,052
Other current assets	6,976	8,405	7,251
Total current assets	182,069	166,635	218,481

Property and equipment, net	38,163	41,987	42,979
Assets held for sale	—	—	1,494
Trademarks, net	105,715	119,941	119,092
Other intangibles, net	11,003	11,984	13,017
Marketable securities	20	71	340
Other assets	10,304	11,488	12,392
Total Assets	$347,274	$352,106	$407,795

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 28, 2008	December 29, 2007	June 30, 2007
Current liabilities:
Current portion of long-term debt	$1,250	$1,250	$1,250
Borrowings on revolving credit facility	69,927	8,938	68,249
Accounts payable	31,100	31,836	29,415
Accrued compensation and benefits payable	7,356	8,727	6,683
Severance and restructuring reserves	1,000	2,756	5,425
Other current liabilities	6,354	8,826	7,777
Total current liabilities	116,987	62,333	118,799

Deferred compensation obligation	—	54	328
Pension obligations	12,139	15,788	26,214
Postretirement obligations	1,356	1,585	15,373
Deferred taxes	31,440	25,531	18,484
Long-term debt	98,000	98,500	98,750
Deferred gain on sale-leaseback	3,433	3,570	3,708
Other noncurrent liabilities	8,802	8,603	10,050
Total stockholder’s equity	75,117	136,142	116,089
	$347,274	$352,106	$407,795

See notes to condensed consolidated financial statements.

LENOX GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share amounts)

	13 Weeks Ended June 28, 2008	13 Weeks Ended June 30, 2007

NET SALES	$76,209	$92,971
COST OF SALES	37,355	49,658

GROSS PROFIT	38,854	43,313

OPERATING EXPENSES
Selling, general and administrative	42,074	49,860
Trademark impairment	14,226	—
Asset impairment	2,588	—
Restructuring charges	429	2,077

OPERATING LOSS	(20,463)	(8,624)

OTHER EXPENSE (INCOME)
Interest expense	3,446	4,072
Loss on refinancing of debt	—	5,940
Other, net	(84)	(93)

LOSS BEFORE INCOME TAXES	(23,825)	(18,543)

INCOME TAX EXPENSE (BENEFIT)	26,848	(7,232)

NET LOSS	$(50,673)	$(11,311)

NET LOSS PER SHARE – BASIC	(3.63)	(0.82)

NET LOSS PER SHARE – ASSUMING DILUTION	(3.63)	(0.82)

WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC	13,941	13,812
ASSUMING DILUTION	13,941	13,812

See notes to condensed consolidated financial statements.

LENOX GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share amounts)

	26 Weeks Ended June 28, 2008	26 Weeks Ended June 30, 2007

NET SALES	$147,607	$179,365
COST OF SALES	71,949	99,438

GROSS PROFIT	75,658	79,927

OPERATING EXPENSES
Selling, general and administrative	88,192	103,107
Trademark impairment	14,226	—
Asset impairment loss	2,588	—
Restructuring charges	1,518	6,868

OPERATING LOSS	(30,866)	(30,048)

OTHER EXPENSE (INCOME)
Interest expense	6,733	6,900
Loss on refinancing of debt	—	5,940
Other, net	19	(105)

LOSS BEFORE INCOME TAXES	(37,618)	(42,783)

INCOME TAX EXPENSE (BENEFIT)	22,106	(18,477)

NET LOSS	$(59,724)	$(24,306)

NET LOSS PER SHARE – BASIC	(4.29)	(1.76)

NET LOSS PER SHARE – ASSUMING DILUTION	(4.29)	(1.76)

WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC	13,909	13,798
ASSUMING DILUTION	13,909	13,798

See notes to condensed consolidated financial statements.

LENOX GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	26 Weeks Ended June 28, 2008	26 Weeks Ended June 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash used in operating activities	$(58,835)	$(61,215)
Net cash used in operating activities	(58,835)	(61,215)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,643)	(1,551)
Proceeds from sale of assets	314	407
Acquisitions	—	(212)
Net cash used by investing activities	(4,329)	(1,356)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of debt amendment and refinancing costs	—	(9,685)
Excess tax benefits from stock-based compensation	—	(7)
Borrowings on revolving credit facility	60,989	20,739
Purchases of treasury stock	(12)	(30)
Principal payments on capital leases	(10)	(11)
Payments on long-term debt	(499)	50,944
Net cash provided by financing activities	60,468	61,950

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,696)	(621)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,081	875

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$385	$254

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Depreciation expense	$4,856	$6,397
Intangible amortization expense	982	1,118
Accrued capital expenditure purchases	324	—

Cash paid (received) for:
Interest	6,042	4,130
Income taxes	(440)	(94)

See notes to condensed consolidated financial statements

LENOX GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except per share amounts)

1.	Basis of Presentation

The Condensed Consolidated Balance Sheets as of June 28, 2008 and June 30, 2007, the Condensed Consolidated Statements of Operations for the 13 weeks and 26 weeks ended June 28, 2008 and June 30, 2007 and the Condensed Consolidated Statements of Cash Flows for the 26 weeks ended June 28, 2008 and June 30, 2007 are unaudited. The Consolidated Balance Sheet as of December 29, 2007 was derived from audited consolidated financial statements, but does not include all disclosures required by Generally Accepted Accounting Principles in the United States of America.

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

Due in part to the negative impact of current economic and retail market conditions, the Company does not expect to remain in compliance with its financial covenants at the end of the third quarter of 2008. The Company’s ability to continue with its current capital and operating structure and to fund operations would be contingent upon the Company’s ability to negotiate a waiver with its lenders and/or restructure its outstanding indebtedness. There is currently no assurance that such a waiver can be obtained or that such a restructuring can occur. However, the Company is currently pursuing certain actions to strengthen its balance sheet and reduce indebtedness, and has commenced discussions with its term loan and credit facility lenders to restructure its outstanding indebtedness

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits companies to measure many financial instruments and certain other items at fair value. SFAS No. 159 became effective for the Company on January 1, 2008. The Company has not elected the fair value option for any of its existing financial instruments on the effective date and has not determined whether or not it will elect this option for any eligible financial instruments it acquires in the future.

Recently Issued Accounting Standards

In June 2008, the FASB issued FASB Staff Position (“FSP”) No. Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 is effective for the Company in the first quarter of fiscal 2009. The Company does not expect that the adoption of FSP EITF 03-6-1 will have a material impact on the Company’s consolidated and combined financial statements.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162 (“SFAS 162”), The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 is effective for the Company sixty days following the Securities and Exchange Commission (“SEC”) approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles,” which is expected to occur during the fourth quarter of fiscal 2008. The Company does not expect that adoption of the standard will impact its consolidated and combined financial statements.

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

In December 2007, the FASB issued Statement No. 141(R), Business Combinations (“SFAS 141R”). SFAS 141R established the principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R also establishes rules for recognition and measurement of the goodwill acquired in the business combination and the gains from bargain purchases. SFAS 141R is effective for the Company in the first quarter of fiscal 2009. The Company is currently assessing the impact that SFAS 141R will have on its results of operations, financial position and cash flows.

3.	Stock-Based Compensation

The Company recognizes compensation for share-based awards over the requisite service period. This is the period of time between the grant date and the awards stated vesting term. The Company recognizes time-vesting compensation expense to operations over the applicable service periods and performance-vesting compensation expense over the applicable service period when it is probable the performance goals will be achieved.

Total share-based compensation expense (benefit) was $117 and $260 for the 13 weeks ended June 28, 2008, and June 30, 2007, respectively, and $366 and $(661) for the 26 weeks ended June 28, 2008 and June 30, 2007, respectively. During the 26 weeks ended June 30, 2007, forfeiture of restricted stock with performance conditions that were not met resulted in a reduction of the associated expense.

The Company granted 6,000 restricted shares of common stock to employees during the 13 weeks ended June 28, 2008 and 261,000 restricted shares of common stock to executive officers, directors and employees during the 26 weeks ended June 28, 2008. Of these shares, 247,000 were performance-vesting and 14,000 shares were time-vesting. The weighted average price per share was $1.52 and $1.75 respectively, during the 13 week and 26 week periods ended June 28, 2008. Shares were priced at the market price of the Company’s common stock on the date of the grant. During the 13 weeks ended June 30, 2007, 15,500 restricted shares of common stock were issued to directors. These shares were time-based and were valued at $7.11 per share, the market price on the date of the grant. No restricted shares were issued during the 13 weeks ended March 31, 2007. Total compensation expense for non-vested restricted stock during the 13 weeks ended June 28, 2008, and June 30, 2007, was $157 and $107, respectively. For the 26 weeks ended June 28, 2008 and June 30, 2007, compensation expense (benefit) for non-vested restricted stock was $267 and $(810), respectively.

During the 13 weeks ended June 28, 2008, no stock option awards were granted. During the 26 weeks ended June 28, 2008, 28,000 stock option awards were granted to directors. These stock option awards vest one year from the date of the grant and have an exercise price equal to the market price of the Company’s common stock on the date of the grant. During the 13 weeks ended June 30, 2007, 31,000 option awards were granted to directors. These option awards vested one year from the date of the grant and had an exercise price equal to the market price of the Company’s common stock on the date of the grant. These option awards were not exercised. No option awards were granted during the 13 weeks ended March 31, 2007. Total compensation expense/(benefit) for stock option awards for the 13 weeks ended June 28, 2008 and June 30, 2007 was $(91) and $56, respectively and $(38) and $52 for the six months ended June 28, 2008 and June 30, 2007. During the 26 weeks ended June 28, 2008, forfeiture of stock options resulted in a reduction of the associated expense.

The Company estimates the fair value of each stock option using the Black-Scholes option pricing model. Assumptions used were:

	26 weeks ended June 28, 2008	26 weeks ended June 30, 2007

Risk-free interest rate	2.49%	4.6%
Expected dividend yield	0.0%	0.0%
Expected stock volatility	51.0%	39.0%
Expected life (in years)	6.0	5.0

The weighted average fair value of options granted during the 26 weeks ended June 28, 2008 and June 30, 2007 was $.90 and $2.95, respectively.

The Company recognized $51 and $137 of share-based expense during the 13 week and 26 week periods ended June 28, 2008 related to director’s compensation. The Company recognized $97 of share-based expense during the 13 week period ended June 30, 2007 related to director’s compensation. There was no share-based expense for director’s compensation for the 13 week period ended March 30, 2007.

4.	Loss per Common Share

Net loss per common share is calculated by dividing net loss by the weighted average number of shares outstanding during the period. Net loss per common share assuming dilution reflects per share amounts that would have resulted had the Company’s dilutive outstanding stock options been converted to common stock. Restricted stock is considered outstanding on the date the stock becomes vested when computing net income (loss) per common share – basic. Restricted stock, to the extent it is probable that the stock will become vested, is considered outstanding on the grant date when computing net income (loss) per common share – assuming dilution. Stock options and unvested restricted shares totaling 468 and 116 for the 13 weeks ended June 28, 2008 and June 30, 2007 respectively and 394 and 164 for the 26 weeks ended June 28, 2008 and June 30, 2007 respectively were considered anti-dilutive and excluded from the computation of common equivalent shares because the Company reported a net loss.

5.	Severance and Restructuring Costs

During the first quarter of 2007, the Company engaged Carl Marks Advisory Group LLC to identify and implement business improvements and operational changes. Restructuring activities initiated during 2007 included the announcement of the planned closing of the Company’s distribution center located in Rogers, MN in late 2007 (with distribution activities to be transferred to the Company’s distribution center located in Hagerstown, MD), the sale of the Company’s sterling silver product line and closure of the Company’s sterling silver manufacturing facility located in Pomona, NJ and changes in and consolidation of our management and operations structure (described as general restructuring below). The Company incurred $9,540 of severance and restructuring costs related to these activities in 2007. These costs were included in the restructuring charges in the Condensed Consolidated Statement of Operations for 2007. For the 26 weeks ended June 28, 2008, the Company incurred an additional $1,518 of severance and restructuring costs related to these activities.

The table below shows a reconciliation of the severance and restructuring reserve activity through the second quarter of 2008:

	Plant and Distribution Center Closings		General Restructuring
	Severance	Other	Severance	Other	Total Reserves
Balance, December 29, 2007	$704	$267	$1,745	$40	$2,756
Costs incurred	37	896	585	—	1,518
Payments and other	(557)	(1,163)	(1,554)	—	(3,274)
Balance, June 28, 2008	$184	$—	$776	$40	$1,000

The total estimated costs expected to be incurred related to the plant and distribution center closings and the general restructuring that were initiated during 2007, including costs incurred during the 13 and 26 weeks ended June 28, 2008, were as follows:

		Costs Incurred
	Total costs expected	13 weeks ended June 28, 2008	26 weeks ended June 28, 2008	Cumulative through June 28, 2008

Plant and Distribution Center Closings	$3,393	($135)	$934	$3,393
General Restructuring	7,664	564	584	7,664
	$11,057	$429	$1,518	$11,057

The additional costs incurred during the 13 and 26 weeks ended June 28, 2008 with respect to Plant and Distribution Center closings were principally severance and exit costs associated with the closure of the Company’s Rogers Distribution Center. The additional general restructuring costs related primarily to severance costs related to retail store closings and other cost reduction initiatives.

These costs are allocable to reportable segments as follows:

		Costs Incurred
	Total costs expected	13 weeks ended June 28, 2008	26 weeks ended June 28, 2008	Cumulative through June 28, 2008

Wholesale	$619	$77	$77	$619
Retail	1,223	10	25	1,223
Direct	235	17	22	235
Corporate	8,980	325	1,394	8,980
	$11,057	$429	$1,518	$11,057

6.	Concentrations

At June 28, 2008, one customer accounted for approximately 16% of the Company’s total accounts receivable. For the 13 and 26 weeks ended June 28, 2008, this same customer accounted for approximately 18% and 16%, respectively, of the Company’s total net sales.

7.	Inventories

Inventories were comprised of:

	June 28, 2008	December 29, 2007	June 30, 2007

Raw materials	$3,190	$2,655	$3,080
Work-in-process	2,948	3,925	4,407
Finished goods	103,790	77,835	102,098
Total inventories	$109,928	$84,415	$109,585

The Company terminated its precious metals consignment arrangement in the second quarter of 2007, at which time the Company purchased the remaining outstanding silver inventory balance at a cost of $4,617. The Company sold its sterling silver product line and its entire related sterling silver inventory during the third quarter of 2007.

8.	Comprehensive Loss

Comprehensive loss and its components, net of tax, were as follows:

	13 weeks ended		26 weeks ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Net loss	$(50,673)	$(11,311)	$(59,724)	$(24,306)
Changes in cumulative foreign currency translation adjustment	3	—	5	(14)
Adjustment to pension and postretirement plan liabilities	(1,156)	(319)	(1,658)	(638)
Comprehensive loss	$(51,826)	$(11,630)	$(61,377)	$(24,958)

9.	Trademarks and Other Intangible Assets

Intangible assets, other than goodwill, are comprised of the following:

	June 28, 2008			December 29, 2007			June 30, 2007
	Gross Carrying amount	Accumulated amortization	Net	Gross Carrying amount	Accumulated amortization	Net	Gross Carrying amount	Accumulated amortization	Net
Finite-life intangible assets
Customer relationships	$15,300	$(4,680)	$10,620	$15,300	$(3,854)	$11,446	$15,300	$(3,028)	$12,272
Favorable lease interests	2,542	(2,324)	218	2,542	(2,238)	304	2,542	(2,102)	440
Non-compete agreements	2,705	(2,540)	165	2,705	(2,471)	234	2,705	(2,400)	305
	20,547	(9,544)	11,003	20,547	(8,563)	11,984	20,547	(7,530)	13,017
Indefinite-life intangible assets
Trademarks	109,854	(4,139)	105,715	124,080	(4,139)	119,941	123,231	(4,139)	119,092
Total Intangibles	$130,401	$(13,683)	$116,718	$144,627	$(12,702)	$131,925	$143,778	$(11,669)	$132,109

The Company’s intangible assets are tested for impairment annually unless events or circumstances would require an immediate review. During the second quarter of 2008 the Company’s stock price dropped significantly. Due to the current economic conditions that have resulted in an extremely weak retail environment, the Company re-forecast its full year 2008 revenue and earnings projections which was completed in the second quarter. Based on these events the Company performed a fair-value based impairment test as of June 28, 2008. In determining the fair value of its trademarks, the Company applies the income approach, using the relief from royalty method.

The Company markets its products under the Lenox®, Department 56®, Dansk® and Gorham® trademarks. Upon completion of the impairment test, the Company concluded that the fair value of the Department 56 and Gorham trademarks was lower than the carrying value. Therefore, the Company recorded, in the Corporate segment, an impairment charge of $14,226 in the second quarter of 2008. This charge was comprised of $13,049 and $1,177 related to the Department 56 and Gorham trademarks, respectively. The remaining carrying values of the Department 56 and Gorham trademarks as of June 28, 2008 were $3072, and $2,961 respectively.

During 2007, finalization of the purchase price allocation related to the Willitts acquisition resulted in an increase of $127 to the indefinite-lived Department 56 trademark and a decrease of $127 to tangible assets. During 2007, the Company also paid or accrued additional “earnout” payments to Willitts for achieving certain performance thresholds. These “earnout” payments resulted in an increase in the Department 56 indefinite-lived trademarks of $1,022.

During the second quarter of 2007, as part of the sale of certain of the Gorham sterling silver assets, the Company evaluated the Gorham trademark. Based on the results of this evaluation, the Company determined that $647 of indefinite-life trademarks were to be included as part of the sale transaction that took place in the third quarter.

Intangible asset amortization expense for the 13 weeks and 26 weeks ended June 28, 2008 was $484 and $982 respectively, compared to $545 and $1,118 for the second quarter and 26 weeks ended June 30, 2007, respectively.

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

10.	Debt

Debt and the average interest rate on debt outstanding are summarized as follows:

	June 28, 2008			December 29, 2007			June 30, 2007
	Total	Current	Non current	Total	Current	Non current	Total	Current	Non current
Revolving credit facility 4.57%	$69,927	$69,927	$—	$8,938	$8,938	$—	$68,249	$68,249	$—

Note payable to Maryland Department of Business and Economic Development 3%	$150	—	150	150	—	150	150	150	—

Note payable to the County Commissioners of Washington County, Maryland 0%	$100	—	100	100	—	100	100	100	—

Term loan facility 7.41%	99,000	1,250	97,750	99,500	1,250	98,250	99,750	1,000	98,750
Total debt	$169,177	$71,177	$98,000	$108,688	$10,188	$98,500	$168,249	$69,499	$98,750

The note payable to the Maryland Department of Business and Economic Development is a conditional promissory note that accrues interest at 3% per year. The principal and interest payments were deferred until December 31, 2008 and thereafter are subject to multiple maturity dates determined by the Company’s employment levels at the Hagerstown, MD distribution facility. The Company is also required to make a minimum capital investment to the distribution facility by December 31, 2008 in order to maintain this deferral status. The Company expects to meet the amended terms to allow for deferral of principal and interest payments through its next fiscal year. Accordingly, the note was classified as noncurrent long-term debt as of June 28, 2008.

The note payable to the County Commissioners of Washington County, Maryland is a conditional grant agreement that bears no interest charges. The principal payments were deferred until December 31, 2008 and thereafter are subject to multiple maturity dates determined by the Company’s employment levels at the Hagerstown, MD distribution facility. The Company is also required to make a minimum capital investment to the distribution facility by December 31, 2008 in order to maintain this deferral status. The Company expects to meet the amended terms to allow for deferral of principal payments through its next fiscal year. Accordingly, the note was classified as noncurrent long-term debt as of June 28, 2008.

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

Borrowings under the amended and restated revolving credit facility are subject to certain borrowing base limitations, and the Company’s borrowing capacity fluctuates during the year based upon accounts receivable and inventory levels. As of June 28, 2008, the Company’s borrowing capacity under the amended and restated revolving credit facility was $95.5 million, of which $17.3 million was available for additional borrowings or letters of credit at such date.

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

Components of net periodic benefit cost for the 13 and 26 weeks ended June 28, 2008 and June 30, 2007 were as follows:

	13 weeks ended
	Pension Benefits		Medical and Life Insurance Benefits
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Service cost	$113	$—	$—	$—
Interest cost	2,386	2,263	26	237
Expected return on assets	(2,870)	(2,667)	—	—
Amortization of prior service cost	—	—	(345)	(175)
Amortization of gain	(444)	(298)	(41)	(41)
Net periodic benefit cost	$(815)	$(702)	$(360)	$21

	26 weeks ended
	Pension Benefits		Medical and Life Insurance Benefits
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Service cost	$227	$—	$—	$—
Interest cost	4,772	4,526	52	474
Expected return on assets	(5,740)	(5,334)	—	—
Amortization of prior service cost	—	—	(690)	(350)
Amortization of gain	(887)	(596)	(81)	(82)
Net periodic benefit cost	$(1,628)	$(1,404)	$(719)	$42

12.                Income Taxes

The reconciliation between income tax expense based on statutory income tax rates and the provision for income taxes is as follows:

	13 weeks ended		26 weeks ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Pretax Accounting Loss	$(23,825)	$(18,543)	$(37,618)	$(42,783)
Benefit for income taxes at federal statutory rate	(8,339)	(6,490)	(13,166)	(14,794)
Trademark impairment	(5,605)		(5,605)
Valuation allowance	40,829	—	40,829	—
State income taxes, net of federal income tax benefit	(54)	(731)	151	(1,781)
Charitable donations of inventory	—	(11)	—	(57)
Adjustments to uncertain tax positions	11	—	(110)	(1,845)
Other	6	—	7	—
Provision (benefit) for income taxes	$26,848	$(7,232)	$22,106	$(18,477)

The valuation allowance for the 13 and 26 weeks ended June 28, 2008 applies to all of the deferred tax assets of the Company, including tax loss carryforwards, net of certain deferred tax liabilities. SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”) requires a company to evaluate its deferred tax assets on a regular basis to determine if a valuation allowance against the net deferred tax assets is required. According to SFAS 109, a cumulative loss in recent years is significant negative evidence in considering whether deferred tax assets are realizable. Based on the negative evidence, SFAS 109 precludes relying on projections of future taxable income to support the recognition of deferred tax assets. Accordingly, a valuation allowance on federal and state deferred tax assets was established during the second quarter of 2008.

13.	Commitments and Contingencies

Legal Proceedings

(A) Curiale v. Lenox Group Inc. — On April 12, 2007, Amanda Curiale filed a complaint in the United States District Court for the Eastern District of Pennsylvania, which is a purported class action alleging that the Company willfully violated the Federal Fair and Accurate Credit Transactions Act (“FACTA”) by continuing to print after December 1, 2006 the expiration dates on receipts provided to debit card and credit cardholders transacting business with the Company (hereinafter the “FACTA Litigation”). The Company understands that similar complaints have been filed against a large number of retailers. The plaintiff seeks, on behalf of herself and the class, statutory damages of not less than one hundred dollars and not more than one thousand dollars for each violation, as well as unspecified punitive damages, costs and attorneys’ fees and a permanent injunction from further engaging in violations of FACTA.

On September 20, 2007, the parties held an all-day meditation session and reached a tentative settlement which is subject to court approval. Under the terms of the settlement, Lenox denies all claims as to liability, damages, penalties, interest, fees, restitution and all other forms of relief sought in the FACTA Litigation. Pursuant to the terms of the proposed settlement, the Company will pay approximately $128 for attorney’s fees and costs, a charitable contribution and a plaintiff’s incentive fee, and will provide participating claimants with a coupon off a future purchase or a free product through Company-operated retail stores. In return, the Company and its affiliates will be completely released from any and all claims, demands and actions concerning the FACTA Litigation and any claims that could have been alleged in the FACTA litigation.

As a result of the Credit and Debit Card Receipt Clarification Act of 2007 enacted on June 3, 2008, the Company is seeking a dismissal of this action with prejudice. Plaintiffs have opposed a dismissal and seek Court approval of the tentative settlement. The parties are awaiting a decision by the Court.

(B) Period Design, Inc. v. D56, Inc. (“D56”) — D56 is a subsidiary of the Company. Plaintiff alleged a breach of contract claim and sought compensatory damages of several million dollars based upon D56’s alleged failure to pay royalties alleged to be due Period Design, Inc. on various products marketed and sold by D56, together with pre-judgment interest thereon. The matter was tried before the Minnesota State District Court (Hennepin County) from February 17 through February 28, 2008. On August 5, 2008, the Court issued its Findings of Fact, Conclusions of Law and Order pursuant to which the Company was ordered to pay $205,447 in excess royalties to Period Design. The Company has adequately accrued for liabilities related to this case.

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

14.	Stockholders’ Equity

The components of stockholders’ equity are as follows:

	June 28, 2008	December 29, 2007	June 30, 2007
Preferred stock, $.01 par value; authorized 20,000 shares; no shares issued	$—	$—	$—
Common stock, $.01 par value; authorized 100,000 shares; issued 23,982, 23,615 and 23,425 shares, respectively	240	236	234
Additional paid-in capital	64,382	64,021	63,509
Treasury stock, at cost; 9,552, 9,418 and 9,413 shares, respectively	(217,239)	(217,227)	(217,216)
Retained earnings	190,577	250,301	241,821
Accumulated other comprehensive income	37,157	38,811	27,741
Total stockholders’ equity	$75,117	$136,142	$116,089

15.                Segments of the Company and Related Information

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

	13 WEEKS ENDED JUNE 28, 2008	% of net sales	13 WEEKS ENDED JUNE 30, 2007	% of net sales	26 WEEKS ENDED JUNE 28, 2008	% of Net sales	26 WEEKS ENDED JUNE 30, 2007	% of net sales
WHOLESALE:
Net sales	$57,267	100	$67,692	100	$102,077	100	$117,987	100
Gross profit	26,917	47	28,300	42	47,637	47	46,929	40
Selling expenses	8,542	15	8,684	13	17,338	17	16,916	14
Restructuring charges	77	0	86	0	77	0	687	1
Operating income	18,298	32	19,530	29	30,222	30	29,326	25

RETAIL:
Net sales	$7,468	100	$9,197	100	$16,663	100	$25,550	100
Gross profit	3,536	47	3,875	42	7,892	47	8,601	34
Selling expenses	5,932	79	7,125	77	12,587	76	15,218	60
Restructuring charges	10	0	598	7	25	0	951	4
Impairment loss	2,588	35	—	0	2,588	16	—	0
Operating loss	(4,994)	(67)	(3,848)	(42)	(7,308)	(44)	(7,568)	(30)

DIRECT:
Net sales	$11,279	100	$15,818	100	$28,466	100	$34,942	100
Gross profit	8,206	73	10,874	69	19,728	69	23,511	67
Selling expenses	7,278	65	10,010	63	16,463	58	21,203	61
Restructuring charges	17	0	165	1	22	0	165	0
Operating income	911	8	699	4	3,243	11	2,143	6

CORPORATE:
Unallocated net sales	$195	—	$264	—	$401	—	$886	—
Unallocated G&A expenses	20,322	—	24,041	—	41,804	—	49,770	—
Trademark Impairment	14,226	—	—	—	14,226	—	—	—
Restructuring charges	325	—	1,228	—	1,394	—	5,065	—
Operating loss	(34,678)	—	(25,005)	—	(57,023)	—	(53,949)	—

CONSOLIDATED:
Net sales	$76,209	100	$92,971	100	$147,607	100	$179,365	100
Operating income (loss)	(20,463)	(27)	(8,624)	(9)	(30,866)	(21)	(30,048)	(17)

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

This Item should be read in conjunction with the Condensed Consolidated Financial Statements and the related notes, particularly Note 15, presented earlier in this Quarterly Report on Form 10-Q. Other components of the Condensed Consolidated Statement of Operations which are classified below Operating Income (i.e. interest expense, income tax expense (benefit), etc.) are not allocated by segment and are discussed separately.

Comparison of Results of Operations for the Quarter Ended June 28, 2008 to the Quarter Ended June 30, 2007.

Wholesale

Net sales decreased $10.4 million, or 15%, in the second quarter of 2008, compared with the same period in 2007 on lower sales volume. The lower volume was due primarily to current economic conditions which have resulted in an extremely weak retail environment, particularly for discretionary products such as those sold by the Company. The gift and specialty channel has been impacted the most. The sale of the Gorham sterling silver product line in the third quarter of 2007 also contributed to the volume decline.

Gross profit decreased $1.4 million in the second quarter of 2008 as compared to the second quarter of 2007 primarily due to lower sales volume and a significant amount of liquidation pricing in 2008. Lower product costs due principally to manufacturing improvements, including those at the Kinston factory were a partial offset. Gross profit as a percentage of net sales was 47% and 42% in the second quarter of 2008 and 2007, respectively. A lower excess inventory provision contributed 3% to the margin percentage improvement, while lower product costs lead to an additional 2% improvement.

Selling expenses were 15% of net sales in the second quarter of 2008 as compared to 13% in the second quarter of 2007. The higher rate reflects slightly lower expenses on a lower sales base.

Operating income decreased in the second quarter of 2008 by $1.2 million as compared to the comparable period in 2007 due primarily to the sales volume decline.

Retail

Net sales decreased $1.7 million, or 19%, in the second quarter of 2008, compared with the same period in 2007. Lower sales volume, due to a weak retail environment, resulted in a 12% reduction in same store sales. An average of four fewer retail stores in the second quarter of 2008 as compared to the comparable prior year period, also contributed to the volume decline.

Gross profit decreased only $0.3 million in the second quarter of 2008 compared to the second quarter of 2007. Lower sales volume was partially offset by a heavier mix of high gross margin first quality and go-forward merchandise sold in the second quarter of 2008 as compared to lower gross margin excess merchandise sold in the second quarter of 2007. Gross profit as a percentage of net sales was 47% in the second quarter of 2008 versus 42% in the second quarter of 2007. The 5% increase in gross profit percentage was primarily due to a heavier mix of high gross margin first quality and go-forward merchandise sold in the second quarter of 2008 as compared to lower gross margin excess merchandise sold in the second quarter of 2007.

Selling expenses decreased $1.2 million in the second quarter of 2008 compared to the same period in 2007, primarily as a result of fewer stores.

Restructuring charges of $0.6 million in the second quarter of 2007 were principally due to lease termination cost related to the termination of an “All the Hoopla” store lease and to severance related charges.

Impairment charges of $2.6 million in the second quarter of 2008 related to the write-down of the fixed assets of three former “All the Hoopla” stores. These stores had historically generated negative operating cash flow and were projected to continue to this trend into the foreseeable future.

Operating loss was $1.1 million more in the second quarter of 2008 as compared to the second quarter of 2007 due to the impairment charges.

Direct

Net sales decreased $4.5 million, or 29%, in the second quarter of 2008 as compared to the same period in 2007 on lower sales volume. The volume decline was due primarily to a planned reduction in promotion frequency in the direct mail business, targeting a historically higher responding customer group, which was intended to increase customer response rates. Lower catalog and internet sales also contributed to the volume decrease.

Gross profit decreased $2.7 million in the second quarter of 2008 as compared to the second quarter of 2007, principally due to the decrease in sales volume. Gross profit as a percentage of net sales was 73% and 69% in the second quarter of 2008 and 2007, respectively. The 4% increase in gross profit percentage was primarily due to a more favorable product mix.

Selling expenses decreased by $2.7 million, or 27%, in the second quarter of 2008 compared to the same period in 2007. This decrease in selling expense in 2008 was primarily due to a planned decrease in advertising spending designed to maximize operating income by concentrating on programs with the highest customer response rates.

Restructuring charges of $0.2 million in the second quarter of 2007 were severance-related charges.

Operating income increased by $0.2 million or 30% in the second quarter of 2008 compared to the same period in 2007 due to gross profit improvements and cost reductions.

Corporate

Net sales of $0.2 million and $0.3 million in the second quarters of 2008 and 2007, respectively, represents revenue from the licensing of the Lenox brand.

General and administrative expenses decreased by $3.7 million, or 15%, in the second quarter of 2008 as compared to the same period in 2007. This decrease was primarily due to a $1.1 million reduction in base and incentive compensation and benefit related costs, $0.8 million from reduced distribution costs and $0.5 million in pension and postretirement savings. An additional decrease of $1.0 million resulted principally from lower executive management fees, legal fees and other cost savings.

The Company performed an impairment analysis of its intangible assets as of June 28, 2008 as a result of declining revenues. Based on the results of this analysis, the Company determined that the carrying value of the Department 56 and Gorham trademarks exceeded their fair values. The Company recorded an impairment charge of $14.2 million in the second quarter of 2008, $13.0 million related to the Department 56 trademark and $1.2 million related to the Gorham trademark.

Restructuring charges of $0.3 million in the second quarter of 2008 and $1.2 million in the second quarter of 2007 were principally severance costs related to headcount reductions.

Loss on the debt refinancing

The Company incurred a $5.9 million loss on refinancing its term and revolver loans in the second quarter of 2007.

Provision for Income Taxes

The Company recorded tax expense of $26.8 million in the second quarter of 2008, which included $40.8 million in tax expense related to a valuation allowance against the net deferred tax asset balance at June 28, 2008. SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”), requires a company to evaluate its deferred tax assets on a regular basis to determine if a valuation allowance against the net deferred tax assets is required. According to SFAS 109, a cumulative loss in recent years is significant negative evidence in considering whether deferred tax assets are realizable. Based on this negative evidence, SFAS 109 precludes relying on projections of future taxable income to support the realizability of deferred tax assets. The Company determined that a full valuation allowance was necessary against all existing federal and state net deferred tax assets as of June 28, 2008, based on the results of this evaluation. (See Note 12 to the Condensed Consolidated Financial Statements)

Comparison of Results of Operations for the 26 Weeks Ended June 28, 2008 to the 26 Weeks Ended June 30, 2007.

Wholesale

Net sales decreased $15.9 million, or 13%, in the first half of 2008 compared with the same period in 2007 due to lower sales volume. The volume decline was due primarily to current economic conditions which have resulted in an extremely weak retail environment, particularly for discretionary products such as those sold by the Company. The gift and specialty channel has been impacted the most. The sale of the Gorham sterling silver product line in the third quarter of 2007 also contributed to the volume decline.

Gross profit increased $0.7 million in the first half of 2008 as compared to the first half of 2007 as a more favorable product mix and a lower excess inventory provision more than offset the decline in sales volume. Gross profit as a percentage of net sales improved 7% from 40% in the first half of 2007 to 47% in the first half of 2008. The higher gross profit percentage was the result of lower product costs, principally due to manufacturing improvements, including those at the Kinston factory, which contributed 6% to the improvement. A lower excess inventory provision also contributed to the gross profit percentage improvement.

Selling expenses were 17% of net sales in the first half of 2008 as compared to 14% in the first half of 2007. The higher rate reflects slightly higher advertising expense on a lower sales base.

2007 results included $0.7 million of severance-related restructuring charges largely not repeated in 2008.

Operating income increased $0.9 million in the first six months of 2008 as compared to the same period in 2007 primarily due to the improvement in gross margin percentage as described above.

Retail

Net sales decreased $8.9 million, or 35%, in the first half of 2008, compared with the same period in 2007 on lower sales volume. Sales volume in the first half of 2007 was driven by excessive price reductions to liquidate excess merchandise, which was not repeated in 2008. As a result, same stores sales in the first half of 2008 declined 28%. The weak retail environment which lead to lower outlet mall and store traffic and a net reduction of six stores in the first half of 2008, as compared to the comparable prior period, also contributed to the volume decline.

Gross profit decreased only $0.7 million in the first half of 2008 compared to the first half of 2007 as a favorable product mix was able to offset a significant portion of the volume decline. Gross profit as a percentage of net sales improved 13% from 34% in the first half of 2007 to 47% in the first half of 2008. A greater mix of high gross margin first quality and go-forward merchandise sold in the first half of 2008 as compared to lower gross margin excess merchandise sold in the first half of 2007 accounted for 11% of the gross margin percentage improvement.

Selling expenses decreased $2.6 million in the first half of 2008 compared to the first half of 2007, primarily as a result of fewer stores. Selling expenses increased as a percentage of net sales from 60% in the first half of 2007 to 76% in the first half of 2008. This higher expense rate reflects reduced operating expenses on a significantly smaller net sales base

Restructuring charges of $1.0 million in the first half of 2007 were related to lease termination and other store closure costs with respect to two store locations, as well as severance-related charges.

Impairment charges of $2.6 million in the first half of 2008 related to the write-down of the fixed assets of three former “All the Hoopla” stores. These stores had historically generated negative operating cash flow and were projected to continue to this trend into the foreseeable future.

Operating loss was $0.3 million less in the first half of 2008 as compared to the first half of 2007, due primarily to the gross margin improvements.

Direct

Net sales decreased $6.5 million, or 19%, in the first half of 2008 as compared to the same period in 2007 on lower sales volume. The volume decline was primarily due to a planned reduction in promotion frequency in the direct mail business, targeting a historically higher responding customer group, intended to increase customer response rates. Lower catalog sales also contributed to the decline.

Gross profit decreased $3.8 million in the first half of 2008 as compared to the first half of 2007, due to the decrease in sales volume. Gross profit as a percentage of net sales was 69% and 67% in the first half of 2008 and 2007, respectively. This increase in gross profit percentage was primarily due to a lower provision for excess inventory and fewer product returns in the first half of 2008 versus the comparable prior year period.

Selling expenses decreased by $4.7, million or 22%, in the first half of 2008 compared to the first half of 2007 due primarily to a planned decrease in advertising spending to maximize operating income by concentrating on programs with the highest customer response rates.

Restructuring charges of $0.2 million in 2007 were severance-related charges that were largely not repeated in 2008.

Operating income increased by $1.1 million, or 51%, in the first half of 2008 compared to the same period in 2007 primarily due to the gross margin improvement and expense reductions.

Corporate

Net sales of $0.4 million in the first half of 2008 represents revenue from the licensing of the Lenox brand and was $0.5 million lower compared with the first half of 2007.

General and administrative expenses decreased by $8.0 million, or 16%, in the first six months of 2008 as compared to the same period in 2007. This decrease was primarily a result of a $2.8 million reduction in base and incentive compensation and benefit related costs, $2.0 million from reduced distribution costs and $1.0 million in pension and postretirement savings. An additional decrease of $3.3 million resulted principally from lower executive management fees, legal fees and other cost savings. The first half of 2007 benefited from a reversal of equity compensation expense related to the forfeiture of certain performance shares, which did not re-occur in the first half of 2008. As a result, equity compensation increased $1.1 million in the first half of 2008 as compared to the first half of 2007.

The Company performed an impairment analysis of its intangible assets as of June 28, 2008, as a result of declining revenues. Based on the results of this analysis, the Company determined that the carrying value of the Department 56 and Gorham trademarks exceeded their fair values. The Company recorded an impairment charge of $14.2 million in the first half of 2008, $13.0 million related to the Department 56 trademark and $1.2 million related to the Gorham trademark.

Restructuring charges of $1.4 million in the first half of 2008 were primarily exit costs related to the closure of the Rogers, MN distribution center that was completed in the first quarter of 2008. Additional 2008 restructuring charges were severance-related costs. Restructuring charges of $5.1 million in the first half of 2007 were principally severance expense related to the Company’s previous chief executive officer, lease buyout expense related to the shutdown of the Company’s Rogers distribution facility and general severance and other costs associated with organizational changes.

Loss on the debt refinancing

The Company incurred a $5.9 million loss on refinancing of its term and revolver loans in the first half of 2007. This loss consisted of $2.7 million of costs incurred in the quarter related to the re-financing as well as the write-off of $3.2 million of previously capitalized loan costs.

Provision for Income Taxes

The Company recorded tax expense of $22.1 million for the first half of 2008 which included $40.8 million in tax expense related to a valuation allowance against the net deferred tax asset balance at June 28, 2008. SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”), requires a company to evaluate its deferred tax assets on a regular basis to determine if a valuation allowance against the net deferred tax assets is required. According to SFAS 109, a cumulative loss in recent years is significant negative evidence in considering whether deferred tax assets are realizable. Based on this negative evidence, SFAS 109 precludes relying on projections of future taxable income to support the realizability of deferred tax assets. The Company determined that a full valuation allowance was necessary against all existing federal and state net deferred tax assets as of June 28, 2008 based on the results of this evaluation. (see Note 12 to the Condensed Consolidated Financial Statements)

SEASONALITY

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

Due in part to the negative impact of current economic and retail market conditions, the Company does not expect to remain in compliance with its financial covenants at the end of the third quarter of 2008. The Company’s ability to continue with its current capital and operating structure and to fund operations would be contingent upon the Company’s ability to negotiate a waiver with its lenders and/or restructure its outstanding indebtedness. There is currently no assurance that such a waiver can be obtained or that such a restructuring can occur. However, the Company is currently pursuing certain actions to strengthen its balance sheet and reduce indebtedness, and has commenced discussions with its term loan and credit facility lenders to restructure its outstanding indebtedness.

Cash Flows from Operations

In the first half of 2008, operations consumed $58.8 million in cash compared to $61.2 million in the first half of 2007. Operating cash flow in the first half of both years reflects the seasonal working capital requirements of the business as noted above. The $2.4 million decrease in cash consumed was principally due to a lower net loss in the first half of 2008, partially offset by an increase in working capital requirements. Working capital increased in 2008 as a result of purchasing inventory earlier than in 2007 in order to improve on delivery. Excess inventory, liquidated in the first half of 2007 generated cash which helped to offset working capital needs. This liquidation event was not repeated in the first half of 2008.

Cash Flows from Investing Activities

In the first half of 2008, the Company used $4.3 million of net cash in investing activities, due principally to capital spending in the distribution facilities as a result of the consolidation of the Roger’s MN distribution center. In the first half of 2007, the Company used $1.4 million for investing activities, primarily capital spending on facilities and technology infrastructure.

Cash Flows from Financing Activities

The Company had net borrowings of $60.5 million under its revolving credit facility to fund operations in the first half of 2008 compared to borrowings of $71.6 million for the same period in 2007. The $11.1 million decrease in borrowings resulted principally from costs to re-finance the Company’s debt in the second quarter of 2007 ( see below) that were not repeated in 2008.

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

Borrowings under the amended and restated revolving credit facility are subject to certain borrowing base limitations, and the Company’s borrowing capacity fluctuates during the year based upon accounts receivable and inventory levels. As of June 28, 2008, the Company’s borrowing capacity under the amended and restated revolving credit facility was $95.5 million, of which $17.3 million was available for additional borrowings or letters of credit at such date.

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

The amended and restated credit facilities contain customary financial conditions and covenants, including restrictions on additional indebtedness, liens, investments, capital expenditures, issuances of capital stock and dividends. The amended and restated credit facilities also require maintenance of minimum levels of fixed charge coverage and maximum levels of leverage, in each case at the end of each fiscal quarter. The minimum fixed charge coverage ratio (as defined within the credit facility agreements) requires the Company to maintain a minimum ratio of Consolidated EBITDA (as defined within the credit facility agreements) to Consolidated Fixed Charges (as defined within the credit facility agreements) over a 12-month period ending on each fiscal quarter. The maximum leverage ratio (as defined within the term credit facility agreement) requires the Company to maintain a maximum ratio of debt (as measured at the end of each fiscal quarter) to Consolidated EBITDA over a 12-month period ending on each fiscal quarter. The Company was in compliance with all financial covenants as of June 28, 2008.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

As of June 28, 2008, the Company is obligated to make cash payments in connection with its debt obligations, operating leases, purchase commitments, capital leases, environmental remediation costs and royalty guarantees in the amounts listed below. The contractual obligation table below excludes the Company’s FIN 48 liabilities of $1,325 because the Company cannot make a reasonable estimate of the timing of the related cash payment. The Company has no unrecorded obligations other than the items noted in the following table:

	Payments due (in thousands)
	2008 (Q3-Q4)	2009	2010	2011	2012	Thereafter	Total
Revolving Credit Facility[1,2]	$69,927	—	—	—	—	—	$69,927
Long-term Debt[2]	750	1,000	1,000	1,000	750	94,750	99,250
Operating Leases	6,981	13,313	11,863	10,370	8,854	44,315	95,696
Purchase Commitments[3]	34,106	—	—	—	—	—	34,106
Capital leases	—	—	—	—	—	—	—
Environmental Costs[4]	120	214	209	205	290	973	2,011
Royalty Guarantees[5]	229	700	238	20	10	0	1,197
Total	$112,113	$15,227	$13,310	$11,595	$9,904	$140,038	$302,187

1The Company’s borrowings under the revolving credit facility are classified as current liabilities on the Consolidated Balance Sheets in accordance with Emerging Issues Task Force Issue No. 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement.

2In addition to the principal payments on debt included in the summary of significant contractual obligations, the Company will incur interest expense on outstanding variable rate debt. All amounts outstanding under the revolving and term loan credit facilities are variable interest rate debt with weighted average interest rates as of June 28, 2008 of 4.57 % and 7.41%, respectively.

3The Company is committed to pay suppliers of product under the terms of open purchase orders issued in the normal course of business.

4The Company is responsible for the cleanup and/or monitoring of two environmental sites located in New Jersey.

5The Company is committed to pay licensors under the terms of license agreements entered into in the normal course of business.

Other than noted in the above table, there were no other material changes in contractual obligations from those disclosed in the Company’s 2007 Form 10-K.

CRITICAL ACCOUNTING POLICIES

There were no material changes in the Company’s critical accounting policies from those described in the Company’s 2007 Form 10-K.

FORWARD-LOOKING STATEMENTS

Any conclusions or expectations expressed in, or drawn from, the statements in this filing concerning matters that are not historical corporate financial results are “forward-looking statements”, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. These statements are based on management’s estimates, assumptions and projections as of today and are not guarantees of future performance. Such risks and uncertainties that could affect performance include, but are not limited to, the ability of the Company to: (1) integrate certain Lenox and Department 56 operations; (2) achieve revenue or cost synergies; (3) generate cash flow to pay off outstanding debt and remain in compliance with the terms of its credit facilities; (4) successfully complete its operational improvements, including improving inventory management and making the supply chain more efficient; (5) retain key employees; (6) maintain and develop cost effective relationships with foreign manufacturing sources; (7) maintain the confidence of and service effectively key wholesale customers; (8) manage currency exchange risk and interest rate changes on the Company’s variable debt; (9) identify, hire and retain quality designers, sculptors and artistic talent to design and develop products which appeal to changing consumer preferences; (10) successfully implement a strategic alternative including but not limited to the possible sale of the Department 56 business and actions to strengthen its balance sheet and reduce indebtedness; (11) forecast and react to consumer demand in a challenging economic environment; (12) raise capital in light of the delisting of our common stock from the New York Stock Exchange and (13) manage litigation risk in a cost effective manner. Actual results may vary materially from forward-looking statements and the assumptions on which they are based. The Company undertakes no obligation to update or publish in the future any forward-looking statements. Also, please read the bases, assumptions and factors set out in Item 1A in the Company’s Form 10-K for 2007 dated March 13, 2008 and in Item 1A in the Company’s Quarterly Reports on Form 10-Q that have been subsequently filed under the Securities Exchange Act of 1934 (“The Exchange Act”), all of which is incorporated herein by reference and applicable to the forward-looking statements set forth herein.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There has been no significant change in the Company’s exposure to market risk since the end of fiscal 2007. The Company’s market risks relate primarily to changes in interest rates and currency exchange rates. See Item 7A in the Company’s 2007 Form 10-K for a discussion of these market risks.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Lenox Group Inc. management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rule 13a-15(e) of the Exchange Act. As of the end of the period covered by this report, the Company performed an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits to the Securities and Exchange Commission (“SEC”) under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Controls Over Financial Reporting

No changes were made to the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

(A) Curiale v. Lenox Group Inc. — On April 12, 2007, Amanda Curiale filed a complaint in the United States District Court for the Eastern District of Pennsylvania, which is a purported class action alleging that the Company willfully violated the Federal Fair and Accurate Credit Transactions Act (“FACTA”) by continuing to print after December 1, 2006 the expiration dates on receipts provided to debit card and credit cardholders transacting business with the Company (hereinafter the “FACTA Litigation”). The Company understands that similar complaints have been filed against a large number of retailers. The plaintiff seeks, on behalf of herself and the class, statutory damages of not less than one hundred dollars and not more than one thousand dollars for each violation, as well as unspecified punitive damages, costs and attorneys’ fees and a permanent injunction from further engaging in violations of FACTA.

On September 20, 2007, the parties held an all-day meditation session and reached a tentative settlement which is subject to court approval. Under the terms of the settlement, Lenox denies all claims as to liability, damages, penalties, interest, fees, restitution and all other forms of relief sought in the FACTA Litigation. Pursuant to the terms of the proposed settlement, the Company will pay approximately $128 for attorney’s fees and costs, a charitable contribution and a plaintiff’s incentive fee, and will provide participating claimants with a coupon off a future purchase or a free product through Company-operated retail stores. In return, the Company and its affiliates will be completely released from any and all claims, demands and actions concerning the FACTA Litigation and any claims that could have been alleged in the FACTA litigation.

As a result of the Credit and Debit Card Receipt Clarification Act of 2007 enacted on June 3, 2008, the Company is seeking a dismissal of this action with prejudice. Plaintiffs have opposed a dismissal and seek Court approval of the tentative settlement. The parties are awaiting a decision by the Court.

(B) Period Design, Inc. v. D56, Inc. (“D56”) — D56 is a subsidiary of the Company. Plaintiff alleged a breach of contract claim and sought compensatory damages of several million dollars based upon D56’s alleged failure to pay royalties alleged to be due Period Design, Inc. on various products marketed and sold by D56, together with pre-judgment interest thereon. The matter was tried before the Minnesota State District Court (Hennepin County) from February 17 through February 28, 2008. On August 5, 2008, the Court issued its Findings of Fact, Conclusions of Law and Order pursuant to which the Company was ordered to pay $205,447 in excess royalties to Period Design. The Company has adequately accrued for liabilities related to this case.

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

In addition to the risk factors discussed below and other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A of the Company’s 2007 Form 10-K, which could have a material impact on the Company’s business, financial condition or results of operations. The risks described below and in the Company’s 2007 Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not presently known to the Company or that the Company currently believes to be immaterial may also adversely affect the Company’s business, financial condition or results of operations.

The delisting of the common stock of Lenox Group Inc. from the NYSE could affect its market price and tradability and reduce our ability to raise capital.

As a result of our inability to meet an average global market capitalization standard to maintain the listing of our common stock on the NYSE, our common stock has been delisted from trading on the NYSE, effective June 1, 2008 (trading was suspended on May 16, 2008). Subsequent to the suspension of trading, the price of our stock has declined significantly. Delisting could also adversely affect our ability to raise capital, which could negatively affect our ability to pursue growth opportunities.

Adverse market conditions may negatively impact the results of operations, which could impact our ability to service our debt.

The Company has a $175,000 revolving credit facility of which $69,927 was outstanding and $99,000 in term debt outstanding at June 28, 2008. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments on the credit facility or if we otherwise violate the financial covenants contained in those facilities, we will be in default, unless we are able to obtain waivers of these defaults from our lenders.

Due in part to the negative impact of current economic and retail market conditions, the Company does not expect to remain in compliance with its financial covenants at the end of the third quarter of 2008. The Company’s ability to continue with its current capital and operating structure and to fund operations would be contingent upon the Company’s ability to negotiate a waiver with its lenders and/or restructure its outstanding indebtedness. There is currently no assurance that such a waiver can be obtained or that such a restructuring can occur. However, the Company is currently pursuing certain actions to strengthen its balance sheet and reduce indebtedness, and has commenced discussions with its term loan and credit facility lenders to restructure its outstanding indebtedness

On July 28, 2008, the Company announced that it is pursuing certain actions to strengthen its balance sheet and reduce indebtedness and has commenced discussions with its term loan and credit facility lenders to restructure its outstanding indebtedness. If we are not able to reach agreement with our lenders, the amount of outstanding debt could materially adversely affect us in a number of ways.

There is no assurance that a reduction of our indebtedness can be achieved in a timely manner, either at all or on terms that will be satisfactory to us. If we are not able to reach agreement with our lenders, the amount of our outstanding debt could materially adversely affect us in a number of ways, including:

–	limiting our ability to obtain any necessary financing in the future for working capital, capital expenditures, debt service requirements, or other purposes;

–	limiting our flexibility in planning for, or reacting to, changes in our business;

–	placing us at a disadvantage relative to our competitors who have lower levels of debt;

–	making us more vulnerable to a downturn in our business or the economy generally; and

–	requiring us to use a substantial portion of our cash to pay principal and interest on our debt, instead of investing those funds in the business.

If we are able to reduce our outstanding indebtedness through negotiation with our lenders, such a reduction could result in substantial dilution of our stockholders’ existing ownership.

While there is no assurance that we will be able to restructure our outstanding indebtedness to reduce amounts outstanding on terms satisfactory to us, if we are able to do so, it is possible that such a restructuring could result in our existing holders of our common stock being substantially diluted.

Item 4.        Submission of Matters to a Vote of Security Holders

The following matters were submitted to a vote of security holders during the Company’s Annual Meeting of Stockholders held on May 21, 2008.

Description of Matter:

1.	Election of Directors to serve until the Company’s Annual Meeting of Stockholders in 2009:

Director	Votes Cast For	Authority Withheld

James E. Bloom	6,063,769	3,269,434
Glenda B. Glover	6,064,151	3,269,052
Charles N. Hayssen	6,066,119	3,267,084
Stewart M. Kasen	6,056,569	3,276,634
Reatha Clark King	6,060,671	3,272,532
Dolores A. Kunda	6,053,371	3,279,832
John Vincent Weber	6,059,119	3,274,084

2.	Ratification of Deloitte & Touche LLP as independent registered public accounting firm.

For	Against	Abstain	Broker Non- Votes

9,246,301	20,782	66,120	0

Item 6.	Exhibits

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

10.1

Amendment No. 4 dated May 16, 2008, 2008 to the Consulting Agreement dated January 4, 2007, by and between the Company and Carl Marks Advisory Group LLC. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on May 16, 2008, SEC File No. 1-11908).

10.2

Amendment No. 2 dated May 15, 2008 to the Letter Agreement dated as of November 9, 2007, by and between the Company and Fred Spivak. (Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on May 16, 2008, SEC File No. 1-11908).†

11.1	Computation of net loss per share.*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.2	Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith

† Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LENOX GROUP INC.

Date:	August 7, 2008	/s/ Marc L. Pfefferle
Marc L. Pfefferle
Chief Executive Officer
(Principal Executive Officer)

Date:	August 7, 2008	/s/ Fred Spivak
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