Form 10-Q
period 2008-09-27
LENOX GROUP INC
filed 2008-11-28
CIK 902270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 27, 2008

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

As of November 5 2008, 14,425,282 shares of the registrant’s common stock, par value $.01 per share, were outstanding.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

LENOX GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands)

ASSETS

	September 27, 2008	December 29, 2007	September 29, 2007

Current Assets:
Cash and cash equivalents	$748	$3,081	$370
Accounts receivable, net	84,531	43,273	106,599
Inventories	96,101	84,415	101,249
Deferred taxes	1,839	17,347	18,363
Income tax receivable	793	10,114	10,488
Other current assets	9,031	8,405	8,104

Total current assets	193,043	166,635	245,173

Property and equipment, net	36,054	41,987	41,445
Trademarks, net	24,913	119,941	119,092
Other intangibles, net	10,524	11,984	12,501
Marketable securities	—	71	75
Other assets	9,363	11,488	11,811

Total Assets	$273,897	$352,106	$430,097

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 27, 2008	December 29, 2007	September 29, 2007

Current liabilities:
Current portion of long-term debt	$99,000	$1,250	$1,000
Borrowings on revolving credit facility	87,958	8,938	89,851
Accounts payable	22,095	31,836	29,962
Accrued compensation and benefits payable	6,975	8,727	7,240
Severance and restructuring reserves	1,738	2,756	5,655
Other current liabilities	6,410	8,826	8,881

Total current liabilities	224,176	62,333	142,589

Deferred compensation obligation	—	54	55
Pension obligations	10,306	15,788	22,709
Postretirement obligations	1,416	1,585	15,392
Deferred taxes	1,958	25,531	17,108
Long-term debt	—	98,500	98,750
Deferred gain on sale-leaseback	3,364	3,570	3,639
Other noncurrent liabilities	7,878	8,603	9,715
Total stockholder’s equity	24,799	136,142	120,140

	$273,897	$352,106	$430,097

See notes to condensed consolidated financial statements.

LENOX GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share amounts)

	13 Weeks Ended September 27, 2008	13 Weeks Ended September 29, 2007

NET SALES	$110,491	$137,783
COST OF SALES	61,836	71,948

GROSS PROFIT	48,655	65,835

OPERATING EXPENSES
Selling, general and administrative	42,299	53,166
Asset impairment	81,479	—
Restructuring charges	1,523	2,015

OPERATING (LOSS) INCOME	(76,646)	10,654

OTHER EXPENSE (INCOME)
Interest expense	3,812	4,746
Other, net	70	(163)

(LOSS) INCOME BEFORE INCOME TAXES	(80,528)	6,071

INCOME TAX (BENEFIT) EXPENSE	(30,691)	1,949

NET (LOSS) INCOME	$(49,837)	$4,122

NET (LOSS) INCOME PER SHARE – BASIC	$(3.57)	$0.30

NET (LOSS) INCOME PER SHARE – ASSUMING DILUTION	$(3.57)	$0.29

WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC	13,979	13,826
ASSUMING DILUTION	13,979	14,019

See notes to condensed consolidated financial statements.

LENOX GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share amounts)

	39 Weeks Ended September 27, 2008	39 Weeks Ended September 29, 2007

NET SALES	$258,098	$317,149
COST OF SALES	133,786	171,387

GROSS PROFIT	124,312	145,762

OPERATING EXPENSES
Selling, general and administrative	130,493	156,273
Asset impairment	98,293	—
Restructuring charges	3,041	8,882

OPERATING LOSS	(107,515)	(19,393)

OTHER EXPENSE (INCOME)
Interest expense	10,545	11,646
Loss on refinancing of debt	—	5,940
Other, net	87	(268)

LOSS BEFORE INCOME TAXES	(118,147)	(36,711)

INCOME TAX BENEFIT	(8,585)	(16,527)

NET LOSS	$(109,562)	$(20,184)

NET LOSS PER SHARE – BASIC	$(7.86)	$(1.46)

NET LOSS PER SHARE – ASSUMING DILUTION	$(7.86)	$(1.46)

WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC	13,932	13,808
ASSUMING DILUTION	13,932	13,808

See notes to condensed consolidated financial statements.

LENOX GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	39 Weeks Ended September 27, 2008	39 Weeks Ended September 29, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash used in operating activities	$(75,336)	$(89,224)

Net cash used in operating activities	(75,336)	(89,224)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(5,639)	(2,871)
Proceeds from sale of assets	393	8,677
Acquisitions	—	(385)

Net cash (used) provided by investing activities	(5,246)	5,421

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of debt amendment and refinancing costs	—	(9,685)
Excess tax benefits from stock-based compensation	—	(7)
Net borrowings on revolving credit facility	79,021	42,341
Purchases of treasury stock	(12)	(30)
Principal payments on capital leases	(10)	(15)
Borrowings on long term debt	—	100,000
Payments on long-term debt	(750)	(49,306)

Net cash provided by financing activities	78,249	83,298

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,333)	(505)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,081	875

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$748	$370

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Depreciation expense	$7,229	$9,220
Asset impairment	98,293	—
Intangible amortization expense	3,073	1,634
Accrued capital expenditure purchases	79	294

Cash paid (received) for:
Interest	9,034	8,302
Income taxes	(9,276)	(55)

See notes to condensed consolidated financial statements

LENOX GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except per share amounts)

1.          Basis of Presentation

The Condensed Consolidated Balance Sheets as of September 27, 2008 and September 29, 2007, the Condensed Consolidated Statements of Operations for the 13 weeks and 39 weeks ended September 27, 2008 and September 29, 2007 and the Condensed Consolidated Statements of Cash Flows for the 39 weeks ended September 27, 2008 and September 29, 2007 are unaudited. The Consolidated Balance Sheet as of December 29, 2007 was derived from audited consolidated financial statements, but does not include all disclosures required by Generally Accepted Accounting Principles in the United States of America.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Due in part to the continued and significant negative impact of current economic and retail market conditions, the Company was in noncompliance of certain financial covenants under its amended and restated term loan agreement as of September 27, 2008. The term lenders that are party to the Company’s amended and restated term credit facility agreement (the “Term Loan Lenders”) provided a limited waiver and consent agreeing to waive any events of default through the end of November 24, 2008 (the “Waiver Period”). Upon expiration of the Waiver Period, the waiver and consent shall be immediately and automatically terminated and be of no further force or effect. The Company’s non-compliance with the aforementioned financial covenants, decreasing revenues, and recurring losses from operations raise substantial doubt about its ability to continue as a going concern under its current structure. Management’s subsequent actions and related plans concerning these matters are described below in Note 2 to the Condensed Consolidated Financial Statements. The Condensed Consolidated Financial Statements do not include any adjustments that might result from the outcome of this uncertainty. As a result, and as discussed further in Note 2 below, the reported balances of assets and liabilities do not necessarily represent the value that would be received or paid, respectively, upon a liquidation of the Company under a forced sale or other similar proceeding.

2.          Subsequent Events

Bankruptcy Filing

On November 23, 2008, the Company and its subsidiaries filed a voluntary petition for reorganization relief under Chapter 11 of the United States Bankruptcy Code in the Southern District of New York (the “Court”). The Court has granted a variety of first day motions that will allow the Company to continue to conduct business in the ordinary course without interruption.

In addition, the Company and its current revolving lender group have agreed to a new $85 million debtor-in-possession financing facility (“DIP Facility”). The Court has approved the use of $40 million in a first day motion and it is expected that the balance will be approved on or about December 15th. The DIP Facility will provide a continuing source of funds to the Company to enable it to satisfy customary obligations associated with ongoing operations of its business, including the timely payment of employee obligations, material purchases, normal operating expenses and other obligations. Any outstanding claims under the revolving credit facility will be “rolled up” into the DIP Facility. The DIP Facility matures on or before November 23, 2009.

While in Chapter 11, the Company will continue to pursue a sale of its business through a sale process to be approved by the Court in order to attain the highest and best offer from interested parties. As part of these efforts, the Company and its lenders under its existing term loan agreement have entered into a Plan Support Agreement including a Plan Term Sheet, pursuant to which the term lenders and the Company have agreed that substantially all of the Company’s assets will be sold to a new entity formed by said term lenders in exchange for cancellation of a portion of their secured loans, subject to higher or better offers. This proposal will be considered as one of the offers in the bidding process which is set up to maximize value of the Company’s assets for all creditors.

The Plan also provides that a plan administrator will be appointed to oversee the wind down of any remaining assets of the Company which are not transferred to a new owner pursuant to a sale. As a result of the Chapter 11 proceeding, holders of equity interests in the Company are not expected to receive or retain any property or interest on account of their interests and all such interests are expected to be cancelled and extinguished.

The accompanying financial statements do not purport to reflect or provide for the consequences of these bankruptcy proceedings. In particular, such financial statements do not purport to show (1) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (2) as to prepetition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (3) as to stockholder accounts, the effect of any changes that may be made in the capitalization of the Company; or (4) as to operations, the effect of any changes that may be made in its business.

Department 56 Scale-Down Plan

On October 31, 2008, the Board of Directors of the Company approved a scale-down plan (the “Scale-Down Plan”) for the Department 56 wholesale business which includes discontinuing its Everyday and Halloween product lines and most of its basic Christmas lines, as well as its Forchino collectible line. The Scale-Down Plan is designed to focus the Company’s resources on lines that have potential to generate sustainable profits, such as Villages, Snowbabies, Classic Brands, Ebony Visions, Just the Right Shoe, Possible Dreams, Sandra Magsamen and a small assortment of Christmas products.

The implementation of the Scale-Down Plan requires the elimination of 53 jobs during the three month period commencing October 31, 2008, including 30 employees at Department 56 headquarters in Eden Prairie, Minnesota, 7 employees at Department 56 offices in Petaluma, California, and 16 field sales and showroom employees. Affected employees will be provided with severance benefits which are estimated to cost approximately $0.4 million in the aggregate. In addition, there will be certain additional costs associated with the potential closing of certain Department 56 showrooms which are not determinable at the date of this filing. The implementation of the Scale-Down Plan is expected to be substantially completed by the end of 2008 and most of the costs will be charged as a restructuring expense.

The Company is implementing the Scale-Down Plan for a variety of reasons, including (i) declining economic conditions, (ii) a shrinkage in the Company’s wholesale customer base in the gift and specialty channel, and (iii) the Company’s strategy to leverage its financial resources to support more profitable product lines and businesses. The Scale-Down Plan does not involve any reductions on the Lenox, Dansk and Gorham side of the business.

3.          New Accounting Standards

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

Recently Issued Accounting Standards

In June 2008, the FASB issued FASB Staff Position (“FSP”) No. Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” (“FSP EITF 03-6-1”) FSP EITF 03-6-1 is effective for the Company in the first quarter of fiscal 2009. The Company does not expect that the adoption of FSP EITF 03-6-1 will have a material impact on the Company’s consolidated financial statements.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162 (“SFAS 162”), The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 is effective for the Company sixty days following the Securities and Exchange Commission (“SEC”) approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles,” which is expected to occur during the fourth quarter of fiscal 2008. The Company does not expect that adoption of the standard will impact its consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No 161 (“SFAS 161”), Disclosures about Derivative Instruments and Hedging Activities. SFAS 161 requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 Accounting for Derivative Instruments and Hedging Activities and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact, if any, that SFAS 161 will have on our disclosures included in the consolidated financial statements.

In December 2007, the FASB issued Statement No. 141(R), Business Combinations (“SFAS 141R”). SFAS 141R established the principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. SFAS 141R also establishes rules for recognition and measurement of the goodwill acquired in the business combination and the gains from bargain purchases. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first fiscal year beginning after December 15, 2008. SFAS 141(R) also applies to prospective changes in acquired tax assets and liabilities recognized as part of the Company’s previous acquisitions, by requiring such changes to be recorded as a component of the income tax provision. The Company expects SFAS 141(R) will have an impact on accounting for future business combinations, once adopted, and on prospective changes, if any, of previously acquired tax assets and liabilities.

4.          Stock-Based Compensation

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

Total share-based compensation expense (benefit) was $131 and $177 for the 13 weeks ended September 27, 2008, and September 29, 2007, respectively, and $497 and $(580) for the 39 weeks ended September 27, 2008 and September 29, 2007, respectively. During the 39 weeks ended September 29, 2007, forfeiture of restricted stock with performance conditions that were not met resulted in a reduction of the associated expense.

The Company did not grant restricted shares of common stock to employees or directors during the 13 weeks ended September 27, 2008 and did grant 261,000 restricted shares of common stock to executive officers, directors and employees during the 39 weeks ended September 27, 2008. Of these shares, 247,000 were performance-vesting and 14,000 shares were time-vesting. The weighted average price per share was $1.75. Exercise prices for these shares were priced at the market price of the Company’s common stock on the date of the grant. No shares of restricted common stock were issued during the 13 weeks ended September 29, 2007. Directors received 15,500 restricted shares of common stock during the 39 weeks ended September 29, 2007. These shares were issued during the second quarter of 2007 and were valued at $7.11 per share, the market price on the date of the grant. These shares vest three years from the date of the grant. Total compensation expense for non-vested restricted stock during the 13 weeks ended September 27, 2008, and September 29, 2007, was $167 and $115, respectively. For the 39 weeks ended September 27, 2008 and September 29, 2007, compensation expense (benefit) for non-vested restricted stock was $434 and $(695), respectively.

During the 13 weeks ended September 27, 2008, no stock option awards were granted. During the 39 weeks ended September 27, 2008, 28,000 stock option awards were granted to directors. These stock option awards vest one year from the date of the grant and have an exercise price equal to the market price of the Company’s common stock on the date of the grant. During the 13 weeks ended September 29, 2007, no option awards were granted to directors. However, during the 39 weeks ended September 29, 2007 31,000 stock option awards were granted to directors. Total compensation expense for stock option awards for the 13 weeks ended September 27, 2008 and September 29, 2007 was $15 and $62, respectively and $(23) and $115 for the 39 weeks ended September 27, 2008 and September 29, 2007 respectively. During the second quarter of 2008, forfeiture of stock options resulted in a reduction of the associated expense.

The Company estimates the fair value of each stock option using the Black-Scholes option pricing model. Assumptions used were:

	39 weeks ended September 27, 2008	39 weeks ended September 29, 2007

Risk-free interest rate	2.49%	4.60%
Expected dividend yield	0.0%	0.0%
Expected stock volatility	51.0%	39.0%
Expected life (in years)	6.0	5.0

The weighted average fair value of options granted during the 39 weeks ended September 27, 2008 and September 29, 2007 was $0.90 and $2.95, respectively.

Share-based expense for director’s compensation during the 13 weeks ended September 27, 2008 and September 29, 2007 was $(51) and $69, respectively and $86 and $165 for the 39 weeks ended September 27, 2008 and September 29, 2007 respectively. Elective stock compensation accrued as stock in the second quarter of 2008 was subsequently settled in cash which resulted in a credit for director’s stock compensation for the 13 weeks ended September 27, 2008.

5.          Income (Loss) per Common Share

Net income (loss) per common share is calculated by dividing net income (loss) by the weighted average number of shares outstanding during the period. Net income (loss) per common share assuming dilution reflects per share amounts that would have resulted had the Company’s dilutive outstanding stock options been converted to common stock. Restricted stock is considered outstanding on the date the stock becomes vested and is no longer subject to forfeiture when computing net income (loss) per common share – basic. Restricted stock, to the extent it is probable that the stock will become vested, is considered outstanding on the grant date when computing net income (loss) per common share – assuming dilution. Stock options and unvested restricted shares totaling 450 for the 13 weeks ended September 27, 2008 and 505 and 193 for the 39 weeks ended September 27, 2008 and September 29, 2007 respectively were considered anti-dilutive and excluded from the computation of common equivalent shares because the Company reported a net loss.

6.          Severance and Restructuring Costs

Restructuring activities initiated during 2007 included the announcement of the planned closing of the Company’s distribution center located in Rogers, MN in late 2007 (with distribution activities to be transferred to the Company’s distribution center located in Hagerstown, MD), the sale of the Company’s sterling silver product line and closure of the Company’s sterling silver manufacturing facility located in Pomona, NJ and changes in and consolidation of our management and operations structure (described as general restructuring below). The Company incurred an aggregate of $12,580 related to these activities over a two year period; $9,540 during the year ended December 29, 2007 and an additional $3,041 during the 39 weeks ended September 27, 2008. These costs were included in the restructuring charges in the Condensed Consolidated Statement of Operations. These restructuring costs exclude the estimated costs related to the Department 56 Scale-Down Plan approved by the Board of Directors of the Company on October 31, 2008, as disclosed in Note 2.

The table below shows a reconciliation of the severance and restructuring reserve activity through the third quarter of 2008:

	Plant and Distribution Center Closings		General Restructuring

	Severance	Other	Severance	Other	Total Reserves

Balance, December 29, 2007	$704	$267	$1,745	$40	$2,756
Costs incurred	62	914	1,463	602	3,041
Payments and other	(619)	(1,181)	(2,266)	7	(4,059)

Balance, September 27, 2008	$147	$—	$942	$649	$1,738

The total estimated costs expected to be incurred related to the plant and distribution center closings and the general restructuring that were initiated during 2007, including costs incurred during the 13 and 39 weeks ended September 27, 2008, were as follows:

	Costs Incurred

	Total costs expected	13 weeks ended September 27, 2008	39 weeks ended September 27, 2008	Cumulative through September 27, 2008

Plant and Distribution Center Closings	$3,437	$37	$977	$3,437
General Restructuring	9,143	1,486	2,064	9,143

	$12,580	$1,523	$3,041	$12,580

The additional costs incurred during the 13 and 39 weeks ended September 27, 2008 with respect to Plant and Distribution Center closings were principally severance and exit costs associated with the closure of the Company’s Rogers Distribution Center. The additional general restructuring costs related primarily to severance costs related to retail store closings and other cost reduction initiatives. These costs are allocable to reportable segments as follows:

	Costs Incurred

	Total costs expected	13 weeks ended September 27, 2008	39 weeks ended September 27, 2008	Cumulative through September 27, 2008

Wholesale	$760	$141	$219	$760
Retail	1,896	673	698	1,896
Direct	235	—	22	235
Corporate	9,689	709	2,102	9,689

	$12,580	$1,523	$3,041	$12,580

7.	Concentrations

At September 27, 2008, one customer accounted for approximately 14% of the Company’s total accounts receivable. For the 13 and 39 weeks ended September 27, 2008, this same customer accounted for approximately 19% and 17% of the Company’s total net sales respectively.

8.	Inventories

Inventories were comprised of:

	September 27, 2008	December 29, 2007	September 29, 2007

Raw materials	$3,213	$2,655	$2,763
Work-in-process	2,755	3,925	4,602
Finished goods	90,133	77,835	93,884

Total inventories	$96,101	$84,415	$101,249

9.	Comprehensive (Loss) Income

Comprehensive (loss) income and its components, net of tax, were as follows:

	13 weeks ended		39 weeks ended

	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007

Net (loss) income	$(49,837)	$4,122	$(109,562)	$(20,184)
Changes in cumulative foreign currency translation adjustment	(1)	2	4	(12)
Adjustment to pension and postretirement plan liabilities	(662)	(319)	(2,320)	(957)

Comprehensive (loss) income	$(50,500)	$3,805	$(111,878)	$(21,153)

10.	Trademarks and Other Intangible Assets

Intangible assets, other than goodwill, are comprised of the following:

	September 27, 2008			December 29, 2007			September 29, 2007

	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net

Finite-life intangible assets

Customer relationships	$15,300	$(5,093)	$10,207	$15,300	$(3,854)	$11,446	$15,300	$(3,441)	$11,859
Favorable lease interests	2,542	(2,355)	187	2,542	(2,238)	304	2,542	(2,170)	372
Non-compete agreements	2,705	(2,575)	130	2,705	(2,471)	234	2,705	(2,435)	270

	20,547	(10,023)	10,524	20,547	(8,563)	11,984	20,547	(8,046)	12,501
Indefinite-life intangible assets

Trademarks	29,052	(4,139)	24,913	124,080	(4,139)	119,941	123,231	(4,139)	119,092

Total Intangibles	$49,599	$(14,162)	$35,437	$144,627	$(12,702)	$131,925	$143,778	$(12,185)	$131,593

Our intangible assets are tested for impairment annually unless events or circumstances would require an immediate review. During the second quarter of 2008, the Company’s stock price dropped significantly. Due to deteriorating economic conditions that resulted in an extremely weak retail environment, the Company re-forecast its full year 2008 revenue and earnings projections. Upon completion of the impairment test, we concluded that the fair value of the Department 56 and Gorham trademarks were lower than their carrying values. Therefore, The Company recorded, in the Corporate segment, an impairment charge of $14,226 in the second quarter of 2008. This charge was comprised of $13,049 and $1,177 related to the Department 56 and Gorham trademarks, respectively.

During the third quarter of 2008 the economy continued to worsen which negatively impacted the Company and its operations. As a result, management further revised certain assumptions, including revenue and earnings projections, used to value the Company’s trademarks to reflect the worsening conditions experienced in the third quarter. Due to these severe economic conditions and worsening outlook, the Company performed a fair-value based impairment test as of September 27, 2008. In determining the fair value of its trademarks, the Company applied both the income approach, using the relief from royalty method and an enterprise value approach adjusted for assumed fair values of other assets and liabilities. Upon completion of the impairment test, the Company concluded that the fair value of the Lenox, Gorham, Dansk and Department 56 trademarks were lower than their carrying values as of September 27, 2008. Therefore The Company recorded, in the Corporate segment, an impairment charge of $80,802 for the 13 weeks ended September 27, 2008, by trademark as follows:

Trade name	Impairment charge 13 weeks ending September 27, 2008

Lenox	$(73,353)
Gorham	(2,209)
Dansk	(2,168)
D56	(3,072)

$(80,802)

The total trademark impairment charges recorded in the Corporate segment for the 39 weeks ended September 27, 2008 and the remaining carrying values of the trademarks as of September 27, 2008, were as follows:

Trade name	Carrying value December 29, 2007	Impairment charge 39 weeks ending September 27, 2008	Carrying amount September 27, 2008

Lenox	$96,000	$(73,353)	$22,647
Gorham	4,138	(3,386)	752
Dansk	3,682	(2,168)	1,514
D56	16,121	(16,121)	—

	$119,941	$(95,028)	$24,913

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

Intangible asset amortization expense for the 13 weeks and 39 weeks ended September 27, 2008 was $479 and $1,461 respectively, compared to $516 and $1,634 for the 13 weeks and 39 weeks ended September 29, 2007, respectively.

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

11.	Debt

Debt and the average interest rate on debt outstanding are summarized as follows:

	September 27, 2008			December 29, 2007			September 29, 2007

	Total	Current	Non current	Total	Current	Non current	Total	Current	Non current

Revolving credit facility 4.93%	$87,958	$87,958	$—	$8,938	$8,938	$—	$89,851	$89,851	—

Note payable to Maryland Department of Business and Economic Development 3%	150	150	—	150	—	150	150	—	150

Note payable to the County Commissioners of Washington County, Maryland 0%	100	100	—	100	—	100	100	—	100

Term loan facility 7.30%	98,750	98,750	—	99,500	1,250	98,250	99,500	1,000	98,500

Total debt	$186,958	$186,958	$—	$108,688	$10,188	$98,500	$189,601	$90,851	$98,750

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

Borrowings under the amended and restated revolving credit facility are subject to certain borrowing base limitations, and the Company’s borrowing capacity fluctuates during the year based upon accounts receivable and inventory levels. As of September 27, 2008, the Company’s borrowing capacity under the amended and restated revolving credit facility was $117.7 million, of which $22.1 million was available for additional borrowings or letters of credit at such date. However, as a result of our subsequent filing for relief under the United States Bankruptcy Code as further discussed in Note 2, the amended and restated revolving credit facility was replaced by a DIP Facility providing $85 million. At the time of filing and establishment of the DIP Facility, approximately $65 million was outstanding under the amended and restated revolving credit facility, providing an availability to the Company of up to approximately $20 million, subject to certain borrowing base limitations.

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

The Company’s credit facilities contain customary financial conditions and covenants, including restrictions on additional indebtedness, liens, investments, capital expenditures, issuances of capital stock and dividends. These credit facilities also require maintenance of minimum levels of fixed charge coverage and maximum levels of leverage, in each case at the end of each fiscal quarter.

The minimum fixed charge coverage ratio (as defined within the credit facility agreements) requires the Company to maintain a minimum ratio of Consolidated EBITDA (as defined within the credit facility agreements) to Consolidated Fixed Charges (as defined within the credit facility agreements) over a 12-month period ending on each fiscal quarter. The Company was not in compliance with this fixed charge coverage ratio as of September 27, 2008.

The maximum leverage ratio (as defined within the term credit facility agreement) requires the Company to maintain a maximum ratio of debt (as measured at the end of each fiscal quarter) to Consolidated EBITDA over a 12-month period ending on each fiscal quarter. The Company was not in compliance with this leverage ratio as of September 27, 2008.

On November 15, 2008 the Term Loan Lenders provided a limited waiver and consent until the end of the Waiver Period, whereby the Term Loan Lenders agreed to waive the Company’s failure to maintain the minimum fixed charge coverage ratio and maximum leverage ratio for the period ended September 27, 2008. Upon expiration of the Waiver Period, the waiver and consent shall be immediately and automatically terminated and be of no further force and effect.

The note payable to the Maryland Department of Business and Economic Development is a conditional promissory note that accrues interest at 3% per year. The principal and interest payments were deferred until December 31, 2008 and thereafter are subject to multiple maturity dates determined by the Company’s employment levels at the Hagerstown, MD distribution facility. The Company is also required to make a minimum capital investment to the distribution facility by December 31, 2008 in order to maintain this deferral status. The Company does not expect to achieve the employment levels required to qualify for full or partial debt forgiveness and therefore has classified the entire note payable as a current liability. Under the terms of this note the outstanding principal balance of the loan and accrued interest are due April 1, 2009.

The note payable to the County Commissioners of Washington County, Maryland is a conditional grant agreement that bears no interest charges. The principal payments were deferred until December 31, 2008 and thereafter are subject to multiple maturity dates determined by the Company’s employment levels at the Hagerstown, MD distribution facility. The Company is also required to make a minimum capital investment to the distribution facility by December 31, 2008 in order to maintain this deferral status. The Company does not expect to achieve the employment levels required to qualify for full or partial debt forgiveness and therefore has classified the entire note payable as a current liability. Under the terms of this note the outstanding principal balance of the loan and accrued interest are due April 1, 2009.

12.	Benefit Plans

During the third quarter of 2007, the Company announced that it is discontinuing post-65 retiree medical and life insurance coverage for all current participants (except for eight retirees and their dependents which have individual agreements with the Company) effective September 1, 2007. In accordance with SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, the Company accounted for this discontinuation as a negative plan amendment, remeasured its obligation as of August 31, 2007, and reflected a negative prior service cost which is being amortized into net periodic benefit cost pursuant to the Company’s historical accounting policy.

Components of net periodic benefit (income) cost for the 13 and 39 weeks ended September 27, 2008 and September 29, 2007 were as follows:

	13 weeks ended

	Pension Benefits		Medical and Life Insurance Benefits

	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007

Service cost	$113	$—	$—	$—
Interest cost	2,386	2,263	26	168
Expected return on assets	(2,870)	(2,667)	—	—
Amortization of prior service cost	—	—	(345)	(231)
Amortization of gain	(444)	(298)	(41)	(44)

Net periodic benefit income	$(815)	$(702)	$(360)	$(107)

	39 weeks ended

	Pension Benefits		Medical and Life Insurance Benefits

	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007

Service cost	$340	$—	$—	$—
Interest cost	7,157	6,790	78	642
Expected return on assets	(8,610)	(8,001)	—	—
Amortization of prior service cost	—	—	(1,035)	(581)
Amortization of gain	(1,331)	(895)	(122)	(126)

Net periodic benefit income	$(2,444)	$(2,106)	$(1,079)	$(65)

Subsequent to December 31, 2007, the U.S. and most foreign markets have experienced significant volatility and decreases in overall equity share value primarily as a result of credit availability issues and the worsening global economy. As a result, the value of the plan assets have been negatively impacted.

13.	Income Taxes

The reconciliation between income tax expense based on statutory income tax rates and the provision for income taxes is as follows:

	13 weeks ended		39 weeks ended

	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007

Pretax Accounting (Loss) Income	$(80,528)	$6,071	$(118,147)	$(36,711)

Income tax (benefit) expense at federal statutory rates	(28,185)	2,125	(41,351)	(12,849)
Trademark impairment	5,486		(119)
Valuation allowance	(7,356)		33,473
State income taxes, net of federal income tax benefit	(20)	257	131	(1,524)
Adjustments to uncertain tax positions	(608)	(419)	(718)	(2,264)
Other	(8)	(14)	(1)	110

(Benefit) provision for income taxes	$(30,691)	$1,949	$(8,585)	$(16,527)

Internal Revenue Code Section 382 and various state taxing jurisdictions place certain limitations on the annual amount of net operating loss (“NOL”) carryforwards which can be utilized if certain changes in the Company’s ownership occur. The Company had a change in ownership on December 29, 2007 resulting in a limitation on the utilization of the Company’s NOL carryforwards.

The valuation allowance for the 13 and 39 weeks ended September 27, 2008 applies to all of the deferred tax assets of the Company, including tax loss carryforwards, net of deferred tax liabilities. SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”) requires a company to evaluate its deferred tax assets on a regular basis to determine if a valuation allowance against the net deferred tax assets is required. According to SFAS 109, generally a cumulative loss in recent years is significant negative evidence in considering whether deferred tax assets are realizable. Based on the negative evidence, SFAS 109 precludes relying on projections of future taxable income to support the recognition of deferred tax assets. The valuation allowance on federal and state deferred tax assets was established during the second quarter of 2008.

14.	Commitments and Contingencies

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

On September 20, 2007, the parties held an all-day mediation session and reached a tentative settlement which is subject to court approval. Under the terms of the settlement, Lenox denies all claims as to liability, damages, penalties, interest, fees, restitution and all other forms of relief sought in the FACTA Litigation. Pursuant to the terms of the proposed settlement, the Company will pay approximately $128 for attorney’s fees and costs, a charitable contribution and a plaintiff’s incentive fee, and will provide participating claimants with a coupon off a future purchase or a free product through Company-operated retail stores. In return, the Company and its affiliates will be completely released from any and all claims, demands and actions concerning the FACTA Litigation and any claims that could have been alleged in the FACTA litigation.

As a result of the Credit and Debit Card Receipt Clarification Act of 2007 enacted on June 3, 2008, the Company sought a dismissal of this action with prejudice. On November 14, 2008, the Court issued a Memorandum & Order preliminarily approving the class action settlement agreement of the parties and preliminarily certifying the FACTA Litigation as a class action. A hearing has been scheduled on January 23, 2009 to consider whether the settlement should be given final approval by the Court.

(B) Period Design, Inc. v. D56, Inc. (“D56”) — D56 is a subsidiary of the Company. Plaintiff alleges a breach of contract claim and seeks compensatory damages based upon D56’s alleged failure to pay royalties alleged to be due Period Design, Inc. on various products marketed and sold by D56, together with pre-judgment interest thereon. The matter was tried before the Minnesota State District Court (Hennepin County) from February 17 through February 28, 2008. The parties settled post-trial for a payment to Period Design of $103 and the case was dismissed with prejudice.

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

15.	Stockholders’ Equity

The components of stockholders’ equity are as follows:

	September 27, 2008	December 29, 2007	September 29, 2007

Preferred stock, $.01 par value; authorized 20,000 shares; no shares issued	$—	$—	$—
Common stock, $.01 par value; authorized 100,000 shares; issued 23,982, 23,615 and 23,439 shares, respectively	240	236	234
Additional paid-in capital	64,565	64,021	63,756
Treasury stock, at cost; 9,555, 9,418 and 9,414 shares, respectively	(217,239)	(217,227)	(217,216)
Retained earnings	140,739	250,301	245,943
Accumulated other comprehensive income	36,494	38,811	27,423

Total stockholders’ equity	$24,799	$136,142	$120,140

16.	Segments of the Company and Related Information

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

	13 WEEKS ENDED SEPTEMBER 27, 2008	% of net sales	13 WEEKS ENDED SEPTEMBER 29, 2007	% of net sales	39 WEEKS ENDED SEPTEMBER 27, 2008	% of net sales	39 WEEKS ENDED SEPTEMBER 29, 2007	% of net sales

WHOLESALE:
Net sales	$86,359	100	$105,880	100	$188,435	100	$223,866	100
Gross profit	34,546	40	46,258	44	82,182	44	93,186	42
Selling expenses	9,996	12	10,100	10	27,334	15	27,016	12
Restructuring charges	309	—	5	—	386	—	692	—
Operating income	24,241	28	36,153	34	54,462	29	65,478	29

RETAIL:
Net sales	$9,716	100	$12,031	100	$26,380	100	$37,581	100
Gross profit	4,078	42	5,666	47	11,971	45	14,266	38
Selling expenses	5,444	56	7,190	60	18,033	68	22,408	60
Restructuring charges	673	7	201	2	698	3	1,151	3
Impairment loss	480	5	—	—	3,068	12	—	—
Operating loss	(2,519)	(26)	(1,725)	(14)	(9,828)	(37)	(9,293)	(25)

DIRECT:
Net sales	$13,865	100	$19,736	100	$42,331	100	$54,678	100
Gross profit	9,480	68	13,775	70	29,207	69	37,286	68
Selling expenses	7,517	54	11,845	60	23,979	57	33,048	60
Restructuring charges	—	—	7	—	22	—	173	—
Operating income	1,963	14	1,923	10	5,206	12	4,065	7

CORPORATE:
Unallocated net sales	$551	—	$136	—	$952	—	$1,024	—
Unallocated G&A	19,342	—	24,031	—	61,147	—	73,801	—
Trademark Impairment	80,999	—		—	95,225	—	—	—
Restructuring charges	541	—	1,802	—	1,935	—	6,866	—
Operating loss	(100,331)	—	(25,697)	—	(157,355)	—	(79,643)	—

CONSOLIDATED:
Net sales	$110,491	100	$137,783	100	$258,098	100	$317,149	100
Operating income (loss)	(76,646)	(69)	10,654	8	(107,515)	(42)	(19,393)	(6)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

This Item should be read in conjunction with the Company’s 2007 Form 10-K and the Condensed Consolidated Financial Statements and the related notes, particularly Note 16, presented earlier in this Quarterly Report on Form 10-Q. Other components of the Condensed Consolidated Statement of Operations which are classified below Operating Income (i.e. interest expense, income tax expense (benefit), etc.) are not allocated by segment and are discussed separately.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Due in part to the continued and significant negative impact of current economic and retail market conditions, the Company was in noncompliance of certain financial covenants under its amended and restated term loan agreement as of September 27, 2008. The Term Loan Lenders provided a limited waiver and consent agreeing to waive any events of default through the end of November 24, 2008 (the “Waiver Period”). Upon expiration of the Waiver Period, the waiver and consent shall be immediately and automatically terminated and be of no further force or effect. The Company’s non-compliance with the aforementioned financial covenants, decreasing revenues, and recurring losses from operations raise substantial doubt about its ability to continue as a going concern under its current structure. Managements subsequent actions and related plans concerning these matters are described below and in Note 2 to the Condensed Consolidated Financial Statements. The Condensed Consolidated Financial Statements do not include any adjustments that might result from the outcome of this uncertainty. As a result, and as discussed further below and in Note 2 to the financial statements, the reported balances of assets and liabilities do not necessarily represent the value that would be received or paid, respectively, upon a liquidation of the Company under a forced sale or other similar proceeding.

Bankruptcy Filing

On November 23, 2008, the Company and its subsidiaries filed a voluntary petition for reorganization relief under Chapter 11 of the United States Bankruptcy Code in the Southern District of New York (the “Court”). The Court has granted a variety of first day motions that will allow the Company to continue to conduct business in the ordinary course without interruption.

In addition, the Company and its current revolving lender group have agreed to a new $85 million debtor-in-possession financing facility (“DIP Facility”). The Court has approved the use of $40 million in a first day motion and it is expected that the balance will be approved on or about December 15th. The DIP Facility will provide a continuing source of funds to the Company to enable it to satisfy customary obligations associated with ongoing operations of its business, including the timely payment of employee obligations, material purchases, normal operating expenses and other obligations. Any outstanding claims under the revolving credit facility will be “rolled up” into the DIP Facility. The DIP Facility matures on or before November 23, 2009.

While in Chapter 11, the Company will continue to pursue a sale of its business through a sale process to be approved by the Court in order to attain the highest and best offer from interested parties. As part of these efforts, the Company and its lenders under its existing term loan agreement have entered into a Plan Support Agreement including a Plan Term Sheet, pursuant to which the term lenders and the Company have agreed that substantially all of the Company’s assets will be sold to a new entity formed by said term lenders in exchange for cancellation of a portion of their secured loans, subject to higher or better offers. This proposal will be considered as one of the offers in the bidding process which is set up to maximize value of the Company’s assets for all creditors.

The Plan also provides that a plan administrator will be appointed to oversee the wind down of any remaining assets of the Company which are not transferred to a new owner pursuant to a sale. As a result of the Chapter 11 proceeding, holders of equity interests in the Company are not expected to receive or retain any property or interest on account of their interests and all such interests will be cancelled and extinguished.

Comparison of Results of Operations for the Quarter Ended September 27, 2008 to the Quarter Ended September 29, 2007.

Wholesale

Net sales decreased $19.5 million, or 18%, in the third quarter of 2008, compared with the same period in 2007 on lower sales volume. The lower volume was due primarily to current economic conditions which have resulted in an extremely weak retail environment, particularly for discretionary products such as those sold by the Company. The gift and specialty channel has been impacted the most.

Gross profit decreased $11.7 million in the third quarter of 2008 as compared to the third quarter of 2007 primarily due to lower sales volume and a higher excess inventory provision. Lower product costs due principally to improvements in the Kinston factory were a partial offset. Gross profit as a percentage of net sales was 40% and 44% in the third quarter of 2008 and 2007, respectively. The 4% margin percentage decline was due principally to a higher excess inventory provision combined with an unfavorable sales mix as a result of lower high margin gift and specialty sales in 2008.

Selling expenses were 12% of net sales in the third quarter of 2008 as compared to 10% of net sales in the third quarter of 2007. The higher expense rate in 2008 was a result of an increase in bad debt expense in the gift and specialty channel.

Operating income decreased in the third quarter of 2008 by $11.9 million as compared to the comparable period in 2007 due primarily to the sales volume and gross profit percentage declines.

Retail

Net sales decreased $2.3 million, or 19%, in the third quarter of 2008, compared with the same period in 2007. Lower sales volume due, in part to a weak retail environment, resulted in a 14% reduction in same store sales. An average of four fewer retail stores in the third quarter of 2008 as compared to the comparable prior year period, also contributed to the volume decline.

Gross profit decreased $1.6 million in the third quarter of 2008 compared to the third quarter of 2007. Gross profit as a percentage of net sales was 42% in the third quarter of 2008 versus 47% in the third quarter of 2007. The 5% decrease in gross profit percentage was primarily due to a higher sales mix of lower gross margin second quality, excess and discontinued merchandise in 2008.

Selling expenses as a percentage of net sales were 56% and 60% in the third quarter of 2008 and 2007 respectively. The 4% decrease in selling expense percentage was primarily due to four fewer stores in the third quarter of 2008 as compared to the third quarter of 2007.

Restructuring charges of $0.7 million in the third quarter of 2008 were principally due to lease termination cost related to the termination of an “All the Hoopla” store lease and to severance related charges.

Asset impairment charges of $0.5 million related to the write down, for closing stores, of the carrying amount of property and equipment to fair value.

Operating loss was $0.8 million more in the third quarter of 2008 as compared to the third quarter of 2007 due to the sales volume, gross margin percentage decline and asset impairment charge.

Direct

Net sales decreased $5.9 million, or 30%, in the third quarter of 2008 as compared to the same period in 2007 on lower sales volume. The volume decline was due primarily to a planned reduction in promotion frequency in the direct mail business, targeting a historically higher responding customer group, which was intended to increase customer response rates. Lower catalog and internet sales also contributed to the volume decrease.

Gross profit decreased $4.3 million in the third quarter of 2008 as compared to the third quarter of 2007, principally due to the decrease in sales volume. Gross profit as a percentage of net sales was 68% and 70% in the third quarter of 2008 and 2007, respectively. The 2% decrease in gross profit percentage was primarily due to a more unfavorable product mix.

Selling expenses decreased by $4.3 million, or 37%, in the third quarter of 2008 compared to the same period in 2007. This decrease in selling expense in 2008 was primarily due to a planned decrease in advertising spending designed to maximize operating income by concentrating on programs with the highest customer response rates.

Operating income was essentially flat in the third quarter of 2008 compared to the same period in 2007 as lower sales volumes and gross profit percentage decreases were offset by cost reductions.

Corporate

Net sales of $0.6 million and $0.1 million in the third quarters of 2008 and 2007, respectively, represents revenue from the licensing of the Lenox brand.

General and administrative expenses decreased by $4.7 million, or 20%, in the third quarter of 2008 as compared to the same period in 2007. This decrease was primarily due to a $1.6 million reduction in base and incentive compensation and benefit related costs, $1.5 million in lower executive management and legal fees and expenses, $0.4 million in pension and postretirement savings, and $0.5 million from reduced distribution costs.

The Company performed an impairment analysis of its intangible assets as of September 27, 2008, as a result of continued economic and retail market deterioration. Based on the results of this analysis, the Company determined that the carrying values of all of its trademarks exceeded their fair values. Therefore, the Company recorded an asset impairment charge of $80.8 million in the third quarter of 2008 (See Note 10 to the Condensed Consolidated Financial Statements). The write off of $0.2 million in previously recognized goodwill, related to the Willits acquisition, was an additional asset impairment charge.

Restructuring charges of $0.5 million in the third quarter of 2008 and $1.8 million in the third quarter of 2007 were principally severance costs related to headcount reductions.

Provision for Income Taxes

The Company recorded a tax benefit of $30.7 million in the third quarter of 2008. This amount relates primarily to the reduction of the deferred tax liability relating to the impairment of tradenames during the quarter.

Comparison of Results of Operations for the 39 Weeks Ended September 27, 2008 to the 39 Weeks Ended September 29, 2007.

Wholesale

Net sales decreased $35.4 million, or 16%, in the first nine months of 2008 compared with the same period in 2007 due to lower sales volume. The volume decline was due primarily to the challenging economic conditions which have resulted in an extremely weak retail environment, particularly for discretionary products such as those sold by the Company. The gift and specialty channel has been impacted the most.

Gross profit decreased $11.0 million in the first nine months of 2008 as compared to the first nine months of 2007 due to lower sales volume. Gross profit as a percentage of net sales increased 2% from 42% in the first nine months of 2007 to 44% in the first nine months of 2008. The increase in gross profit percentage was the result of lower product costs, principally due to improvements at the Kinston factory. A lower excess inventory provision also contributed to the gross profit percentage increase.

Selling expenses increased $0.3 million in 2008 as compared to 2007 due to an increase in bad debt expense in the gift and specialty channel which was partially offset by lower variable selling expenses. Selling expenses were 15% of net sales in the first nine months of 2008 as compared to 12% in the first nine months of 2007. The higher rate reflects slightly higher costs on a significantly smaller net sales base.

Restructuring charges of $0.4 million in 2008 and $0.7 million in 2007 were principally severance-related restructuring charges.

Operating income decreased $11.0 million in the first nine months of 2008 as compared to the same period in 2007 primarily due to the sales volume decrease as described above.

Retail

Net sales decreased $11.2 million, or 30%, in the first nine months of 2008, compared with the same period in 2007 on lower sales volume. Unusually high sales volume in the first half of 2007 was driven by excessive price reductions to liquidate excess merchandise, which was not repeated in 2008. As a result, same stores sales in the first nine months of 2008 declined 23%. The weak retail environment, that led to lower outlet mall and store traffic and a net reduction of eight stores in the first nine months of 2008, as compared to the comparable prior period, also contributed to the volume decline.

Gross profit decreased by $2.3 million in the first nine months of 2008 compared to the first nine months of 2007 as a favorable product mix was able to offset a portion of the volume decline. Gross profit as a percentage of net sales improved 7% from 38% in the first nine months of 2007 to 45% in the first nine months of 2008. A greater mix of high gross margin first quality and go-forward merchandise sold in the first nine months of 2008 as compared to lower gross margin excess merchandise sold in the first nine months of 2007 accounted for all of the gross margin percentage improvement.

Selling expenses decreased $4.4 million in the first nine months of 2008 compared to the first nine months of 2007, primarily as a result of fewer stores. Selling expenses increased as a percentage of net sales from 60% in the first nine months of 2007 to 68% in the first nine months of 2008. This higher expense rate reflects reduced operating expenses on a significantly smaller net sales base.

Restructuring charges of $0.7 million and $1.2 million in the first nine months of 2008 and 2007 respectively, were related to lease termination and other store closure costs, as well as severance-related charges.

Impairment charges of $3.1 million in the first nine months of 2008 related principally to a $2.6 million write-down, to fair value, of the property and equipment of three former “All the Hoopla” stores. These stores had historically generated negative operating cash flow and were projected to continue to this trend into the foreseeable future. An additional write-down of $0.5 million related to property and equipment of closing stores.

Operating loss was $0.5 million higher in the first nine months of 2008 as compared to the first nine months of 2007, as the volume decrease and impairment charges were largely offset by gross margin percentage improvements and cost reductions.

Direct

Net sales decreased $12.3 million, or 23%, in the first nine months of 2008 as compared to the same period in 2007 on lower sales volume. The volume decline was primarily due to a planned reduction in promotion frequency in the direct mail business, targeting a historically higher responding customer group, intended to increase customer response rates. Lower catalog and internet sales also contributed to the decline.

Gross profit decreased $8.1 million in the first nine months of 2008 as compared to the first nine months of 2007, principally due to the decrease in sales volume. Gross profit as a percentage of net sales was 69% and 68% in the first nine months of 2008 and 2007, respectively. This increase in gross profit percentage was primarily due to a focused effort to improve sales mix.

Selling expenses decreased by $9.1 million or 27%, in the first nine months of 2008 compared to the first nine months of 2007 due primarily to a planned decrease in advertising spending to maximize operating income by concentrating on programs with the highest customer response rates.

Restructuring charges of $0.2 million in 2007 were severance-related charges that were largely not repeated in 2008.

Operating income increased by $1.1 million in the first nine months of 2008 compared to the same period in 2007, primarily due to the cost savings which more than offset the sales volume decrease.

Corporate

Net sales of $1.0 million in the first nine months of 2008 and 2007 respectively, represent revenue from the licensing of the Lenox brand.

General and administrative expenses decreased by $12.7 million, or 17%, in the first nine months of 2008 as compared to the same period in 2007. This decrease was primarily a result of a $4.4 million reduction in base and incentive compensation and benefits related costs, $4.8 million from lower executive management fees, legal fees, and other cost savings, $2.5 million from reduced distribution costs and $1.4 million in pension and postretirement savings. The first nine months of 2007 benefited from a reversal of equity compensation expense related to the forfeiture of certain performance shares, which did not re-occur in the first nine months of 2008. As a result, equity compensation increased $0.9 million in the first nine months of 2008 as compared to the first nine months of 2007.

The Company performed an impairment analysis of its intangible assets as a result of projected declining revenues and a significant deterioration in economic and retail market conditions. Based on the results of these analyses, the Company determined that the carrying value of all its trademarks exceeded their fair values. The Company recorded an impairment charge of $95.0 million during the 39 weeks ended September 27, 2008 (see Note 10 to the Condensed Consolidated Financial Statements). The write off of $0.2 million in previously recognized goodwill, related to the Willits acquisition, was an additional impairment charge.

Restructuring charges of $1.9 million during the first nine months of 2008 were primarily exit costs related to the closure of the Rogers, MN distribution center that was completed in the first quarter of 2008. Additional 2008 restructuring charges were severance-related costs. Restructuring charges of $6.9 million in the first nine months of 2007 were principally severance expense related to the Company’s previous chief executive officer, lease buyout expense related to the shutdown of the Company’s Rogers distribution facility and general severance and other costs associated with organizational changes.

Loss on the debt refinancing

The Company incurred a $5.9 million loss on refinancing of its term and revolver loans in the first nine months of 2007. This loss consisted of $2.7 million of costs incurred in the quarter related to the re-financing as well as the write-off of $3.2 million of previously capitalized loan costs.

Provision for Income Taxes

The Company recorded a tax benefit of $8.6 million for the first nine months of 2008 which included $33.5 million in tax expense related to a valuation allowance against the net deferred tax asset balance at September 27, 2008. This amount is offset by the tax benefit relating to the impairment of the trademarks during the second and third quarter. Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”), requires a company to evaluate its deferred tax assets on a regular basis to determine if a valuation allowance against the net deferred tax assets is required. According to SFAS No. 109, a cumulative loss in recent years is significant negative evidence in considering whether deferred tax assets are realizable. Based on this negative evidence, SFAS 109 precludes relying on projections of future taxable income to support the realizability of deferred tax assets. The Company determined that a full valuation allowance was necessary against all existing federal and state net deferred tax assets as of September 27, 2008 based on the results of this evaluation. (See note 13 to the Condensed Consolidated Financial Statements).

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

Due in part to the negative impact of current economic and retail market conditions, the Company was in noncompliance of certain financial covenants under its amended and restated term credit facility agreement as of September 27, 2008. The Term Loan Lenders provided a limited waiver and consent agreeing to waive the events of default through the end of the Waiver Period. Upon expiration of the Waiver Period, the waiver and consent shall be immediately and automatically terminated and be of no further force or effect. The Company’s non-compliance with the aforementioned financial covenants, decreasing revenues, and recurring losses from operations raise substantial doubt about its ability to continue as a going concern under its existing structure.

On November 23, 2008, the Company and its subsidiaries filed a voluntary petition for reorganization relief under Chapter 11 of the United States Bankruptcy Code in the Southern District of New York (the “Court”). The Court has granted a variety of first day motions that will allow the Company to continue to conduct business in the ordinary course without interruption.

In addition, the Company and its current revolving lender group have agreed to a new $85 million debtor-in-possession financing facility (“DIP Facility”). The Court has approved the use of $40 million in a first day motion and it is expected that the balance will be approved on or about December 15th. The DIP Facility will provide a continuing source of funds to the Company to enable it to satisfy customary obligations associated with ongoing operations of its business, including the timely payment of employee obligations, material purchases, normal operating expenses and other obligations. Any outstanding claims under the revolving credit facility will be “rolled up” into the DIP Facility. The DIP Facility matures on or before November 23, 2009.

While in Chapter 11, the Company will continue to pursue a sale of its business through a sale process to be approved by the Court in order to attain the highest and best offer from interested parties. As part of these efforts, the Company and its lenders under its existing term loan agreement have entered into a Plan Support Agreement including a Plan Term Sheet, pursuant to which the term lenders and the Company have agreed that substantially all of the Company’s assets will be sold to a new entity formed by said term lenders in exchange for cancellation of a portion of their secured loans, subject to higher or better offers. This proposal will be considered as one of the offers in the bidding process which is set up to maximize value of the Company’s assets for all creditors.

The Plan also provides that a plan administrator will be appointed to oversee the wind down of any remaining assets of the Company which are not transferred to a new owner pursuant to a sale. As a result of the Chapter 11 proceeding, holders of equity interests in the Company are not expected to receive or retain any property or interest on account of their interests and all such interests will be cancelled and extinguished.

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

Cash Flows from Operations

In the first nine months of 2008, operations consumed $75.3 million in cash compared to $89.2 million in the first nine months of 2007. Operating cash flow in the first nine months of both years reflects the seasonal working capital requirements of the business as noted above. The $13.9 million decrease in cash consumed was principally due to an income tax refund received in the third quarter of 2008.

Cash Flows from Investing Activities

In the first nine months of 2008, the Company used $5.2 million of net cash in investing activities, due principally to capital spending in the distribution facilities as a result of the consolidation of the Roger’s MN distribution center. In the first nine months of 2007, the Company had net cash provided of $5.4 million from investing activities, primarily from the proceeds received from the sale of the sterling silver product line that was partially offset by capital spending on facilities and technology infrastructure.

Cash Flows from Financing Activities

The Company had net borrowings of $78.3 million to fund operations in the first nine months of 2008 compared to net borrowings of $93.0 million for the same period in 2007. The $14.7 million decrease in borrowings resulted principally from costs to re-finance the Company’s debt in the second quarter of 2007 (see below) that were not repeated in 2008.

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

Borrowings under the amended and restated revolving credit facility are subject to certain borrowing base limitations, and the Company’s borrowing capacity fluctuates during the year based upon accounts receivable and inventory levels. As of September 27, 2008, the Company’s borrowing capacity under the amended and restated revolving credit facility was $117.7 million, of which $22.1 million was available for additional borrowings or letters of credit at such date. However, as a result of our subsequent filing for relief under the United States Bankruptcy Code as further discussed in Note 2, the amended and restated revolving credit facility was replaced by a DIP Facility providing $85 million. At the time of filing and establishment of the DIP Facility, approximately $65 million was outstanding under the amended and restated revolving credit facility, providing an availability to the Company of up to approximately $20 million, subject to certain borrowing base limitations.

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

The Company’s credit facilities contain customary financial conditions and covenants, including restrictions on additional indebtedness, liens, investments, capital expenditures, issuances of capital stock and dividends. These credit facilities also require maintenance of minimum levels of fixed charge coverage and maximum levels of leverage, in each case at the end of each fiscal quarter.

The minimum fixed charge coverage ratio (as defined within the credit facility agreements) requires the Company to maintain a minimum ratio of Consolidated EBITDA (as defined within the credit facility agreements) to Consolidated Fixed Charges (as defined within the credit facility agreements) over a 12-month period ending on each fiscal quarter. The Company was not in compliance with this fixed charge coverage ratio as of September 27, 2008.

The maximum leverage ratio (as defined within the term credit facility agreement) requires the Company to maintain a maximum ratio of debt (as measured at the end of each fiscal quarter) to Consolidated EBITDA over a 12-month period ending on each fiscal quarter. The Company was not in compliance with this leverage ratio as of September 27, 2008.

On November 15, 2008 the Term Loan Lenders provided a limited waiver and consent until the end of the Waiver Period, whereby the Term Loan Lenders agreed to waive the Company’s failure to maintain the minimum fixed charge coverage ratio and maximum leverage ratio for the period ended September 27, 2008. Upon expiration of the Waiver Period, the waiver and consent shall be immediately and automatically terminated and be of no further force and effect.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

As of September 27, 2008, the Company is obligated to make cash payments in connection with its debt obligations, operating leases, purchase commitments, capital leases, environmental remediation costs and royalty guarantees in the amounts listed below. The contractual obligation table below excludes the Company’s FIN 48 liabilities of $716 because the Company cannot make a reasonable estimate of the timing of the related cash payment. The Company has no unrecorded obligations other than the items noted in the following table:

	Payments due (in thousands)

	2008 (Q4)	2009	2010	2011	2012	Thereafter	Total

Revolving Credit Facility[1,2]	$87,958	$—	$—	$—	$—	$—	$87,958
Long-term Debt[2]	99,000	—	—	—	—	—	99,000
Operating Leases	3,023	11,652	10,396	8,897	7,437	39,204	80,609
Purchase Commitments[3]	15,678	—	—	—	—	—	15,678
Environmental Costs[4]	44	220	218	217	313	1,054	2,066
Royalty Guarantees[5]	182	2,317	2,045	2,058	10	—	6,612

Total	$205,885	$14,189	$12,659	$11,172	$7,760	$40,258	$291,923

1The Company’s borrowings under the revolving credit facility are classified as current liabilities on the Consolidated Balance Sheets in accordance with Emerging Issues Task Force Issue No. 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement.

2In addition to the principal payments on debt included in the summary of significant contractual obligations, the Company will incur interest expense on outstanding variable rate debt. All amounts outstanding under the revolving and term loan credit facilities are variable interest rate debt with weighted average interest rates as of September 27, 2008 of 4.93 % and 7.30%, respectively.

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

FORWARD-LOOKING STATEMENTS

Any conclusions or expectations expressed in, or drawn from, the statements in this filing concerning matters that are not historical corporate financial results are “forward-looking statements”, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. These statements are based on management’s estimates, assumptions and projections as of today and are not guarantees of future performance. Such risks and uncertainties that could affect performance include, but are not limited to, the ability of the Company to: (1) manage the uncertainties associated with the scale-down of the Department 56 operations; (2) achieve revenue or cost synergies; (3) generate cash flow to pay off outstanding debt and remain in compliance with the terms of its credit facilities; (4) successfully complete its operational improvements, including improving inventory management and making the supply chain more efficient; (5) retain key employees; (6) maintain and develop cost effective relationships with foreign manufacturing sources; (7) maintain the confidence of and service effectively key wholesale customers; (8) manage currency exchange risk and interest rate changes on the Company’s variable debt; (9) identify, hire and retain quality designers, sculptors and artistic talent to design and develop products which appeal to changing consumer preferences; (10) forecast and react to consumer demand in a challenging economic environment; (11) raise capital in light of the delisting of our common stock from the New York Stock Exchange; (12) manage litigation risk in a cost effective manner; (13) consummate a plan of reorganization in the Chapter 11 proceeding, including the restructuring of the Company’s debt; (14) obtain Bankruptcy Court approval with respect to motions made from time to time in the Chapter 11 proceeding; (15) obtain and maintain normal terms with vendors and service providers; (16) maintain contracts that are critical to its operations; and (17) effectively manage the potential adverse impact of the Chapter 11 proceeding on the Company’s operations. Actual results may vary materially from forward-looking statements and the assumptions on which they are based. The Company undertakes no obligation to update or publish in the future any forward-looking statements. Also, please read the bases, assumptions and factors set out in Item 1A in the Company’s Form 10-K for 2007 dated March 13, 2008 and in Item 1A in the Company’s Quarterly Reports on Form 10-Q that have been subsequently filed under the Securities Exchange Act of 1934 (“The Exchange Act”), all of which is incorporated herein by reference and applicable to the forward-looking statements set forth herein.

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

On September 20, 2007, the parties held an all-day mediation session and reached a tentative settlement which is subject to court approval. Under the terms of the settlement, Lenox denies all claims as to liability, damages, penalties, interest, fees, restitution and all other forms of relief sought in the FACTA Litigation. Pursuant to the terms of the proposed settlement, the Company will pay approximately $128 for attorney’s fees and costs, a charitable contribution and a plaintiff’s incentive fee, and will provide participating claimants with a coupon off a future purchase or a free product through Company-operated retail stores. In return, the Company and its affiliates will be completely released from any and all claims, demands and actions concerning the FACTA Litigation and any claims that could have been alleged in the FACTA litigation.

As a result of the Credit and Debit Card Receipt Clarification Act of 2007 enacted on June 3, 2008, the Company sought a dismissal of this action with prejudice. On November 14, 2008, the Court issued a Memorandum & Order preliminarily approving the class action settlement agreement of the parties and preliminarily certifying the FACTA Litigation as a class action. A hearing has been scheduled on January 23, 2009 to consider whether the settlement should be given final approval by the Court.

(B) Period Design, Inc. v. D56, Inc. (“D56”) — D56 is a subsidiary of the Company. Plaintiff alleges a breach of contract claim and seeks compensatory damages based upon D56’s alleged failure to pay royalties alleged to be due Period Design, Inc. on various products marketed and sold by D56, together with pre-judgment interest thereon. The matter was tried before the Minnesota State District Court (Hennepin County) from February 17 through February 28, 2008. The parties settled post-trial for a payment to Period Design of $103 and the case was dismissed with prejudice.

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

The Bankruptcy Filing will create uncertainty as to the disposition of the Company’s assets and liabilities and is expected to result in the holders of equity interests in the Company having all such interests cancelled and extinguished.

On November 23, 2008, the Company filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in the Southern District of New York. As a result of the filing, there is uncertainty as to the disposition of the Company’s assets and liabilities and the holders of the equity interests in the Company are not expected to receive or retain any property or interest on account of their interests and all such interests are expected to be cancelled and extinguished.

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5 (a).	Bankruptcy or Receivership

On November 23, 2008, (i) the Company, (ii) FL 56 Intermediate Corp, a Delaware corporation, (iii) D 56 Inc., a Minnesota corporation, (iv) Lenox, Incorporated, a New Jersey corporation, (v) Lenox Worldwide, LLC, a Delaware limited liability company, (vi) Lenox Retail, Inc., a Minnesota corporation, and (vii) Lenox Sales, Inc, a Minnesota corporation (collectively, the “Debtors”), filed voluntary petitions for relief under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). The Chapter 11 cases have been consolidated by the Bankruptcy Court under case number 08-14679 (ALG).

Item 6.	Exhibits

2.1

Plan Support Agreement and Plan Term Sheet, as Exhibit A, dated as of November 23, 2008, between the Company and its subsidiaries; (i)FL 56 Intermediate Corp, a Delaware corporation, (ii) D 56 Inc., a Minnesota corporation, (iii) Lenox, Incorporated, a New Jersey corporation, (iv) Lenox Worldwide, LLC, a Delaware limited liability company, (v) Lenox Retail, Inc., a Minnesota corporation, and (vi) Lenox Sales, Inc, a Minnesota corporation, Bank of New York Mellon as administrative agent and the lenders party to that certain Amended and restated Term Loan Credit Agreement dated as of April 20, 2007, and UBS Securities AG, Stamford Branch as administrative agent and the lenders party to that certain Revolving Credit Agreement dated as of April 20, 2007*

3.1

Restated Certificate of Incorporation of the Company. (Incorporated herein by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31 2005. SEC File No. 1-11908.)

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

11.1	Computation of net income (loss) per share.*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.2	Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith

† Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LENOX GROUP INC.

Date:	November 28, 2008	/s/ Marc L. Pfefferle

Marc L. Pfefferle
Chief Executive Officer
(Principal Executive Officer)

Date:	November 28, 2008	/s/ Fred Spivak

Fred Spivak
Chief Financial Officer
Chief Operating Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

2.1

Plan Support Agreement and Plan Term Sheet, as Exhibit A, dated as of November 23, 2008, between the Company and its subsidiaries; (i)FL 56 Intermediate Corp, a Delaware corporation, (ii) D 56 Inc., a Minnesota corporation, (iii) Lenox, Incorporated, a New Jersey corporation, (iv) Lenox Worldwide, LLC, a Delaware limited liability company, (v) Lenox Retail, Inc., a Minnesota corporation, and (vi) Lenox Sales, Inc, a Minnesota corporation, Bank of New York Mellon as administrative agent and the lenders party to that certain Amended and restated Term Loan Credit Agreement dated as of April 20, 2007, and UBS Securities AG, Stamford Branch as administrative agent and the lenders party to that certain Revolving Credit Agreement dated as of April 20, 2007.

11.1	Computation of net income (loss) per share

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002